Form 10-K/A
period 2014-03-31
Ruthigen, Inc.
filed 2014-07-23
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number: 001-36199

RUTHIGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2455 Bennett Valley Rd., Suite C116 Santa Rosa, California (Address of principal executive offices)	46-1821392 (I.R.S. Employer Identification No.) 95404 (Zip Code)

Registrant’s telephone number, including area code (707) 525-9900

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value Per Share	The NASDAQ Capital Market

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

Non-accelerated filer ☐ [Do not check if a smaller reporting company]

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of July 15, 2014 was $16,124,667. The registrant has provided this information as of July 15, 2014 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of July 15, 2014, the registrant had 4,804,290 shares of common stock outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Ruthigen, Inc. (the “Registrant”) for the fiscal year ended March 31, 2014 as filed on June 30, 2014 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

2

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of July 15, 2014:

Name	Age	Position(s)
Hojabr Alimi(1)	52	Chief Executive Officer, Chief Science Officer and Chairman of the Board of Directors
Sameer Harish	38	Chief Financial Officer
Richard Conley(1)(2)(3)	63	Director
Gregory French(1)(2)(3)	53	Director

(1) Member of our audit committee.

(2) Member of our compensation committee.

(3) Member of our nominating and governance committee.

Executive Officers

Hojabr Alimi has served as our Chief Executive Officer and Chief Science Officer since February 4, 2013. He was also appointed Chairman of our board of directors on that same date. Mr. Alimi held the position of President and Chief Executive Officer at our former parent company, Oculus Innovative Sciences, Inc., or Oculus, a public company which he co-founded with his spouse, from 1999 to February 2013. Mr. Alimi formerly served as Chairman of the Board at Oculus, a position he held from 1999 until February 2014. Upon completion of our initial public offering, or IPO, Mr. Alimi stepped down from Oculus’ board of directors. Prior to founding Oculus, he was a corporate microbiologist for Arterial Vascular Engineering. Mr. Alimi received a B.A. in biology from Sonoma State University.

Our board of directors has determined that Mr. Alimi possesses specific attributes that qualify him to serve as a member of our board of directors, including his depth of scientific, operating, strategic, transactional, and senior management experience in our industry, his longevity in the industry, and his intimate knowledge of our company, as he is the founder of Ruthigen and Oculus before it.

Sameer Harish has served as our Chief Financial Officer since February 1, 2013. Prior to joining us, he served as the principal of Harish Life Science Advisors since December 2011, an independent consulting firm which he founded that provided financial, strategic, and market research advisory services to life science companies. From 2005 to 2011, Mr. Harish held the position of a senior equity research analyst covering the medical devices and diagnostics sectors at ThinkEquity LLC and Needham & Co. From 2002 to 2005, he worked as a research analyst at Symmetry Capital, a health care focused hedge fund, where he guided investments in the medical device, biotech, and diagnostic companies. Mr. Harish also held research and laboratory positions at Guidant (now part of Abbott Laboratories) and Synteni (acquired by Incyte Corporation). He received a B.A. from the University of California, Berkeley, where he studied molecular and cell biology with an emphasis in immunology.

Non-Employee Directors

Richard Conley has served as a director since February 2013. From 1999 until March 2014, Mr. Conley served as a member of the board of directors of Oculus. Upon completion of our IPO, Mr. Conley stepped down from Oculus’ board of directors. Since 2012, Mr. Conley has served as a volunteer member of the Finance Committee and Citizens Bond Oversight Committee of the Sonoma Valley Health Care District. Mr. Conley held the position of Chief Operating Officer at Kautz Family Vineyards, a wine production and marketing and hospitality company, from 2009 to 2011. From 2001 to 2009, Mr. Conley served as Executive Vice President and Chief Operating Officer at Don Sebastiani & Sons International Wine Negociants, a branded wine marketing company. From 1994 to 2001, he served as Vice President and Chief Operating Officer at Sebastiani Vineyards, a California wine producer, where he was originally hired as Chief Financial Officer in 1994. Mr. Conley received a B.S. in finance and accounting from Western Carolina University and an M.B.A. from St. Mary’s College of California.

Our board of directors has determined that Mr. Conley possesses specific attributes that qualify him to serve as a member of our board of directors, including the depth of his financial, accounting, operating and transactional experience.

Gregory French has served as a director since February 2013. He is the co-owner of G&C Enterprises LLC, a real estate and investment company, which he founded in 1999. Mr. French has held various engineering and senior management positions at several medical device companies, including Advanced Cardiovascular Systems, Peripheral Systems Group and Arterial Vascular Engineering. He received a B.S.I.E. from the California Polytechnic State University, San Luis Obispo. Mr. French was a director of Oculus. Effective as of February 21, 2014, Mr. French resigned from Oculus’ board of directors.

Our board of directors has determined that Mr. French possesses specific attributes that qualify him to serve as a member of our board of directors, including extensive experience in the healthcare industry and a depth of operating and senior management experience.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any such director or executive officer.

Board Composition and Election of Directors

Our board of directors currently consists of three directors. Our board of directors is divided into three classes, class I, class II and class III, with members of each class serving staggered terms where the term of each class of directors expires at each successive annual meeting of the stockholders. The members of the classes are divided as follows:

•	the class I director is Hojabr Alimi, and his term will expire at the first annual meeting of stockholders held after the closing of our IPO;

•	the class II director is Richard Conley, and his term will expire at the second annual meeting of stockholders held after the closing of our IPO; and

•	the class III director is Gregory French, and his term will expire at the third annual meeting of stockholders held after the closing of our IPO.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new term at the annual meeting of stockholders in that year.

Board Committees and Independence

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operates under a charter that has been approved by our board of directors.

Our board of directors has determined that all of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are independent, other than Hojabr Alimi, as defined under The NASDAQ Marketplace Rules, including, in the case of all of the members of our audit committee, other than Hojabr Alimi, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. In making such determination, the board of directors considered the relationships that each director has with our company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

There are no family relationships among any of our directors or executive officers.

Audit Committee.   Our audit committee is comprised of Richard Conley, Gregory French and Hojabr Alimi. Our board of directors has determined that Richard Conley is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission, and satisfies the financial sophistication requirements of applicable NASDAQ rules.

Under the applicable NASDAQ rules, we are permitted to phase in our compliance with the independent audit committee requirements set forth in NASDAQ Marketplace Rule 5605(c)(2)(A)(ii) on the same schedule as we are permitted to phase in our compliance with the independent audit committee requirement pursuant to Rule 10A-3(b)(1)(iv)(A) under the Exchange Act, which require (1) one independent member at the time of listing; (2) a majority of independent members within 90 days of listing; and (3) all independent members within one year of listing.

Our board of directors has determined that each of Messrs. Conley and French is an independent director under the NASDAQ Marketplace Rules and Rule 10A-3 of the Exchange Act. Within one year of our listing on the NASDAQ Capital Market, we expect that Mr. Alimi will resign from our audit committee and be replaced with a new director who is independent under NASDAQ Marketplace Rule 5605(c)(2)(A)(ii) and Rule 10A-3.

Our audit committee is authorized to:

•	approve and retain the independent auditors to conduct the annual audit of our financial statements;

•	review the proposed scope and results of the audit;

•	review and pre-approve audit and non-audit fees and services;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	oversee internal audit functions, if any; and

•	prepare the report of the audit committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Compensation Committee.   Our compensation committee is comprised of Gregory French and Richard Conley.

Our compensation committee is authorized to:

•	review and recommend the compensation arrangements for management, including the compensation for our president and chief executive officer;

•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•	administer our stock incentive plans;

•	prepare the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement; and

•	have the sole authority to retain or obtain the advice of any compensation consultant, independent legal counsel or other adviser after taking into account certain factors which address the independence of that consultant, counsel or adviser.

Nominating and Governance Committee.   Our nominating and governance committee is comprised of Richard Conley and Gregory French.

Our nominating and governance committee is authorized to:

•	identify and nominate members of the board of directors;

•	develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and

•	oversee the evaluation of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

Our records reflect that all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors have been filed on a timely basis.

Code of Business Conduct and Ethics

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.ruthigen.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to, accrued or earned during the fiscal years ended March 31, 2014 and March 31, 2013 by our chief executive officer and our only other executive officer as of March 31, 2014 and March 31, 2013. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		All other compensation ($)		Total ($)
Hojabr Alimi	2014	375,000		158,000	(1)	51,856	(2)	584,856	(3)
Chief Executive Officer and Chief Science Officer	2013	59,135	(4)			519	(5)	59,654

Sameer Harish	2014	225,000		—		—		225,000
Chief Financial Officer	2013	35,481	(6)	—		—		35,481

(1)	Includes a one-time cash bonus of $158,000 related to the preparation and filing of our registration statement on Form S-1 for our initial public offering.

(2)	Includes an aggregate $25,884 related to reimbursement of tax preparation services, $18,744 related to the reimbursement of legal fees, company matching 401(k) contributions in the amount of $3,750, personal use of our company car in the amount of $3,462, and a life insurance policy in the amount of $16.

(3)	Of the aggregate $584,856 earned by Mr. Alimi during 2014, $18,744 related to the reimbursement of legal fees incurred by Mr. Alimi remains unpaid as of March 31, 2014.

(4)	Mr. Alimi was appointed Chief Executive Officer and Chief Science Officer on February 4, 2013. He was also appointed Chairman of our board of directors on that same date. The amount in the table represents the salary paid from February 4, 2013 through March 31, 2013. Mr. Alimi’s annual salary is $375,000.

(5)	Includes 401(k) contribution in the amount of $519.

(6)	Mr. Harish was appointed our Chief Financial Officer on February 1, 2013. The amount in the table represents the salary paid from February 1, 2013 through March 31, 2013. Mr. Harish’s annual salary is $225,000.

Narrative to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

Hojabr Alimi

On March 21, 2013, we entered into an employment agreement with an effective date of February 4, 2013 (the “Alimi Employment Agreement”) with Mr. Hojabr Alimi to reflect his role and responsibilities as President and Chief Executive Officer. The Alimi Employment Agreement provides for an annual base salary of $375,000, subject to increase (but not decrease), as determined by our board of directors. Mr. Alimi may also receive stock options and/or other stock-based awards as determined by us in our sole discretion. Additionally, Mr. Alimi is eligible to participate in our bonus plans and incentive plans as established from time to time by us. The Alimi Employment Agreement also provides for payments to Mr. Alimi in the event of termination without cause or resignation by Mr. Alimi for Good Reason, as such terms are defined in the Alimi Employment Agreement. In the event Mr. Alimi is terminated without cause or resigns for Good Reason, he is entitled to (i) a lump severance payment equal to 24 times the average monthly base salary paid to Mr. Alimi over the preceding 12 months (or for the term of Mr. Alimi’s employment with us if less than 12 months); (ii) automatic vesting of all unvested options and other equity awards; (iii) the extension of exercisability of all options and other equity awards to at least 12 months following the date Mr. Alimi terminates employment or, if earlier, until the option expires; (iv) up to one year (the lesser of one year following the date of termination or until Mr. Alimi becomes eligible for medical insurance coverage provided by another employer) reimbursement for health care premiums under COBRA; and (v) a full gross up of any excise taxes payable by Mr. Alimi under Section 4999 of the Internal Revenue Code because of the foregoing payments and acceleration (including the reimbursement of any additional federal, state and local taxes payable as a result of the gross up), subject to the restrictions of Section 409A of the Internal Revenue Code.

Under the Alimi Employment Agreement, “Good Reason” is defined as the occurrence of one or more of the following without Mr. Alimi’s consent: (i) the assignment of Mr. Alimi to duties materially inconsistent with Mr. Alimi’s authorities, responsibilities, and status (including titles and reporting requirements) as Chief Executive Officer, or a material reduction or alteration in the nature or status of Mr. Alimi’s authorities, duties or responsibilities, other than an insubstantial and inadvertent act that is remedied by the company promptly after receipt of notice thereof given by Mr. Alimi; (ii) a reduction by us in Mr. Alimi’s base salary as in effect on the effective date or as the same shall be increased from time to time, or we otherwise fail to satisfy our compensation obligations to Mr. Alimi under the Alimi Employment Agreement, after notice by Mr. Alimi and a reasonable opportunity to cure; or (iii) the failure by us to obtain a satisfactory agreement from any successor of our company to assume and agree to perform the Alimi Employment Agreement. Mr. Alimi may terminate his employment for any reason upon at least 60 days prior written notice to us.

Receipt of the termination benefits described above is contingent on Mr. Alimi’s execution of a general release of claims against us, our subsidiaries, and our affiliates; his resignation from any and all directorships and every other position held by him with us and each of our affiliates, including but not limited to the board of directors of Oculus; and his return to us and our affiliates (the “Company Group”) of all property belonging to the Company Group, received from or on account of us, any other entity in the Company Group, or any of the Company Group’s respective affiliates by Mr. Alimi. In addition, Mr. Alimi is not entitled to such benefits if he does not comply with the non-competition and invention assignment provisions of the Alimi Employment Agreement during the term of his employment, or the confidentiality provisions of the Alimi Employment Agreement, whether during or after the term of his employment. Furthermore, we are under no obligation to pay the above-mentioned benefits if Mr. Alimi does not comply with the non-solicitation provisions of the Alimi Employment Agreement, which prohibit Mr. Alimi from interfering with our business relations or those of any other entity in the Company Group, and from soliciting employees of any entity in the Company Group, which provisions apply during the term of employment and for two years following termination.

In addition, on August 12, 2013, the Compensation Committee of Oculus approved the grant of a one-time cash bonus of $158,000 to Mr. Alimi in order to recognize his efforts related to the filing of our registration statement for our IPO.

On January 31, 2014, in connection with our entry into various amendments to our commercial agreements with Oculus, Oculus guaranteed the payment of Mr. Alimi’s severance in an amount not to exceed $385,000, under certain circumstances.

Sameer Harish

On February 1, 2013, and as amended on May 23, 2013, Oculus entered into an employment letter with Sameer Harish to reflect his roles and responsibilities as Chief Financial Officer of our company (the “Harish Employment Letter”). Mr. Harish’s employment was contingent upon, in addition to proof of identity, his signing of a Proprietary Information and Inventions Agreement and a Confidentiality Agreement with Oculus. Pursuant to the terms of the Harish Employment Letter, Mr. Harish was entitled to receive an annual base salary of $225,000.

On June 24, 2014, the compensation committee of our board of directors approved an employment agreement for our Chief Financial Officer, Sameer Harish (the “Harish Employment Agreement”), which replaced the offer letter previously in effect between us and Mr. Harish. The Harish Employment Agreement continues to provide for an annual base salary of $225,000, subject to increase, as determined by our board of directors. Mr. Harish may also receive stock options and/or other stock-based awards as determined by us in our sole discretion. In addition, Mr. Harish is eligible to participate in our bonus plans and incentive plans that we establish from time to time, as well as all employee pension and welfare benefit plans and programs made available by us to our senior-level employees generally. The Harish Employment Agreement further provides for payments to Mr. Harish in the event of termination without cause or resignation by Mr. Harish for good reason, as such terms are defined in the Harish Employment Agreement. In the event that Mr. Harish is terminated without cause or resigns for good reason, he is entitled to: (i) a lump severance payment equal to 18 times the average monthly base salary paid to Mr. Harish over the preceding 12 months; (ii) up to one year (the lesser of one year following the date of termination or until Mr. Harish becomes eligible for medical insurance coverage provided by another employer) reimbursement for health care premiums under COBRA; and (iii) automatic vesting of all unvested options and other equity awards; provided that in the event Mr. Harish resigns for good reason prior to a change of control, only the vesting of the restricted stock units granted by us on May 12, 2014 shall be accelerated. In addition, if we consummate a change of control all equity awards granted by us that are then-outstanding and unvested shall become fully vested and exercisable immediately prior to and subject to the consummation of the change of control. In addition, we will reimburse Mr. Harish for any excise taxes owed by him under Section 280G and Section 4999 of the Internal Revenue Code because of any acceleration of the equity awards (including a gross up of any additional federal, state and local taxes payable as a result of the reimbursement of the tax payments). Mr. Harish may terminate his employment for any reason upon at least 60 days prior written notice to us.

Receipt of the termination benefits described above is contingent on Mr. Harish’s execution of a general release of claims against us, our subsidiaries and our affiliates; his resignation from any and all directorships and every other position held by him with us and each of our subsidiaries; and his return to us and our affiliates (the “Company Group”) of all property belonging to the Company Group, received from or on account of the Company Group, or any other entity of the Company Group, or any of the Company Group’s respective affiliates by Mr. Harish. In addition, Mr. Harish is not entitled to such benefits if he does not comply with the non-competition and invention assignment provisions of the Harish Employment Agreement during the term of his employment, or the confidentiality provisions of the Harish Employment Agreement, whether during or after the term of his employment. Furthermore, we are under no obligation to pay the above-mentioned benefits if Mr. Harish does not comply with the non-solicitation provisions of the Harish Employment Agreement, which prohibit Mr. Harish from interfering with our business relations or those of any other entity in the Company Group, and from soliciting employees of any entity in the Company Group, which provisions apply during the term of employment and for two years following termination.

Outstanding Equity Awards

We had no equity awards outstanding as of March 31, 2014. Following the closing of our IPO and subsequent to March 31, 2014, we granted Hojabr Alimi, our Chief Executive Officer, Chief Science Officer and Chairman of the Board of Directors, 159,500 stock options, 125,000 restricted stock units and 24,055 performance-based restricted stock units. At that same time, we also granted Sameer Harish, our Chief Financial Officer, 105,000 stock options, 74,600 restricted stock units and 14,900 performance-based restricted stock units.

Director Compensation

During the fiscal year ended March 31, 2014, our non-employee directors did not receive any compensation for their service on our board, other than Gregory French for whom we reimbursed certain legal expenses of $51,975 incurred in connection with our separation from Oculus. However, on May 11, 2014, we granted our non-employee directors restricted stock units for 140,000 shares of our common stock under our 2013 Plan and on May 12, 2014, we granted our non-employee directors options to purchase 20,000 shares of our common stock under our 2013 Plan.

On September 30, 2013, our board of directors approved a director compensation policy that took effect upon the completion of our IPO that provides cash compensation of $40,000 per year to our chairman, if such person is not an employee, $25,000 per year to each non-employee, non-chairman director, plus $10,000 per year to the chairman of our audit committee, $5,000 per year to each other member of our audit committee, $5,000 per year to the chairman of our compensation committee and our nominating and governance committee and $3,000 per year to each other member of our compensation committee and our nominating and governance committee. Members of our board of directors who are also our employees, such as Mr. Alimi, do not receive any fees for their service on our board of directors, as a chairman or committee member. The policy also provides that directors may elect, in lieu of annual cash payments, to receive, in part or in full, fully-vested stock options or fully-vested shares of common stock, or a combination thereof, equal to the dollar-value of the non-cash portion of their annual compensation, calculated in accordance with FASB Accounting Standards Codification ASC 718, “Share-Based Payment” on the payment date.

Under the policy, upon initial election or appointment to the board of directors, new non-employee directors receive a non-qualified stock option to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value on the date of grant that vests one year from the date of grant. Each year of a non-employee director’s tenure, the director will receive a non-qualified stock option to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value on the date of grant that vests three years from the date of grant. The options become fully vested and exercisable upon a change of control.

In addition, equity awards may be granted under the 2013 Plan to our non-employee directors from time to time as may be determined by our compensation committee.

All directors are eligible to receive reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors, and our non-employee directors are also eligible to receive reimbursement, upon approval of the board of directors or a committee thereof, for reasonable out-of-pocket expenses incurred in connection with attendance at various conferences or meetings with our management.

2013 Employee, Director and Consultant Equity Incentive Plan

Our 2013 Employee, Director and Consultant Equity Incentive Plan, which we refer to as the 2013 Plan, became effective on the closing of our IPO in March 2014. The 2013 Plan will expire on September 30, 2023. Under the 2013 Plan, we may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. When the 2013 Plan took effect in March 2014, 998,355 shares of our common stock were authorized for issuance thereunder.

In addition, the 2013 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year beginning in calendar year 2015. The annual increase in the number of shares shall be equal to the lowest of: (i) 232,500 shares of our common stock; (ii) 5% of the number of shares of our common stock outstanding as of such date; and (iii) an amount determined by our board of directors or compensation committee.

The board of directors has authorized our compensation committee to administer the 2013 Plan. In accordance with the provisions of the plan, the compensation committee will determine the terms of options and other awards. The compensation committee or the independent members of our board of directors will determine:

•	which employees, directors and consultants shall be granted options and other awards;

•	the number of shares of our common stock subject to options and other awards;

•	the exercise price of each option, which generally shall not be less than fair market value on the date of grant;

•	the schedule upon which options become exercisable;

•	the termination or cancellation provisions applicable to options;

•	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

•	all other terms and conditions upon which each award may be granted in accordance with the 2013 Plan.

Upon a merger, consolidation or sale of all or substantially all of our assets, the administrator of the 2013 Plan, or the board of directors of any corporation assuming our obligations, may, in its sole discretion, take any one or more of the following actions pursuant to our plan, as to some or all outstanding awards:

•	provide that outstanding options will be substituted for shares of the successor corporation or consideration payable with respect to our outstanding stock in connection with the corporate transaction;

•	provide that the outstanding options must be exercised within a certain number of days, either to the extent the options are then exercisable, or at our board of directors’ discretion, any such options being made partially or fully exercisable;

•	terminate outstanding options in exchange for payment of an amount equal to the difference between (a) the consideration payable upon consummation of the corporate transaction to a holder of the number of shares into which such option would have been exercisable to the extent then exercisable (or, in our board of directors’ discretion, any such options being made partially or fully exercisable) and (b) the aggregate exercise price of those options;

•	provide that outstanding stock grants will be substituted for shares of the successor corporation or consideration payable with respect to our outstanding stock in connection with the corporate transaction;

•	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

•	terminate outstanding stock grants in exchange for payment of any amount equal to the consideration payable upon consummation of the corporate transaction to a holder of the same number of shares comprising the stock grant, to the extent the stock grant is no longer subject to any forfeiture or repurchase rights (or, at our board of directors’ discretion, all forfeiture and repurchase rights being waived upon the corporate transaction).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 15, 2014 by:

•	our named executive officers;

•	each of our directors;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of July 15, 2014, pursuant to the exercise of derivative securities, such as options, warrants or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 4,804,290 shares of common stock outstanding on July 15, 2014.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Ruthigen, Inc., 2455 Bennett Valley Rd., Suite C116, Santa Rosa, California 95404.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Hojabr Alimi	13,302	*
Sameer Harish	8,757	*
Richard Conley	834	*
Gregory French	834	*
All current executive officers and directors as a group (4 persons)	23,727	*

Five Percent Stockholders
Oculus Innovative Sciences, Inc.(1) 1129 N. McDowell Blvd. Petaluma, CA 94954	2,000,000	41.63%
Marlin Capital Investments LLC(2), 555 South Federal Highway #450, Boca Raton, FL 33432	383,793	7.99%

*	Represents beneficial ownership of less than 1%.

(1)	Information is partially based on a Schedule 13G filed on April 10, 2014.

(2)	Information is partially based on a Schedule 13G filed on March 26, 2014. 383,793 shares of common stock are held by Marlin Capital Investments LLC (“Marlin”). Barry Honig is the manager of Marlin and in such capacity holds voting and dispositive power over such securities. Excludes 383,793 Series A Warrants (the “Series A Warrants”) held by Marlin. Each Series A Warrant is exercisable, at an initial exercise price of $7.25 per share, into (i) one share of common stock and (ii) one Series B Warrant to purchase one share of common stock (the “Series B Warrant”). The Series B Warrant has an initial exercise price of $9.0625 per share. The Series A Warrant and the Series B Warrant are governed by certain beneficial ownership blockers preventing the holder from exercising such securities to the extent such conversion or exercise would cause the holder to beneficially hold in excess of 4.99% of our issued and outstanding common stock, which may be waived upon 61 days’ notice. Mr. Honig’s and Marlin’s beneficial ownership has been limited accordingly.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of March 31, 2014.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	998,355

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	998,355

(1)	Includes shares available for issuance under the Ruthigen, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Relationship with Oculus

Although we commenced our operations in October 2011, we were not formally incorporated until January 2013 as a wholly-owned subsidiary of Oculus and until the completion of our IPO, we were operated as a wholly-owned subsidiary of Oculus. Following the completion of our IPO, Oculus owns 2,000,000 shares, or approximately 42% of our outstanding shares of common stock as of July 15, 2014. As long as Oculus continues to hold a significant portion of our outstanding voting stock, Oculus may be able to influence our operations and the future direction of our company.

The Separation

Prior to the completion of our IPO, we were a wholly-owned subsidiary of Oculus. Following the completion of our IPO, Oculus owns approximately 42% of our outstanding shares of common stock as of July 15, 2014. We have entered into a license and supply agreement, a shared services agreement and a separation agreement with Oculus, which took effect upon the completion of our IPO, that govern certain aspects of our relationship with Oculus. In addition, we entered into a funding agreement with Oculus that governed certain aspects of our operations, financing and governance until the completion of our IPO. The license and supply agreement covers our exclusive rights to the license, development and manufacturing of our lead drug candidate, RUT58-60. The shared services agreement covers certain transitional services to be provided by Oculus following the completion of our IPO. We entered into the separation agreement with Oculus in order to maximize our ability to operate as independently as possible from Oculus in order to unlock the value proposition of RUT58-60, notwithstanding Oculus’ substantial ownership of us, and therefore the separation agreement contains certain limitations on Oculus’ ability to control various aspects of our business and operations. In addition, the members of our board of directors who were also members of Oculus’ board of directors stepped down from Oculus’ board and continued their service on our board following our IPO. Each of these agreements has been entered into in the overall context of our separation from Oculus. We refer to these agreements and the series of transactions that took effect upon the completion of our IPO, collectively, as the “Separation.”

The Distribution

We believe that a distribution of the Ruthigen shares of common stock held by Oculus to Oculus’ stockholders would be advantageous to the market for our shares of common stock by increasing liquidity, would accelerate our ability to become independent from Oculus by decreasing Oculus’ ownership of our common stock and would be beneficial for Oculus’ stockholders who would have a direct opportunity to participate in our value proposition. Oculus has advised us that, following the completion of our IPO and subject to the expiration of any applicable lock-up periods or other agreements we have or may have with Oculus, it does not have any near term plans to distribute our shares of common stock held by Oculus to the Oculus stockholders. The decision to conduct any such distribution is at the sole discretion of Oculus’ board of directors. There is no assurance that a distribution will ever occur. However, pursuant to the separation agreement, Oculus has agreed, from time to time, to retain investment bankers and tax advisors to re-evaluate the advisability of conducting a plan of distribution of our shares of common stock that Oculus owns and we have agreed to register any shares of common stock that Oculus may distribute in the future. Presently, it is expected that any potential distribution will be taxable to Oculus and its stockholders.

Directors and Officers

Prior to February 21, 2014, all of our directors also served as directors of Oculus. Gregory French resigned from the board of directors of Oculus effective as of February 21, 2014, and he continues to serve on our board of directors. Hojabr Alimi, our Chief Executive Officer, Chief Science Officer and Chairman of our board of directors, previously served as the Chairman of the board of directors of Oculus. Richard Conley previously served as a director of Oculus. Upon completion of our IPO, Messrs. Alimi and Conley stepped down from Oculus’ board and continue their service on our board of directors.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our restated certificate of incorporation and restated by-laws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Director Independence

Our Board of Directors has determined that Richard Conley and Gregory French qualify as independent directors under the definition promulgated by The NASDAQ Stock Market LLC.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Marcum LLP for the audit of the Company’s annual financial statements for the years ended March 31, 2014 and March 31, 2013, and fees billed for other services rendered by Marcum LLP during those periods.

	2014	2013

Audit fees:(1)	$276,762	$143,500
Audit related fees:(2)	—	—
Tax fees:(3)	—	—
All other fees:(4)	—	—
Total	$276,762	$143,500

(1) Audit fees consisted of aggregate fees billed for professional services rendered by Marcum LLP for the audit of the Company’s annual financial statements and reviews of interim financial statements and services that are normally provided by Marcum LLP in connection with statutory and regulatory filings or engagement for those fiscal years.

(2) No audit related fees were incurred by the Company for those two fiscal years.

(3) No tax fees were incurred by the Company for those two fiscal years.

(4) No other fees were incurred by the Company for those two fiscal years.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.              Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.             Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.            Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.            Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number
3.1	Restated Certificate of Incorporation of Ruthigen, Inc.		Form 8-K (Exhibit 3.1)	03/31/14	001-36199
3.2	Restated Bylaws of Ruthigen, Inc.		Form 8-K (Exhibit 3.2)	03/31/14	001-36199
4.1	Specimen certificate evidencing shares of common stock.		Form S-1 (Exhibit 4.1)	10/16/13	333-190476

4.2	Form of Representative’s Warrant Agreement.		Form S-1 (Exhibit 4.2)	02/24/14	333-190476
4.3	Form of Series A Warrant.		Form S-1 (Exhibit 4.3)	02/24/14	333-190476
4.4	Form of Series B Warrant.		Form S-1 (Exhibit 4.4)	02/24/14	333-190476
4.5	Form of Warrant Agreement between Ruthigen, Inc. and VStock Transfer, LLC		Form S-1 (Exhibit 4.5)	02/24/14	333-190476

Agreements with Executive Officers and Directors

10.1.1*	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated January 31, 2013; Amendment to the Offer of Employment as Chief Financial Officer, dated May 23, 2013.		Form S-1 (Exhibit 10.1)	08/08/13	333-190476

10.1.2*	Employment Agreement by and between Ruthigen, Inc. and Sameer Harish, dated June 24, 2014		Form 10-K (Exhibit 10.1.2)	06/30/14	001-36199

10.2*	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013.		Form S-1 (Exhibit 10.2)	08/08/13	333-190476

10.3*	Letter Agreement dated January 31, 2014 to Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi.		Form S-1 (Exhibit 10.2.1)	02/24/14	333-190476

10.4*	Non-Employee Director Compensation Policy		Form S-1 (Exhibit 10.7)	10/16/13	333-190476
10.5*	Form of Indemnification Agreement by and between the Company and its directors and officers.		Form S-1 (Exhibit 10.8)	10/16/13	333-190476

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

		Form S-1 (Exhibit 10.3)	08/08/13	333-190476

10.6.2	Third Amendment to Office Lease by and between Ruthigen, Inc. and SR Office Properties LLC, dated October 3, 2013.	Form S-1 (Exhibit 10.3.1)	10/16/13	333-190476

Agreements with Respect to Collaborations, Licenses, Research and Development

10.7.1**	License and Supply Agreement by and between Ruthigen, Inc. and Oculus Innovative Sciences, Inc., dated May 23, 2013.	Form S-1 (Exhibit 10.4)	10/16/13	333-190476

10.7.2	Amendment No. 1 to License and Supply Agreement by and between Ruthigen, Inc. and Oculus Innovative Sciences, Inc., dated October 9, 2013.	Form S-1 (Exhibit 10.4.1)	10/16/13	333-190476

10.7.3	Amendment No. 2 to License and Supply Agreement by and between Ruthigen, Inc. and Oculus Innovative Sciences, Inc., dated November 6, 2013.	Form S-1 (Exhibit 10.4.2)	11/07/13	333-190476

10.7.4	Amendment No. 3 to License and Supply Agreement by and between Ruthigen, Inc. and Oculus Innovative Sciences, Inc., dated January 31, 2014.	Form S-1 (Exhibit 10.4.3)	02/24/14	333-190476

10.8.1	Shared Services Agreement by and between Ruthigen, Inc. and Oculus Innovative Sciences, Inc., dated May 23, 2013.	Form S-1 (Exhibit 10.5)	08/08/13	333-190476

10.8.2	Amendment No. 1 to Shared Services Agreement by and between Ruthigen, Inc. and Oculus Innovative Sciences, Inc., dated January 31, 2014.	Form S-1 (Exhibit 10.5.1)	02/24/14	333-190476

10.9	Amended Separation Agreement by and between Ruthigen, Inc. and Oculus Innovative Sciences, Inc., dated January 31, 2014.	Form S-1 (Exhibit 10.9)	02/24/14	333-190476

Equity Compensation Plans

10.11	Ruthigen, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, or the 2013 Incentive Plan.	Form 10-K (Exhibit 10.11)	06/30/14	001-36199

10.12	Form of option agreement under the 2013 Incentive Plan.	Form 10-K (Exhibit 10.12)	06/30/14	001-36199

10.13	Form of restricted stock unit agreement under the 2013 Incentive Plan.		Form 10-K (Exhibit 10.13)	06/30/14	001-36199

10.14	Form of performance-based restricted stock unit agreement for grants made under the 2013 Incentive Plan on May 11, 2014 to the executive officers and directors of Ruthigen, Inc.		Form 10-K (Exhibit 10.14)	06/30/14	001-36199

Other Exhibits

23.1	Consent of Marcum LLP, independent registered public accounting firm.		Form 10-K (Exhibit 23.1)	06/30/14	001-36199

31.1	Certification of the Chief Executive Officer		Form 10-K (Exhibit 31.1)	06/30/14	001-36199
31.1.1	Certification of the Chief Executive Officer	X

31.2	Certification of the Chief Financial Officer		Form 10-K (Exhibit 31.2)	06/30/14	001-36199
31.2.1	Certification of the Chief Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 32)	06/30/14	001-36199

*	Management contract or compensatory plan or arrangement.

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

RUTHIGEN, INC.

Date: July 23, 2014	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chief Executive Officer, Chief Science Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Hojabr Alimi	Chief Executive Officer, Chief Science	July 23, 2014
Hojabr Alimi	Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Sameer Harish	Chief Financial Officer (Principal Financial	July 23, 2014
Sameer Harish	Officer and Principal Accounting Officer)

/s/ Richard Conley	Director	July 23, 2014
Richard Conley

/s/ Gregory French	Director	July 23, 2014
Gregory French

