Form 10-Q
period 2014-06-30
Ruthigen, Inc.
filed 2014-08-14
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-36199

RUTHIGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1821392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2455 Bennett Valley Rd., Suite C116 Santa Rosa, California	95404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (707) 525-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2014, the registrant had 4,804,290 shares of common stock outstanding.

RUTHIGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RUTHIGEN, INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)
Assets

Current Assets:
Cash	$14,267,000	$15,571,000
Prepaid expenses and other current assets	377,000	3,000

Total Current Assets	14,644,000	15,574,000

Property and equipment, net	3,000	2,000

Total Assets	$14,647,000	$15,576,000

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$543,000	$410,000
Payable to Former Parent	7,000	537,000

Total Current Liabilities	550,000	947,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value;
500,000 shares authorized;
no shares issued and outstanding
at June 30, 2014 and March 31, 2014, respectively	-	-
Common stock, $0.0001 par value;
100,000,000 shares authorized;
4,804,290 and 4,650,000 shares issued and outstanding
at June 30, 2014 and March 31, 2014, respectively	480	465
Additional paid-in capital	19,480,520	18,297,535
Accumulated deficit	(5,384,000)	(3,669,000)

Total Stockholders' Equity	14,097,000	14,629,000

Total Liabilities and Stockholders' Equity	$14,647,000	$15,576,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended
	June 30,
	2014	2013

Revenues	$-	$-

Operating Expenses
Research and development	676,000	175,000
Selling, general and administrative	1,043,000	302,000

Total Operating Expenses	1,719,000	477,000

Loss From Operations	(1,719,000)	(477,000)

Other Income
Interest income	4,000	-

Total Other Income	4,000	-

Net Loss	$(1,715,000)	$(477,000)

Net Loss Per Share
- Basic and Diluted	$(0.36)	$(0.24)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	4,751,730	2,000,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2014

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2014	4,650,000	$465	$18,297,535	$(3,669,000)	$14,629,000

Shares issued for cash in connection with
underwriter's exercise of overallotment, net	154,290	15	1,027,985	-	1,028,000

Stock-based compensation	-	-	155,000	-	155,000

Net loss	-	-	-	(1,715,000)	(1,715,000)

Balance - June 30, 2014	4,804,290	$480	$19,480,520	$(5,384,000)	$14,097,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,715,000)	$(477,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	1,000
Stock-based compensation	155,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(374,000)	(99,000)
Accounts payable and accrued expenses	296,000	246,000

Net Cash Used in Operating Activities	(1,638,000)	(329,000)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,000)	-

Net Cash Used in Investing Activities	(1,000)	-

Cash Flows From Financing Activities
Advances from Former Parent	-	553,000
Repayment of Former Parent advances	(530,000)	-
Payment of deferred offering costs	-	(509,000)
Proceeds from issuance of common stock and
warrants less issuance costs [1]	865,000	-
Investment from Former Parent	-	242,000

Net Cash Provided by Financing Activities	335,000	286,000

Net Decrease In Cash	(1,304,000)	(43,000)

Cash - Beginning	15,571,000	96,000

Cash - Ending	$14,267,000	$53,000

[1]	Gross proceeds of initial public offering of $1,117,000 less $252,000 of offering costs, of which $89,000 was withheld from the proceeds and $163,000 was paid in cash that was previously accrued.

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1. Nature of Operations and Basis of Presentation

Ruthigen, Inc. (the “Company” or “Ruthigen”) is a biopharmaceutical company focused on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid, or HOCl, based therapeutics designed to prevent and treat infection in invasive applications.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2014. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the Company’s fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 30, 2014.

Note 2. Summary of Significant Accounting Policies

Liquidity and Financial Condition

The Company incurred net losses of $1,715,000 and $477,000 for the three months ended June 30, 2014 and 2013, respectively. At June 30, 2014, the Company’s working capital and accumulated deficit were $14,094,000 and $5,384,000, respectively. The Company has not yet achieved profitability and it is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

The Company believes that its existing cash, which includes the proceeds from its initial public offering (“IPO”), will be sufficient to fund its operations into the quarter ending December 31, 2015. However, in order for the Company to execute its research and development strategy and to obtain the necessary regulatory approvals to commercialize RUT58-60 as a drug in the United States, the Company will need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. The Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include stock-based compensation, the valuation allowance related to the Company’s deferred tax assets and the expense allocations relating to the Company’s operations prior to its deconsolidation from Oculus Innovative Sciences, Inc. (“Oculus” or “Former Parent”) on March 26, 2014.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee and director services at the estimated grant date fair value of the award. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company estimates the fair value of restricted stock and restricted stock units (“RSUs”) based upon the closing market price of the Company’s common stock on the date the award is granted. The Company amortizes the fair value of employee awards on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense includes the impact of an estimate for forfeitures for all stock awards. The Company recognizes stock-based compensation expense for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts stock-based compensation expense based on its probability assessment.

RUTHIGEN, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2. Significant Accounting Policies – Continued

Stock-Based Compensation – Continued

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2014	2013

Options	332,500	-
Warrants	3,140,250	-
Restricted stock units	409,355	-
Total	3,882,105	-

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to adopt this ASU effective with its Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 30, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date these condensed financial statements were issued.

RUTHIGEN, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	June 30,	March 31,
	2014	2014
	(unaudited)

Prepaid insurance	$304,000	$-
Deposits	50,000	1,000
Prepaid rent	2,000	2,000
Other prepaid expenses and current assets	21,000	-
Total	$377,000	$3,000

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	June 30,	March 31,
	2014	2014
	(unaudited)

Accrued employee compensation	$36,000	$109,000
Accrued director compensation	23,000	50,000
Accrued legal fees	235,000	183,000
Accrued professional fees	124,000	53,000
Other accrued expenses	125,000	15,000
Total	$543,000	$410,000

Note 5. Commitments and Contingencies

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

As of June 30, 2014, the Company had employment agreements in place with two of its key executives. The agreements provide, among other things, for the payment of eighteen to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2014, potential cash severance amounted to $1,144,000.

RUTHIGEN, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5. Commitments and Contingencies - Continued

License and Supply Agreement

The Company entered into a license and supply agreement with Oculus which was effective upon the completion of the IPO, pursuant to which Oculus has agreed to exclusively license certain of its proprietary technology to the Company to enable the Company’s research, development and commercialization of newly discovered RUT58-60 and any improvements to it in the United States, Canada, the European Union and Japan in certain invasive uses in humans which do not include dermatologic uses or uses for ophthalmic, sinusitis or otic indications. Under the license and supply agreement, the Company will be required to make a total of up to $8 million of milestone payments to Oculus over the next several years payable upon the completion of specified performance conditions. The Company will accrue for the milestone payment liability if and when the Company determines that the achievement of such conditions is probable. As of June 30, 2014, the Company has not accrued for any portion of the milestone payments.

Note 6. Stockholders’ Equity

Initial Public Offering

The Company closed its IPO of the sale of 2,650,000 Units at a price of $7.25 per Unit on March 26, 2014. Following the closing of the IPO, during the three months ended June 30, 2014 and in connection with its IPO, the underwriters exercised a portion of the over-allotment option pursuant to which the Company sold an additional 154,290 shares of common stock at $6.6608 per share, which resulted in approximately $1,028,000 of aggregate net proceeds to the Company. In connection with the underwriters’ partial exercise of the over-allotment option, the Company issued to the representative of the underwriters a five-year warrant to purchase 5,400 shares of the Company’s common stock at an exercise price of $9.0625 per share (the “Representative’s Warrant”). The Representative’s Warrant is exercisable commencing one year from the date of issuance. The Representative’s Warrant and the shares of common stock underlying the Representative’s Warrant have been deemed compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and are, therefore, subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA.

Stock Warrants

A summary of the warrant activity during the three months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, March 31, 2014	3,140,250	$7.30
Granted	5,400	9.06
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2014	3,145,650	$7.31	1.8	$-

Exercisable, June 30, 2014	3,047,500	$7.25	1.7	$-

RUTHIGEN, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6. Stockholder’s Equity - Continued

Stock Warrants - Continued

The following table presents information related to stock warrants at June 30, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$7.2500	3,047,500	1.7	3,047,500
$9.0625	98,150	-	-
	3,145,650	1.7	3,047,500

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the three months ended June 30, 2014. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Three Months Ended
	June 30,
	2014	2013
Risk free interest rate	1.67%	n/a
Expected term (years)	5.61	n/a
Expected volatility	95%	n/a
Expected dividends	0.00%	n/a

The weighted average estimated fair value of the options granted during the three months ended June 30, 2014 was $4.79 per share. There were no options granted during the three months ended June 30, 2013.

On May 12, 2014, the Company granted options to employees and directors to purchase an aggregate of 332,500 shares of common stock at an exercise price of $6.37 per share, pursuant to the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The shares vest ratably over three years on a quarterly basis. The aggregate grant date value of $1,593,000 will be recognized proportionate to the vesting period.

The Company recorded stock–based compensation expense related to stock options of $66,000 and $0 during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $1,527,000 of unrecognized stock-based compensation expense related to stock options that will be amortized over a weighted average period of 2.9 years.

RUTHIGEN, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6. Stockholder’s Equity - Continued

Stock Options - Continued

A summary of the stock option activity during the three months ended June 30, 2014 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, March 31, 2014	-	$-
Granted	332,500	6.37
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2014	332,500	$6.37	9.9	$-

Exercisable, June 30, 2014	-	$-	-	$-

The following table presents information related to stock options at June 30, 2014:

Options Outstanding		Options Exercisable
Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$6.37	332,500	-	-
	332,500	-	-

Restricted Stock Units

On May 11, 2014, the Company granted RSUs issuable for an aggregate of 409,355 shares to employees and directors, pursuant to the 2013 Plan. RSUs for 341,000 shares of common stock vest ratably over three years on a quarterly basis and had an aggregate grant date value of $2,148,000. RSUs for 68,355 shares had an aggregate grant date value of $431,000 and vest in equal installments based on achievement of the following: (1) enrollment of the first patient in the first pivotal clinical trial for RUT58-60 on or prior to May 11, 2017; (2) enrollment of the first patient in the second pivotal clinical trial for RUT58-60 on or prior to May 11, 2018; and (3) completion of the clinical study report containing the results of the second pivotal clinical trial for RUT58-60 on or prior to May 11, 2019.

The Company recorded stock–based compensation expense related to RSUs of $89,000 and $0 during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $2,059,000 of unrecognized stock-based compensation expense related to RSUs that will be amortized over a weighted average period of 2.9 years. The Company recognizes stock-based compensation expense for RSUs with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. As of June 30, 2014, the Company has not recognized any expense related to RSUs with performance conditions. As of June 30, 2014, there was $431,000 of unrecognized stock-based compensation expense related to RSUs with performance conditions.

RUTHIGEN, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6. Stockholder’s Equity - Continued

Restricted Stock Units - Continued

A summary of RSU activity for the three months ended June 30, 2014 is presented below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Units	Fair Value	Fair Value

Non-vested, March 31, 2014	-	$-	$-
Granted	409,355	6.30	2,579,000
Vested	-	-	-
Forfeited	-	-	-
Non-vested, June 30, 2014	409,355	$6.30	$2,579,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as our audited condensed financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” and similar terms refer to Ruthigen, Inc., a Delaware corporation.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks factors and uncertainties set forth in Part II, Item 1A of this Quarterly Report, as well as those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 30, 2014.

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

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid, or HOCl, based therapeutics designed to prevent and treat infection in invasive applications. Our lead drug candidate, RUT58-60, is a broad spectrum anti-infective that we are developing for the prevention and treatment of infection in surgical and trauma procedures. We are focusing RUT58-60 for use initially to prevent infections in abdominal surgery due to the large addressable market, high rate of post-surgical infection associated with abdominal surgery, the high-impact opportunity that abdominal surgery offers us in the clinical trial setting to expose multiple internal organs to RUT58-60 at one time, and feedback from surgeons identifying post-surgical infection in abdominal surgery (relative to other surgeries) as a significant unmet medical need. We were incorporated in January 2013 as a wholly-owned subsidiary of Oculus Innovative Sciences, Inc., or Oculus or the Former Parent, and we were operated as a wholly-owned subsidiary of Oculus until the completion of our initial public offering, or IPO, in March 2014. We currently have no products approved for sale. We submitted our Investigational New Drug Application, or IND, for RUT58-60 to the United States Food and Drug Administration, or FDA, in early May 2014. In June 2014, our IND became effective thereby allowing us to begin human clinical testing of RUT58-60. In July 2014, we began human clinical testing of RUT58-60 in a 21-day skin irritation trial. In August 2014, we completed the skin irritation trial with 36 human subjects participating for 21 consecutive days.

Our goal is to become the first company to market RUT58-60 as a drug containing HOCl for the prevention and treatment of infection in invasive surgery in the United States. We believe that RUT58-60 has the potential to significantly reduce the rate of post-surgical infections, reduce the use of systemic antibiotics that have proven to be ineffective against certain common resistant strains of bacteria, including methicillin-resistant staphylococcus aureus, or MRSA, and vancomycin-resistant enterococcus, or VRE, reduce the negative side effects associated with the increasingly widespread use of antibiotics, accelerate post-surgical healing which should lead to quicker patient discharge from the hospital, and ultimately reduce hospital readmission rates. In July 2014, we began human clinical testing of RUT58-60 in a 21-day skin irritation trial. In August 2014, we completed the skin irritation trial with 36 human subjects participating for 21 consecutive days. Following an independent data monitoring committee, or DMC, review of the results from the skin irritation phase, and the DMC’s recommendation to proceed with the trial, we plan to enroll 20 patients in the Phase 1 part of our exploratory Phase 1/2 clinical trial, to evaluate the safety of RUT58-60 within the abdominal cavity, which we refer to as the safety run-in. Subject to review of the safety run-in data by the DMC, we will continue patient enrollment in the Phase 2 part of our Phase 1/2 clinical trial for RUT58-60. Pending the successful completion of that trial and our planned pivotal clinical trials, the first of which we anticipate will be our planned Phase 2B trial and the second of which we anticipate will be our planned Phase 3 trial, we plan to submit our New Drug Application, or NDA, to the FDA in late 2017.

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

Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

The following table presents selected items in our unaudited condensed statements of operations for the three months ended June 30, 2014 and 2013, respectively:

	For The Three Months Ended
	June 30,
	2014	2013
	(unaudited)

Revenues	$-	$-

Operating Expenses
Research and development	676,000	175,000
Selling, general and administrative	1,043,000	302,000

Total Operating Expenses	1,719,000	477,000

Loss From Operations	(1,719,000)	(477,000)

Other Income
Interest income	4,000	-

Total Other Income	4,000	-

Net Loss	$(1,715,000)	$(477,000)

Revenue

We did not recognize product sales for the three months ended June 30, 2014 or 2013. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize RUT58-60 in the United States. In the event we choose to pursue a partnering arrangement to commercialize RUT58-60 or other products outside the United States, we would expect to initiate additional research and development and clinical trial activities in the future.

Research and Development Expense

Research and development expense was $676,000 and $175,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $501,000, or 286%. The increase in research and development expense is primarily a result of the increases in activity directly related to RUT58-60 and the Company’s preparations for its initiation of clinical trials. Research and development expense consists of costs related to the research and development of RUT58-60 and our manufacturing process; the development and testing of new drug formulations; preclinical studies; consulting fees; personnel related costs, including salaries, and benefits; and in the preparations for clinical trials, which are designed to obtain FDA drug approvals for RUT58-60. Research and development expense is charged as incurred. These expenses were attributable to salary, other personnel related expenses, and consulting expenses in the research and development, clinical, and regulatory departments. The expansion of our clinical and regulatory team was due to our increased focus on medical education, clinical trials and the management of regulatory trials.

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

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,043,000 and $302,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $741,000, or 245%. The increase in selling, general and administrative expense is primarily a result of higher legal, accounting, and insurance expenses associated with being a public company, the Company’s preparations for its initiation of clinical trials and the inclusion of stock compensation expenses, which were not recorded for the three months ended June 30, 2013. Selling, general and administrative expense consists of development expenses associated with RUT58-60 marketing preparations; costs related to administrative personnel and senior management, including salaries, bonuses, and benefits; costs related to the completion of the license and supply agreement, shared services agreement and separation agreement with Oculus. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and other general business and outside consulting activities. Selling, general and administrative expense also includes travel costs for employees and third-party consultants, insurance, legal and accounting fees and other professional and administrative costs.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30,	March 31,
	2014	2014
	(unaudited)

Cash	$14,267,000	$15,571,000

Working Capital	$14,094,000	$14,627,000

We reported net losses of $1,715,000 and $477,000 for the three months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and March 31, 2014, our accumulated deficit was $5,384,000 and $3,669,000, respectively. We have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. We may never achieve profitability.

During the three months ended June 30, 2014, we received an additional $865,000 of net proceeds from our IPO. At June 30, 2014, we reported cash of $14,267,000. We believe that our existing cash, which includes the proceeds from our IPO, will be sufficient to fund our operations into the quarter ending December 31, 2015.

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

Cash Flows During the Three Months Ended June 30, 2014 and 2013

During the three months ended June 30, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,638,000 and $329,000 for the three months ended June 30, 2014 and 2013, respectively. The net cash used in operating activities for the three months ended June 30, 2014 was primarily due to cash used to fund a net loss of $1,715,000, adjusted for non-cash expenses of $155,000, and $78,000 of net cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of an increase in prepaid expenses. The net cash used in operating activities for the three months ended June 30, 2013 was primarily due to cash used to fund a net loss of $477,000, adjusted for non-cash expenses of $1,000, partially offset by $147,000 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to an expansion of operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,000 for the three months ended June 30, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2014 and 2013 was $335,000 and $286,000, respectively. The net cash provided by financing activities during the three months ended June 30, 2014 was primarily attributable to $865,000 of net proceeds from our IPO (gross proceeds of $1,117,000 less $252,000 of offering costs paid during the three months ended June 30, 2014), partially offset by $530,000 of cash used in the repayment of advances to our Former Parent. The net cash provided by financing activities during the three months ended June 30, 2013 was primarily attributable to $553,000 of advances from our Former Parent and $242,000 of investment from our Former Parent, partially offset by $509,000 of cash used in the payment of deferred offering costs related to our IPO.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Other than the following, there are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended March 31, 2014 filed with the Securities and Exchange Commission on June 30, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Stock-Based Compensation

We account for share-based awards exchanged for employee and director services at the estimated grant date fair value of the award. We estimate the fair value of stock options using the Black-Scholes option pricing model. We estimate the fair value of restricted stock and restricted stock units based upon the closing market price of our common stock on the date the award is granted. We amortize the fair value of employee awards on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense includes the impact of an estimate for forfeitures for all stock awards. We recognize stock-based compensation expense for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjusts stock-based compensation expense based on our probability assessment.

We account for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the requisite service period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

In connection with our initial public offering, or IPO, under the Securities Act, we registered units, with each unit consisting of one share of common stock and one Series A Warrant, or the Units. The registration statement on Form S-1 (File No. 333-190376), or the Registration Statement, filed in connection with our IPO was declared effective by the SEC on March 21, 2014. As of June 30, 2014, we had sold (i) 2,650,000 Units at a price of $7.25 per Unit, (ii) 397,500 Series A Warrants at a price of $0.0092 per Series A Warrant, and (iii) 154,290 shares of common stock at a price of $6.6608 per share, in our IPO. The IPO commenced on March 21, 2014 and did not terminate until the completion of the sale of the securities enumerated in the prior sentence, which was prior to June 30, 2014.

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

We have invested the net proceeds from our IPO in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. As of June 30, 2014, approximately $2.8 million of the net proceeds from our IPO had been used. There has been no material change in our expected use of the net proceeds from our IPO as described in our final prospectus dated March 21, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 21, 2014. We have broad discretion in the use of the net proceeds from our IPO. We may find it necessary or advisable to use the net proceeds from this offering for other purposes than those described in our final prospectus.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Employment Agreement by and between Ruthigen, Inc. and Sameer Harish, dated June 24, 2014.		Form 10-K (Exhibit 10.1.2)	6/30/2014	001-36199

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101+	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014, (ii) Unaudited Condensed Statements of Operations for the three months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2014, (iv) Unaudited Condensed Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (v) Notes to Unaudited Condensed Financial Statements.	X

*		Management contract or compensatory plan or arrangement.
+		Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTHIGEN, INC.

Date: August 14, 2014	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chief Executive Officer, Chief Science Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Sameer Harish
Sameer Harish
Chief Financial Officer
(Principal Financial Officer)

