Form 10-Q
period 2014-09-30
Ruthigen, Inc.
filed 2014-11-13
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-36199

RUTHIGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1821392
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2455 Bennett Valley Rd., Suite C116	95404
Santa Rosa, California	(Zip Code)
(Address of principal executive offices)

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

As of November 12, 2014, the registrant had 4,804,290 shares of common stock outstanding.

RUTHIGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RUTHIGEN, INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)
Assets

Current Assets:
Cash	$12,880,000	$15,571,000
Prepaid expenses and other current assets	289,000	3,000

Total Current Assets	13,169,000	15,574,000

Property and equipment, net	105,000	2,000

Total Assets	$13,274,000	$15,576,000

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$573,000	$410,000
Payable to Former Parent	2,000	537,000

Total Current Liabilities	575,000	947,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,804,290 and 4,650,000 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	480	465
Additional paid-in capital	19,792,520	18,297,535
Accumulated deficit	(7,094,000)	(3,669,000)

Total Stockholders' Equity	12,699,000	14,629,000

Total Liabilities and Stockholders' Equity	$13,274,000	$15,576,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	629,000	495,000	1,305,000	670,000
Selling, general and administrative	1,086,000	499,000	2,129,000	801,000

Total Operating Expenses	1,715,000	994,000	3,434,000	1,471,000

Loss From Operations	(1,715,000)	(994,000)	(3,434,000)	(1,471,000)

Other Income
Interest income	5,000	-	9,000	-

Total Other Income	5,000	-	9,000	-

Net Loss	$(1,710,000)	$(994,000)	$(3,425,000)	$(1,471,000)

Net Loss Per Share
- Basic and Diluted	$(0.35)	$(0.50)	$(0.72)	$(0.74)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	4,819,732	2,000,000	4,785,917	2,000,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2014	4,650,000	$465	$18,297,535	$(3,669,000)	$14,629,000

Shares issued for cash in connection with underwriter's exercise of overallotment, net	154,290	15	1,027,985	-	1,028,000

Stock-based compensation	-	-	467,000	-	467,000

Net loss	-	-	-	(3,425,000)	(3,425,000)

Balance - September 30, 2014	4,804,290	$480	$19,792,520	$(7,094,000)	$12,699,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(3,425,000)	$(1,471,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,000
Stock-based compensation	467,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(286,000)	(203,000)
Accounts payable and accrued expenses	326,000	316,000

Net Cash Used in Operating Activities	(2,918,000)	(1,357,000)

Cash Flows From Investing Activities
Purchases of property and equipment	(103,000)	-

Net Cash Used in Investing Activities	(103,000)	-

Cash Flows From Financing Activities
Advances from Former Parent	-	911,000
Repayment of Former Parent advances	(535,000)	-
Payment of deferred offering costs	-	(780,000)
Proceeds from issuance of common stock and warrants less issuance costs [1]	865,000	1,219,000
Investment from Former Parent	-	-

Net Cash Provided by Financing Activities	330,000	1,350,000

Net Decrease In Cash	(2,691,000)	(7,000)

Cash - Beginning	15,571,000	96,000

Cash - Ending	$12,880,000	$89,000

[1]	Gross proceeds of initial public offering of $1,117,000 less $252,000 of offering costs, of which $89,000 was withheld from the proceeds and $163,000 was paid in cash that was previously accrued.

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Operations and Basis of Presentation

Ruthigen, Inc. (the “Company” or “Ruthigen”) is a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2014. The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the Company’s fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on June 30, 2014.

Note 2. Summary of Significant Accounting Policies

Liquidity and Financial Condition

The Company incurred net losses of $1,710,000 and $3,425,000 for the three and six months ended September 30, 2014, respectively, and $994,000 and $1,471,000 for the three and six months ended September 30, 2013, respectively. At September 30, 2014, the Company’s working capital and accumulated deficit were $12,594,000 and $7,094,000, respectively. The Company has not yet achieved profitability and it is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

The Company believes that its existing cash, which includes the proceeds from its initial public offering (“IPO”), will be sufficient to fund its operations through the quarter ending December 31, 2015. However, in order for the Company to execute its research and development strategy and to obtain the necessary regulatory approvals to commercialize RUT58-60 as a drug in the United States, the Company will need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. The Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2014	2013

Options	332,500	-
Warrants	3,145,650	-
Restricted stock units	380,942	-
Total	3,859,092	-

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15,”Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company does not believe adoption of this ASU will have a material effect on its condensed financial statements.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date these condensed financial statements were issued.

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	September 30,	March 31,
	2014	2014
	(unaudited)

Prepaid insurance	$228,000	$-
Deposits	20,000	1,000
Prepaid rent	2,000	2,000
Other prepaid expenses and current assets	39,000	-
Total	$289,000	$3,000

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	September 30,	March 31,
	2014	2014
	(unaudited)

Accrued employee compensation	$77,000	$109,000
Accrued director compensation	41,000	50,000
Accrued legal fees	141,000	183,000
Accrued professional fees	125,000	53,000
Other accrued expenses	189,000	15,000
Total	$573,000	$410,000

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5. Commitments and Contingencies

Employment Agreements

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

As of September 30, 2014, the Company had employment agreements in place with its Chief Executive Officer and CFO. The agreements provide, among other things, for the payment of eighteen to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2014, potential cash severance amounted to $1,144,000.

License and Supply Agreement

The Company entered into a license and supply agreement with Oculus which was effective upon the completion of the IPO, pursuant to which Oculus has agreed to exclusively license certain of its proprietary technology to the Company to enable the Company’s research, development and commercialization of newly discovered RUT58-60 and any improvements to it in the United States, Canada, the European Union and Japan in certain invasive uses in humans which do not include dermatologic uses or uses for ophthalmic, sinusitis or otic indications. Under the license and supply agreement, the Company will be required to make a total of up to $8 million of milestone payments to Oculus over the next several years payable upon the completion of specified performance conditions. The Company will accrue for the milestone payment liability if and when the Company determines that the achievement of such conditions is probable. As of September 30, 2014, the Company has not accrued for any portion of the milestone payments.

Note 6. Stockholders’ Equity

Initial Public Offering

The Company closed its IPO of the sale of 2,650,000 Units at a price of $7.25 per Unit on March 26, 2014. Following the closing of the IPO, during the six months ended September 30, 2014 and in connection with its IPO, the underwriters exercised a portion of the over-allotment option pursuant to which the Company sold an additional 154,290 shares of common stock at $6.6608 per share, which resulted in approximately $1,028,000 of aggregate net proceeds to the Company. In connection with the underwriters’ partial exercise of the over-allotment option, the Company issued to the representative of the underwriters a five-year warrant to purchase an additional 5,400 shares of the Company’s common stock at an exercise price of $9.0625 per share. The warrant is exercisable commencing one year from the date of issuance. The warrant and the shares of common stock underlying the warrant have been deemed compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and are, therefore, subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA.

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stockholder’s Equity - Continued

Stock Warrants

A summary of the warrant activity during the six months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, March 31, 2014	3,140,250	$7.30
Granted	5,400	9.06
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2014	3,145,650	$7.31	1.6	$-

Exercisable, September 30, 2014	3,047,500	$7.25	1.5	$-

The following table presents information related to stock warrants at September 30, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$7.2500	3,047,500	1.5	3,047,500
$9.0625	98,150	-	-
	3,145,650	1.5	3,047,500

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the six months ended September 30, 2014. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stockholder’s Equity - Continued

Stock Options - Continued

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Six Months Ended
	September 30,
	2014	2013
Risk free interest rate	1.67%	n/a
Expected term (years)	5.61	n/a
Expected volatility	95%	n/a
Expected dividends	0.00%	n/a

The weighted average estimated fair value of the options granted during the six months ended September 30, 2014 was $4.79 per share. There were no options granted during the three months ended September 30, 2014 and the three and six months ended September 30, 2013.

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

The Company recorded stock–based compensation expense related to stock options of $133,000 and $199,000 during the three and six months ended September 30, 2014, respectively, and $0 during the three and six months ended September 30, 2013. As of September 30, 2014, there was $1,394,000 of unrecognized stock-based compensation expense related to stock options that will be amortized over a weighted average period of 2.6 years.

A summary of the stock option activity during the six months ended September 30, 2014 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, March 31, 2014	-	$-
Granted	332,500	6.37
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2014	332,500	$6.37	9.6	$-

Exercisable, September 30, 2014	27,706	$6.37	9.6	$-

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stockholder’s Equity - Continued

Stock Options - Continued

The following table presents information related to stock options at September 30, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$6.37	332,500	9.6	27,706
	332,500	9.6	27,706

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

The Company recorded stock–based compensation expense related to RSUs of $179,000 and $268,000 during the three and six months ended September 30, 2014, respectively, and $0 during the three and six months ended September 30, 2013. As of September 30, 2014, there was $1,880,000 of unrecognized stock-based compensation expense related to RSUs that will be amortized over a weighted average period of 2.6 years. The Company recognizes stock-based compensation expense for RSUs with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. As of September 30, 2014, the Company has not recognized any expense related to RSUs with performance conditions. As of September 30, 2014, there was $431,000 of unrecognized stock-based compensation expense related to RSUs with performance conditions.

A summary of RSU activity for the six months ended September 30, 2014 is presented below:

		Average	Total
	Number of	Grant Date	Grant Date
	Units	Fair Value	Fair Value

Non-vested, March 31, 2014	-	$-	$-
Granted	409,355	6.30	2,579,000
Vested	(28,413)	6.30	(179,000)
Forfeited	-	-	-
Non-vested, September 30, 2014	380,942	$6.30	$2,400,000

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

Overview

We are a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Our lead drug candidate, RUT58-60, is a broad spectrum anti-infective that we are developing for the prevention and treatment of infection in surgical and trauma procedures. We are focusing RUT58-60 for use initially to prevent infections in abdominal surgery due to the large addressable market, high rate of post-surgical infection associated with abdominal surgery, the high-impact opportunity that abdominal surgery offers us in the clinical trial setting to expose multiple internal organs to RUT58-60 at one time, and feedback from surgeons identifying post-surgical infection in abdominal surgery (relative to other surgeries) as a significant unmet medical need. We were incorporated in January 2013 as a wholly-owned subsidiary of Oculus Innovative Sciences, Inc., or Oculus or the Former Parent, and we were operated as a wholly-owned subsidiary of Oculus until the completion of our initial public offering, or IPO, in March 2014. We currently have no products approved for sale. We submitted our Investigational New Drug Application, or IND, for RUT58-60 to the United States Food and Drug Administration, or FDA, in early May 2014. In June 2014, our IND became effective thereby allowing us to begin human clinical testing of RUT58-60. In July 2014, we began human clinical testing of RUT58-60 in a 21-day skin irritation trial. In August 2014, we completed the skin irritation trial with 36 human subjects participating for 21 consecutive days. In October 2014, we initiated the Phase 1/2 clinical trial, and, in November 2014 we began patient enrollment in the Phase 1/2 clinical trial to evaluate the safety, tolerability, and potential efficacy of our lead drug candidate, RUT58-60, for use as an adjunct to systemic antibiotics in abdominal surgery and patient screening began at four clinical trial sites in the United States. We plan to enroll 20 patients in the Phase 1 part of our exploratory Phase 1/2 clinical trial to evaluate the safety of RUT58-60 within the abdominal cavity, which we refer to as the safety run-in. Subject to review of the safety run-in data by the data monitoring committee (DMC), we will continue patient enrollment in the Phase 2 part of our Phase 1/2 clinical trial for RUT58-60. Pending the successful completion of that trial, we plan to conduct two pivotal clinical trials, the first of which we anticipate will be our planned Phase 2B trial and the second of which we anticipate will be our planned Phase 3 trial.

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

HOCl based products have been used successfully to prevent infection in topical applications and have been sold commercially since at least 2005 by other companies, generally as medical devices or for the disinfection of medical devices. Several of these HOCl based products have been commercialized as medical devices by Oculus, our former parent company and the licensor of our technology. Through our license and supply agreement with Oculus, we have obtained exclusive rights to the RUT58-60 technology, as well as a proprietary method of manufacturing and producing HOCl with pharmaceutical potential by incorporating additional small molecules without sodium hypochlorite, the result of which increases the compound’s stability and biocompatibility, or the compound’s ability to remain in direct contact with internal tissues and organs. We believe our recent enhancements to the stability and biocompatibility of the compound will allow us to expand the use of HOCl so that it may be used in direct contact with internal organs and thus, for invasive applications, including surgical and trauma procedures, as well as additional clinical indications. With these enhancements, we believe our lead product candidate will be able to meet the safety and efficacy standards that the FDA requires for the approval of a new drug. Obtaining approval of new drug by the FDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is never guaranteed. If we are successful obtaining FDA approval of RUT58-60 as a drug, we plan to commercialize it for invasive applications.

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

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

The following table presents certain key items in our unaudited condensed statements of operations for the three months ended September 30, 2014 and 2013, respectively:

	For The Three Months Ended
	September 30,
	2014	2013
	(unaudited)

Revenues	$-	$-

Operating Expenses
Research and development	629,000	495,000
Selling, general and administrative	1,086,000	499,000

Total Operating Expenses	1,715,000	994,000

Loss From Operations	(1,715,000)	(994,000)

Other Income
Interest income	5,000	-

Total Other Income	5,000	-

Net Loss	$(1,710,000)	$(994,000)

Revenue

We did not recognize product sales for the three months ended September 30, 2014 or 2013. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize RUT58-60 in the United States. In the event we choose to pursue a partnering arrangement to commercialize RUT58-60 or other products outside the United States, we would expect to initiate additional research and development and clinical trial activities in the future.

Research and Development Expense

Research and development expense was $629,000 and $495,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $134,000, or 27%. The increase in research and development expense is primarily a result of the increases in activity directly related to RUT58-60 and the Company’s preparations and initiation of clinical activities. Research and development expense consists of costs related to the research and development of RUT58-60 and our manufacturing process; the development and testing of new drug formulations; preclinical studies; consulting fees; personnel related costs, including salaries, and benefits; and clinical trials, which are designed to obtain FDA drug approvals for RUT58-60. Research and development expense is recorded as incurred. The expansion of our research and development staff was due to our increased focus on medical education, preclinical studies, clinical trials and the management of regulatory trials.

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

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,086,000 and $499,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $587,000, or 118%. The increase in selling, general and administrative expense is primarily a result of higher legal, accounting, and insurance expenses associated with being a public company, the Company’s preparations for its initiation of clinical trials and the inclusion of non-cash stock compensation expenses of $312,000, which were not incurred for the three months ended September 30, 2013.

Six Months Ended September 30, 2014 Compared with Six Months Ended September 30, 2013

The following table presents certain key items in our unaudited condensed statements of operations for the six months ended September 30, 2014 and 2013, respectively:

	For The Six Months Ended
	September 30,
	2014	2013
	(unaudited)

Revenues	$-	$-

Operating Expenses
Research and development	1,305,000	670,000
Selling, general and administrative	2,129,000	801,000

Total Operating Expenses	3,434,000	1,471,000

Loss From Operations	(3,434,000)	(1,471,000)

Other Income
Interest income	9,000	-

Total Other Income	9,000	-

Net Loss	$(3,425,000)	$(1,471,000)

Revenue

We did not recognize product sales for the six months ended September 30, 2014 or 2013. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize RUT58-60 in the United States. In the event we choose to pursue a partnering arrangement to commercialize RUT58-60 or other products outside the United States, we would expect to initiate additional research and development and clinical trial activities in the future.

Research and Development Expense

Research and development expense was $1,305,000 and $670,000 for the six months ended September 30, 2014 and 2013, respectively, an increase of $635,000, or 95%. The increase in research and development expense is primarily a result of the increases in activity directly related to RUT58-60 and the Company’s preparations and initiation of clinical trial activities. Research and development expense consists of costs related to the research and development of RUT58-60 and our manufacturing process; the development and testing of new drug formulations; preclinical studies; consulting fees; personnel related costs, including salaries, and benefits; and clinical trials, which are designed to obtain FDA drug approvals for RUT58-60. Research and development expense is charged as incurred. The expansion of our research and development staff was due to our increased focus on medical education, preclinical studies, clinical trials and the management of regulatory trials.

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

Selling, General and Administrative Expense

Selling, general and administrative expense was $2,129,000 and $801,000 for the six months ended September 30, 2014 and 2013, respectively, an increase of $1,328,000, or 166%. The increase in selling, general and administrative expense is primarily a result of higher legal, accounting, and insurance expenses associated with being a public company, the Company’s preparations for its initiation of clinical trials and the inclusion of non-cash stock compensation expenses of $467,000, which were not incurred for the six months ended September 30, 2013.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30,	March 31,
	2014	2014
	(unaudited)

Cash	$12,880,000	$15,571,000

Working Capital	$12,594,000	$14,627,000

We reported net losses of $1,710,000 and $3,425,000 for the three and six months ended September 30, 2014, respectively, and $994,000 and $1,471,000 for the three and six months ended September 30, 2013, respectively. At September 30, 2014 and March 31, 2014, our accumulated deficit was $7,094,000 and $3,669,000, respectively. We have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. We may never achieve profitability.

During the six months ended September 30, 2014, we received an additional $865,000 of net proceeds from our IPO. At September 30, 2014, we reported cash of $12,880,000. We believe that our existing cash, which includes the proceeds from our IPO, will be sufficient to fund our operations through the quarter ending December 31, 2015.

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

Cash Flows During the Six Months Ended September 30, 2014 and 2013

During the six months ended September 30, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,918,000 and $1,357,000 for the six months ended September 30, 2014 and 2013, respectively. The net cash used in operating activities for the six months ended September 30, 2014 was primarily due to cash used to fund a net loss of $3,425,000, adjusted for non-cash expenses of $467,000, partially offset by $40,000 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to an expansion of operating activities. The net cash used in operating activities for the six months ended September 30, 2013 was primarily due to cash used to fund a net loss of $1,471,000, adjusted for non-cash expenses of $1,000, partially offset by $113,000 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to an expansion of operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $103,000 for the six months ended September 30, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2014 and 2013 was $330,000 and $1,350,000, respectively. The net cash provided by financing activities during the six months ended September 30, 2014 was primarily attributable to $865,000 of net proceeds from our IPO (gross proceeds of $1,117,000 less $252,000 of offering costs paid during the six months ended September 30, 2014), partially offset by $535,000 of cash used in the repayment of advances to our Former Parent. The net cash provided by financing activities during the six months ended September 30, 2013 was primarily attributable to $911,000 of advances from our Former Parent and $1,219,000 of investment from our Former Parent, partially offset by $780,000 of cash used in the payment of deferred offering costs related to our IPO.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Other than the following, there are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended March 31, 2014 filed with the United States Securities and Exchange Commission on June 30, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected scaled disclosure obligations and therefore are not required to provide this information.

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

(b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

As of September 30, 2014, approximately $4.2 million of the $17.0 million of net proceeds from our IPO had been used. There has been no material change in our expected use of the net proceeds from our IPO as described in our final prospectus dated March 21, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 21, 2014. We have broad discretion in the use of the net proceeds from our IPO. We may find it necessary or advisable to use the net proceeds from this offering for other purposes than those described in our final prospectus.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014, (ii) Unaudited Condensed Statements of Operations for the three and six months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Statement of Changes in Stockholders’ Equity for the six months ended September 30, 2014, (iv) Unaudited Condensed Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (v) Notes to Unaudited Condensed Financial Statements.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTHIGEN, INC.

Date: November 13, 2014	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chief Executive Officer, Chief Science Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Sameer Harish
Sameer Harish
Chief Financial Officer
(Principal Financial Officer)

