Form 10-Q
period 2014-12-31
Ruthigen, Inc.
filed 2015-02-13
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 11, 2015, the registrant had 4,804,290 shares of common stock outstanding.

RUTHIGEN, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RUTHIGEN, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(unaudited)
Assets

Current Assets:
Cash	$11,570,000	$15,571,000
Prepaid expenses and other current assets	199,000	3,000

Total Current Assets	11,769,000	15,574,000

Property and equipment, net	105,000	2,000

Total Assets	$11,874,000	$15,576,000

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$574,000	$410,000
Payable to Former Parent	1,000	537,000

Total Current Liabilities	575,000	947,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at December 31, 2014 and March 31, 2014	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,804,290 and 4,650,000 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	480	465
Additional paid-in capital	20,104,520	18,297,535
Accumulated deficit	(8,806,000)	(3,669,000)

Total Stockholders' Equity	11,299,000	14,629,000

Total Liabilities and Stockholders' Equity	$11,874,000	$15,576,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	619,000	395,000	1,924,000	1,065,000
Selling, general and administrative	1,097,000	263,000	3,226,000	1,064,000

Total Operating Expenses	1,716,000	658,000	5,150,000	2,129,000

Loss From Operations	(1,716,000)	(658,000)	(5,150,000)	(2,129,000)

Other Income
Interest income	4,000	-	13,000	-

Total Other Income	4,000	-	13,000	-

Net Loss	$(1,712,000)	$(658,000)	$(5,137,000)	$(2,129,000)

Net Loss Per Share
- Basic and Diluted	$(0.35)	$(0.33)	$(1.07)	$(1.06)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	4,848,145	2,000,000	4,806,735	2,000,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2014	4,650,000	$465	$18,297,535	$(3,669,000)	$14,629,000

Shares issued for cash in connection with underwriter's exercise of overallotment, net	154,290	15	1,027,985	-	1,028,000

Stock-based compensation	-	-	779,000	-	779,000

Net loss	-	-	-	(5,137,000)	(5,137,000)

Balance - December 31, 2014	4,804,290	$480	$20,104,520	$(8,806,000)	$11,299,000

The accompanying footnotes are an integral part of these condensed financial statements.

RUTHIGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Nine Months Ended
	December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(5,137,000)	$(2,129,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,000
Stock-based compensation	779,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(196,000)	(248,000)
Accounts payable and accrued expenses	327,000	799,000

Net Cash Used in Operating Activities	(4,227,000)	(1,577,000)

Cash Flows From Investing Activities
Purchases of property and equipment	(103,000)

Net Cash Used in Investing Activities	(103,000)	-

Cash Flows From Financing Activities
Advances from Former Parent	-	916,000
Repayment of Former Parent advances	(536,000)	-
Payment of deferred offering costs	-	(1,116,000)
Proceeds from issuance of common stock and warrants less issuance costs [1]	865,000	-
Investment from Former Parent	-	1,691,000

Net Cash Provided by Financing Activities	329,000	1,491,000

Net Decrease In Cash	(4,001,000)	(86,000)

Cash - Beginning	15,571,000	96,000

Cash - Ending	$11,570,000	$10,000

[1]	Gross proceeds of initial public offering of $1,117,000 less $252,000 of offering costs, of which $89,000 was withheld from the proceeds and $163,000 was paid in cash that was previously accrued.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of December 31, 2014. The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the Company’s fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on June 30, 2014.

Note 2. Summary of Significant Accounting Policies

Liquidity and Financial Condition

The Company incurred net losses of $1,712,000 and $5,137,000 for the three and nine months ended December 31, 2014, respectively, and $658,000 and $2,129,000 for the three and nine months ended December 31, 2013, respectively. At December 31, 2014, the Company’s working capital and accumulated deficit were $11,194,000 and $8,806,000, respectively. The Company has not yet achieved profitability and it is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

The Company believes that its existing cash, which includes the proceeds from its initial public offering (“IPO”), will be sufficient to fund its operations through the quarter ending March 31, 2016. However, in order for the Company to execute its research and development strategy and to obtain the necessary regulatory approvals to commercialize RUT58-60 as a drug in the United States, the Company will need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. The Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

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

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2014	2013

Options	332,500	-
Warrants	3,145,650	-
Restricted stock units	352,529	-
Total	3,830,679	-

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

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	December 31,	March 31,
	2014	2014
	(unaudited)

Prepaid insurance	$114,000	$-
Deposits	50,000	1,000
Prepaid rent	1,000	2,000
Other prepaid expenses and current assets	34,000	-
Total	$199,000	$3,000

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31,	March 31,
	2014	2014
	(unaudited)

Accrued employee compensation	$72,000	$109,000
Accrued director compensation	20,000	50,000
Accrued legal fees	75,000	183,000
Accrued professional fees	160,000	45,000
Accrued research and development	231,000	9,000
Other accrued expenses	16,000	14,000
Total	$574,000	$410,000

Note 5. Commitments and Contingencies

Employment Agreements

On June 24, 2014, the compensation committee of the Company’s board of directors approved an employment agreement for its Chief Financial Officer (“CFO”), which replaced the offer letter previously in effect between the Company and the CFO. The employment agreement continues to provide for an annual base salary of $225,000, subject to increase, as determined by the Company’s board of directors. The employment agreement further provides for payments to the CFO in the event of termination without cause or resignation by the CFO for good reason, as such terms are defined in the employment agreement. In the event that the CFO is terminated without cause or resigns for good reason, the CFO is entitled to: (i) a lump severance payment equal to 18 times the average monthly base salary paid to the CFO over the preceding 12 months; (ii) up to one year (the lesser of one year following the date of termination or until the CFO becomes eligible for medical insurance coverage provided by another employer) reimbursement for health care premiums under COBRA; and (iii) automatic vesting of all unvested options and other equity awards; provided that in the event the CFO resigns for good reason prior to a change of control, only the vesting of the restricted stock units granted by the Company on May 12, 2014 shall be accelerated. In addition, if the Company consummates a change of control, all equity awards granted by the Company that are then-outstanding and unvested shall become fully vested and exercisable immediately prior to and subject to the consummation of the change of control. In addition, the Company will reimburse the CFO for any excise taxes owed by the CFO under Section 280G and Section 4999 of the Internal Revenue Code because of any acceleration of the equity awards (including a gross up of any additional federal, state and local taxes payable as a result of the reimbursement of the tax payments).

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5. Commitments and Contingencies – Continued

Employment Agreements – Continued

On November 28, 2014, the compensation committee of the Company’s board of directors approved an amended and restated employment agreement for its Chief Executive Officer (“CEO”), which supersedes the employment agreement previously in effect between the Company and the CEO. The prior employment agreement went into effect when the Company was a wholly-owned subsidiary of Oculus, and the CEO was the Chairman of the board of directors of Oculus. The employment agreement primarily removes all references to Oculus and other legacy references related to Ruthigen being a subsidiary of Oculus.

The employment agreement continues to provide for an annual base salary of $375,000 to the CEO, subject to increase, as determined by the Company’s board of directors. The employment agreement further provides for payments to the CEO in the event of termination without cause or resignation by the CEO for good reason, as such terms are defined in the employment agreement. In the event that the CEO is terminated without cause or resigns for good reason, the CEO is entitled to: (i) a lump severance payment equal to 24 times the average monthly base salary paid to the CEO over the preceding 12 months; (ii) up to one year (the lesser of one year following the date of termination or until the CEO becomes eligible for medical insurance coverage provided by another employer) reimbursement for health care premiums under COBRA; and (iii) automatic vesting of all unvested options and other equity awards. In addition, if the Company consummates a change of control, all equity awards granted by the Company that are then-outstanding and unvested shall become fully vested and exercisable immediately prior to and subject to the consummation of the change of control. In addition, the Company will reimburse the CEO for any excise taxes owed by the CEO under Section 280G and Section 4999 of the Internal Revenue Code because of any acceleration of the equity awards (including a gross up of any additional federal, state and local taxes payable as a result of the reimbursement of the tax payments). Furthermore, the Company will reimburse the CEO for relocation expenses if the Company’s principal executive offices are moved or the CEO is required to relocate, subject to certain conditions.

Receipt of the termination benefits described above is contingent on the CEO’s execution of a general release of claims against the Company, its subsidiaries and its affiliates; the CEO’s resignation from any and all directorships and every other position held by the CEO with the Company and each of its subsidiaries; and the CEO’s return to the Company and its affiliates or the Company Group (as such term is defined in the employment agreement), of all property belonging to the Company Group, received from or on account of the Company Group, or any other entity of the Company Group, or any of the Company Group’s respective affiliates by the CEO. In addition, the CEO is not entitled to such benefits if the CEO does not comply with the non-competition, invention assignment, confidentiality, non-solicitation provisions of the employment agreement.

As of December 31, 2014, the potential cash severance payment related to the Company’s employment agreements in place with its CEO and CFO amounted to $1,144,000.

License and Supply Agreement

The Company entered into a license and supply agreement with Oculus which was effective upon the completion of the IPO, pursuant to which Oculus has agreed to exclusively license certain of its proprietary technology to the Company to enable the Company’s research, development and commercialization of newly discovered RUT58-60 and any improvements to it in the United States, Canada, the European Union and Japan in certain invasive uses in humans which do not include dermatologic uses or uses for ophthalmic, sinusitis or otic indications. Under the license and supply agreement, the Company will be required to make a total of up to $8 million of milestone payments to Oculus over the next several years payable upon the completion of specified performance conditions. The Company will accrue for the milestone payment liability if and when the Company determines that the achievement of such conditions is probable. As of December 31, 2014, the Company has not accrued for any portion of the milestone payments.

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stockholders’ Equity

Initial Public Offering

The Company closed its IPO of the sale of 2,650,000 Units at a price of $7.25 per Unit on March 26, 2014. Following the closing of the IPO, during the nine months ended December 31, 2014 and in connection with its IPO, the underwriters exercised a portion of the over-allotment option pursuant to which the Company sold an additional 154,290 shares of common stock at $6.6608 per share, which resulted in approximately $1,028,000 of aggregate net proceeds to the Company. In connection with the underwriters’ partial exercise of the over-allotment option, the Company issued to the representative of the underwriters a five-year warrant to purchase an additional 5,400 shares of the Company’s common stock at an exercise price of $9.0625 per share. The warrant is exercisable commencing one year from the date of issuance. The warrant and the shares of common stock underlying the warrant have been deemed compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and are, therefore, subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA.

Stock Warrants

A summary of the warrant activity during the nine months ended December 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, March 31, 2014	3,140,250	$7.30
Granted	5,400	9.06
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2014	3,145,650	$7.31	1.3	$-

Exercisable, December 31, 2014	3,047,500	$7.25	1.2	$-

The following table presents information related to stock warrants at December 31, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$7.2500	3,047,500	1.2	3,047,500
$9.0625	98,150	-	-
	3,145,650	1.2	3,047,500

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stockholder’s Equity - Continued

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options unvested during the nine months ended December 31, 2014. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Nine Months Ended
	December 31,
	2014	2013
Risk free interest rate	1.67%	n/a
Expected term (years)	5.61	n/a
Expected volatility	95%	n/a
Expected dividends	0.00%	n/a

The weighted average estimated fair value of the options granted during the nine months ended December 31, 2014 was $4.79 per share. There were no options granted during the three months ended December 31, 2014 and the three and nine months ended December 31, 2013.

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

The Company recorded stock–based compensation expense related to stock options of $133,000 and $332,000 during the three and nine months ended December 31, 2014, respectively, and $0 during the three and nine months ended December 31, 2013. As of December 31, 2014, there was $1,261,000 of unrecognized stock-based compensation expense related to stock options that will be amortized over a weighted average period of 2.4 years.

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stockholder’s Equity - Continued

Stock Options - Continued

A summary of the stock option activity during the nine months ended December 31, 2014 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, March 31, 2014	-	$-
Granted	332,500	6.37
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2014	332,500	$6.37	9.4	$-

Exercisable, December 31, 2014	55,412	$6.37	9.4	$-

The following table presents information related to stock options at December 31, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$6.37	332,500	9.4	55,412
	332,500	9.4	55,412

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

The Company recorded stock–based compensation expense related to RSUs of $179,000 and $447,000 during the three and nine months ended December 31, 2014, respectively, and $0 during the three and nine months ended December 31, 2013. As of December 31, 2014, there was $1,701,000 of unrecognized stock-based compensation expense related to RSUs that will be amortized over a weighted average period of 2.4 years. The Company recognizes stock-based compensation expense for RSUs with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. As of December 31, 2014, the Company has not recognized any expense related to RSUs with performance conditions. As of December 31, 2014, there was $431,000 of unrecognized stock-based compensation expense related to RSUs with performance conditions.

RUTHIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stockholder’s Equity - Continued

Restricted Stock Units - Continued

A summary of RSU activity for the nine months ended December 31, 2014 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Units	Fair Value	Fair Value

Non-vested, March 31, 2014	-	$-	$-
Granted	409,355	6.30	2,579,000
Vested	(56,826)	6.30	(358,000)
Forfeited	-	-	-
Non-vested, December 31, 2014	352,529	$6.30	$2,221,000

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 30, 2014, as amended on July 23, 2014.

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

Overview

We are a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Our lead drug candidate, RUT58-60, is a broad spectrum anti-infective that we are developing for the prevention and treatment of infection in surgical and trauma procedures. We are focusing RUT58-60 for use initially to prevent infections in abdominal surgery due to the large addressable market, high rate of post-surgical infection associated with abdominal surgery, the high-impact opportunity that abdominal surgery offers us in the clinical trial setting to expose multiple internal organs to RUT58-60 at one time, and feedback from surgeons identifying post-surgical infection in abdominal surgery (relative to other surgeries) as a significant unmet medical need. We were incorporated in January 2013 as a wholly-owned subsidiary of Oculus Innovative Sciences, Inc., or Oculus or the Former Parent, and we were operated as a wholly-owned subsidiary of Oculus until the completion of our initial public offering, or IPO, in March 2014. We currently have no products approved for sale. We submitted our Investigational New Drug Application, or IND, for RUT58-60 to the United States Food and Drug Administration, or FDA, in early May 2014. In June 2014, our IND became effective thereby allowing us to begin human clinical testing of RUT58-60. In July 2014, we began human clinical testing of RUT58-60 in a 21-day skin irritation trial. In August 2014, we completed the skin irritation trial with 36 human subjects participating for 21 consecutive days. In October 2014, we initiated the Phase 1/2 clinical trial, and, in November 2014 we began patient enrollment in the Phase 1/2 clinical trial to evaluate the safety, tolerability, and potential efficacy of our lead drug candidate, RUT58-60, for use as an adjunct to systemic antibiotics in abdominal surgery and patient screening began at four clinical trial sites in the United States. We are in the process of enrolling the first 20 patients in the Phase 1 part of our exploratory Phase 1/2 clinical trial to evaluate the safety of RUT58-60 within the abdominal cavity. To date, the company has not received any reports of any serious adverse events. The study is being conducted at seven clinical sites in the U.S. The company has identified a number of additional clinical sites for the potential Phase 2 part of our Phase 1/2 clinical trial for RUT58-60. Following a review of the safety run-in data, we plan to pursue our Phase 2 and Phase 3 clinical trial strategy.

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

Results of Operations

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

The following table presents certain key items in our unaudited condensed statements of operations for the three months ended December 31, 2014 and 2013, respectively:

	For The Three Months Ended
	December 31,
	2014	2013
	(unaudited)

Revenues	$-	$-

Operating Expenses
Research and development	619,000	395,000
Selling, general and administrative	1,097,000	263,000

Total Operating Expenses	1,716,000	658,000

Loss From Operations	(1,716,000)	(658,000)

Other Income
Interest income	4,000	-

Total Other Income	4,000	-

Net Loss	$(1,712,000)	$(658,000)

Revenue

We did not recognize product sales for the three months ended December 31, 2014 or 2013. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize RUT58-60 in the United States. In the event we choose to pursue a partnering arrangement to commercialize RUT58-60 or other products outside the United States, we would expect to initiate additional research and development and clinical trial activities in the future.

Research and Development Expense

Research and development expense was $619,000 and $395,000 for the three months ended December 31, 2014 and 2013, respectively, an increase of $224,000, or 57%. The increase in research and development expense is primarily a result of the increases in activity directly related to RUT58-60 and the Company’s preparations and initiation of clinical activities. Research and development expense consists of costs related to the research and development of RUT58-60 and our manufacturing process; the development and testing of new drug formulations; preclinical studies; consulting fees; personnel related costs, including salaries, and benefits; and clinical trials, which are designed to obtain FDA drug approvals for RUT58-60. Research and development expense is recorded as incurred. The expansion of our research and development staff was due to our increased focus on medical education, preclinical studies, clinical trials and the management of regulatory trials.

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

Selling, General and Administrative Expense

Selling, general and administrative expense was $1,097,000 and $263,000 for the three months ended December 31, 2014 and 2013, respectively, an increase of $834,000, or 317%. The increase in selling, general and administrative expense is primarily a result of higher legal, accounting, and insurance expenses associated with being a public company, the Company’s preparations for its initiation of clinical trials and the inclusion of non-cash stock compensation expenses of $312,000, which were not incurred for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 Compared with Nine Months Ended December 31, 2013

The following table presents certain key items in our unaudited condensed statements of operations for the nine months ended December 31, 2014 and 2013, respectively:

	For The Nine Months Ended
	December 31,
	2014	2013
	(unaudited)

Revenues	$-	$-

Operating Expenses
Research and development	1,924,000	1,065,000
Selling, general and administrative	3,226,000	1,064,000

Total Operating Expenses	5,150,000	2,129,000

Loss From Operations	(5,150,000)	(2,129,000)

Other Income
Interest income	13,000	-

Total Other Income	13,000	-

Net Loss	$(5,137,000)	$(2,129,000)

Revenue

We did not recognize product sales for the nine months ended December 31, 2014 or 2013. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize RUT58-60 in the United States. In the event we choose to pursue a partnering arrangement to commercialize RUT58-60 or other products outside the United States, we would expect to initiate additional research and development and clinical trial activities in the future.

Research and Development Expense

Research and development expense was $1,924,000 and $1,065,000 for the nine months ended December 31, 2014 and 2013, respectively, an increase of $859,000, or 81%. The increase in research and development expense is primarily a result of the increases in activity directly related to RUT58-60 and the Company’s preparations and initiation of clinical trial activities. Research and development expense consists of costs related to the research and development of RUT58-60 and our manufacturing process; the development and testing of new drug formulations; preclinical studies; consulting fees; personnel related costs, including salaries, and benefits; and clinical trials, which are designed to obtain FDA drug approvals for RUT58-60. Research and development expense is charged as incurred. The expansion of our research and development staff was due to our increased focus on medical education, preclinical studies, clinical trials and the management of regulatory trials.

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

Selling, General and Administrative Expense

Selling, general and administrative expense was $3,226,000 and $1,064,000 for the nine months ended December 31, 2014 and 2013, respectively, an increase of $2,162,000, or 203%. The increase in selling, general and administrative expense is primarily a result of higher legal, accounting, and insurance expenses associated with being a public company, the Company’s preparations for its initiation of clinical trials and the inclusion of non-cash stock compensation expenses of $779,000, which were not incurred for the nine months ended December 31, 2013.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,	March 31,
	2014	2014
	(unaudited)

Cash	$11,570,000	$15,571,000

Working Capital	$11,194,000	$14,627,000

We reported net losses of $1,712,000 and $5,137,000 for the three and nine months ended December 31, 2014, respectively, and $658,000 and $2,129,000 for the three and nine months ended December 31, 2013, respectively. At December 31, 2014 and March 31, 2014, our accumulated deficit was $8,806,000 and $3,669,000, respectively. We have not yet achieved profitability. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. We may never achieve profitability.

During the nine months ended December 31, 2014, we received an additional $865,000 of net proceeds from our IPO. At December 31, 2014, we reported cash of $11,570,000. We believe that our existing cash, which includes the proceeds from our IPO, will be sufficient to fund our operations through the quarter ending March 31, 2016.

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

Cash Flows During the Nine Months Ended December 31, 2014 and 2013

During the nine months ended December 31, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,227,000 and $1,577,000 for the nine months ended December 31, 2014 and 2013, respectively. The net cash used in operating activities for the nine months ended December 31, 2014 was primarily due to cash used to fund a net loss of $5,137,000, adjusted for non-cash expenses of $779,000, partially offset by $131,000 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to an expansion of operating activities. The net cash used in operating activities for the nine months ended December 31, 2013 was primarily due to cash used to fund a net loss of $2,129,000, adjusted for non-cash expenses of $1,000, partially offset by $551,000 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to an expansion of operating activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $103,000 for the nine months ended December 31, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2014 and 2013 was $329,000 and $1,491,000, respectively. The net cash provided by financing activities during the nine months ended December 31, 2014 was primarily attributable to $865,000 of net proceeds from our IPO (gross proceeds of $1,117,000 less $252,000 of offering costs paid during the nine months ended December 31, 2014), partially offset by $536,000 of cash used in the repayment of advances to our Former Parent. The net cash provided by financing activities during the nine months ended December 31, 2013 was primarily attributable to $916,000 of advances from our Former Parent and $1,619,000 of investment from our Former Parent, partially offset by $1,116,000 of cash used in the payment of deferred offering costs related to our IPO.

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

(b)           Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

As of December 31, 2014, approximately $5.5 million of the $17.0 million of net proceeds from our IPO had been used. There has been no material change in our expected use of the net proceeds from our IPO as described in our final prospectus dated March 21, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 21, 2014. We have broad discretion in the use of the net proceeds from our IPO. We may find it necessary or advisable to use the net proceeds from this offering for other purposes than those described in our final prospectus.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated November 28, 2014.		Form 8-K (Exhibit 10.1)	11/28/2014	001-36199

10.2	Securities Purchase Agreement, dated January 8, 2015, by and among Oculus Innovative Sciences, Inc., the Buyers, and, solely with respect to Section 4 and Section 9 thereof, Ruthigen, Inc. and Dawson James Securities, Inc.		Form 8-K (Exhibit 10.1)	1/13/2015	001-36199

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2014 (unaudited) and March 31, 2014, (ii) Unaudited Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) Unaudited Condensed Statement of Changes in Stockholders’ Equity for the nine months ended December 31, 2014, (iv) Unaudited Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Financial Statements.	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTHIGEN, INC.

Date: February 13, 2015	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chief Executive Officer, Chief Science Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: February 13, 2015	By:	/s/ Sameer Harish
Sameer Harish
Chief Financial Officer
(Principal Financial Officer)

