Form 10-Q
period 2015-06-30
Pulmatrix, Inc.
filed 2015-08-14
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36199

PULMATRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1821392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Hayden Avenue, Suite 390 Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (781) 357-2333

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

As of July 31, 2015, the registrant had 14,516,010 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	4

Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	5

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2015 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	43

Item 4. Controls and Procedures.	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	44

Item 1A. Risk Factors.	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	65

Item 3. Defaults Upon Senior Securities.	65

Item 4. Mine Safety Disclosures.	65

Item 5. Other Information.	65

Item 6. Exhibits.	65

SIGNATURES	66

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 of Pulmatrix, Inc., which was formerly known as Ruthigen, Inc., prior to the consummation on June 15, 2015 of the merger described below.

On June 15, 2015, pursuant to the previously announced Agreement and Plan of Merger, dated March 13, 2015 (the “Merger Agreement”), by and among Pulmatrix, Inc., a Delaware corporation previously known as Ruthigen, Inc. (the “Company”), Ruthigen Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Pulmatrix Operating Company, a Delaware corporation previously known as Pulmatrix Inc. (“Pulmatrix Operating”), Merger Sub was merged with and into Pulmatrix Operating, with Pulmatrix Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of Pulmatrix Operating’s common stock, par value $0.01 per share (the “Pulmatrix Operating Common Stock”), was converted into the right to receive 0.148187124066461 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-2.5 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). As a result of the Merger, former Pulmatrix Inc. equity holders owned approximately 81.7% of the Company’s outstanding shares of Company Common Stock, and former Ruthigen, Inc. equity holders, including those who purchased shares of the Company in a private placement that the Company closed prior to the Merger, owned approximately 18.3% of the Company’s outstanding shares of Company Common Stock, in each case excluding shares of Company Common Stock held in escrow to secure indemnification obligations under the Merger Agreement.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating being treated as the accounting acquirer of Pulmatrix. As such, the historical financial statements of Pulmatrix Operating will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the three and six months ended June 30, 2015 presented in this Form 10-Q reflect the operations of Pulmatrix Operating for the period April 1, 2015 through June 15, 2015 and January 1, 2015 through June 15, 2015, respectively, and the operations of post-combination Company for the period of June 16, 2015 through June 30, 2015. Such results are compared to the financial results for Pulmatrix Operating for the three and six months ended June 30, 2014. Pulmatrix’s third quarter ending September 30, 2015 will reflect a full quarter of combined entity operating results.

See Notes 1, 2 and 4 of the notes to the condensed consolidated financial statements for additional information.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At June 30, 2015	At December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,507	$451
Prepaid expenses and other current assets	510	380

Total current assets	26,017	831
Property and equipment, net	545	470
Long-term restricted cash	253	250
Intangible assets	7,534	—
Goodwill	15,942	—
Other assets	22	—

Total assets	$50,313	$1,551

Liabilities and stockholders’ deficit
Current liabilities:
Convertible notes payable to stockholders, net of discount	$—	$39,703
Accounts payable	314	216
Accrued expenses	1,013	3,544

Total current liabilities	1,327	43,463
Loan payable, net of discount	6,706	—
Derivative liability	11	—
Preferred stock warrant liability	—	1,309
Deferred tax liability	2,959	—

Total liabilities	11,003	44,772

Redeemable convertible preferred stock, $0.0001 par value—authorized 500,000 shares and 209,297,265 shares at June 30, 2015 and December 31, 2014, respectively
Series B redeemable convertible preferred stock, $0.01 par value — 0 shares and 180,980,200 shares designated at June 30, 2015 and December 31, 2014; 0 shares and 41,788,790 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (liquidation preference of $0 and $20,894 at June 30, 2015 and December 31, 2014)	—	20,894
Seed Redeemable Convertible Preferred Stock, $0.01 par value — 0 shares and 1,219,508 shares designated at June 30, 2015; 0 shares and 1,219,508 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (liquidation preference of $0 and $1,331 at June 30, 2015 and December 31, 2014)	—	1,331
Series A-4 Redeemable Convertible Preferred Stock, $0.01 par value — 0 shares and 1,307,190 shares designated; 0 shares and 1,307,190 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; (liquidation preference of $0 and $4,000 at June 30, 2015 and December 31, 2014)	—	4,000
Series B-1 Redeemable Convertible Preferred Stock, $0.01 par value — 0 shares and 18,687,554 shares designated; 0 shares and 18,687,554 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; (liquidation preference of $0 and $9,344 at June 30, 2015 and December 31, 2014)	—	9,344
Junior Seed Convertible Preferred Stock, $0.01 par value — 0 shares and 410,000 shares designated; 0 shares and 410,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; (liquidation preference of $0 and $820 at June 30, 2015 and December 31, 2014)	—	4
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value — 100,000,000 shares and 233,500,000 shares authorized at June 30, 2015 and December 31, 2014; 14,646,108 shares and 188,625 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	—
Additional paid-in capital	157,944	23,142
Accumulated deficit	(118,635)	(101,936)

Total stockholders’ equity (deficit)	39,310	(78,794)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$50,313	$1,551

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$170	$—	$275	$8
Operating expenses
Research and development	1,610	1,729	2,528	3,491
General and administrative	9,879	722	11,812	1,379

Total operating expenses	11,489	2,451	14,340	4,870

Loss from operations	(11,319)	(2,451)	(14,065)	(4,862)
Interest expense	(327)	(5,613)	(511)	(6,868)
Loss on the conversion of convertible notes	(1,170)	—	(1,170)	—
Fair value adjustment of preferred stock warrant liability	582	1,123	1,309	1,275
Fair value adjustment of derivative liability	(2,692)	—	(2,291)	—
Other income, net	29	—	29	1

Net loss	$(14,897)	$(6,941)	$(16,699)	$(10,454)

Net Loss Attributable to Common Stockholders	$(14,897)	$(6,954)	$(16,699)	$(10,481)

Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(2.21)	$(3.79)	$(3.33)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	5,608,429	3,145,521	4,401,087	3,145,283

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series B Redeemable Convertible Preferred Stock		Seed Redeemable Convertible Preferred Stock,		Series A-4 Redeemable Convertible Preferred Stock,		Series B-1 Redeemable Convertible Preferred Stock,		Junior Seed Convertible Preferred Stock,		Common Stock,		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — January 1, 2015	41,788,790	$20,894	1,219,508	$1,331	1,307,190	$4,000	18,687,554	$9,344	410,000	$4	188,625	$—	$23,142	$(101,936)	(78,794)
Conversion of preferred stock into common stock	(41,788,790)	(20,894)	(1,219,508)	(1,331)	(1,307,190)	(4,000)	(18,687,554)	(9,344)	(410,000)	(4)	4,155,539	—	35,573	—	35,573
Conversion of convertible notes into common stock	—	—	—	—	—	—	—	—	—	—	5,104,655	1	43,059	—	43,060
Conversion of 2015 Bridge notes into common stock	—	—	—	—	—	—	—	—	—	—	664,559	—	8,407	—	8,407
Issuance of common stock and warrants	—	—	—	—	—	—	—	—	—	—	1,454,553	—	10,000	—	10,000
Issuance of warrant with term loan	—	—	—	—	—	—	—	—	—	—	—	—	198	—	198
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	70,988	—	150	—	150
Stock issued for consulting services in connection with the Merger	—	—	—	—	—	—	—	—	—	—	335,844	—	4,248	—	4,248
Exchange of common stock in connection with the Merger	—	—	—	—	—	—	—	—	—	—	2,540,910	—	30,422	—	30,422
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	130,435	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,745	—	2,745
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,699)	(16,699)

Balance — June 30, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	14,646,108	$1	$157,944	$(118,635)	$39,310

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,699)	$(10,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	162
Stock-based compensation	2,745	146
Stock issued for consulting services in connection with the Merger	4,248	—
Non-cash rent expense	20	—
Non-cash interest expense	511	6,868
Fair value adjustment on preferred stock warrant liability	(1,309)	(1,275)
Fair value adjustment on derivative liability	2,291	—
Loss on conversion of convertible notes	1,170	—
Loss on disposal of property and equipment	8	59
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18	(93)
Accounts payable	69	(258)
Accrued expenses	727	98
Restricted cash	(3)	(27)

Net cash used in operating activities	(6,082)	(4,774)
Cash flows from investing activities:
Cash acquired from the merger transaction	9,671	—
Purchases of property and equipment	(50)	(195)

Net cash provided by (used in) investing activities	9,621	(195)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	10,000	—
Proceeds from exercise of stock options	150	—
Proceeds from issuance of convertible promissory notes	4,457	5,050
Proceeds from issuance of term loan	6,910	—

Net cash provided by financing activities	21,517	5,050

Net increase in cash	25,056	81
Cash — beginning of period	451	1,425

Cash — end of period	$25,507	$1,506

Supplemental disclosures of noncash financing and investing activities:
Promissory note issuance proceeds allocated to beneficial conversion feature	$—	$(2,256)

Promissory note issuance proceeds allocated to preferred stock warrants	$—	$(243)

Conversion of convertible notes and accrued interest into common stock	$43,060	$—

Fair value of assets and liabilities acquired in the Merger:
Fair value of assets acquired in Merger	$23,772	$—

Fair value of liabilities assumed in Merger	$(3,022)	$—

Fair value of net assets acquired in the Merger	$20,750	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

(in thousands, except share and per share data)

1. Organization

On June 15, 2015 (the “Effective Time”), Pulmatrix Operating Company, Inc., a Delaware corporation and private company previously known as Pulmatrix Inc. (“Pulmatrix Operating”), completed its merger with Ruthigen Merger Corp. (“Merger Sub”), a wholly owned subsidiary of Pulmatrix, Inc., a Delaware corporation previously known as Ruthigen, Inc. (“Ruthigen”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated March 13, 2015, by and among Pulmatrix Operating, Merger Sub and Pulmatrix, Inc. (the “Merger”).

Prior to the Merger, Ruthigen was a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Following the Merger, Pulmatrix, Inc. is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products intended to prevent and treat respiratory diseases and infections with significant unmet medical needs. Pulmatrix Operating’s proprietary dry powder delivery platform, the iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. Pulmatrix is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of rare or orphan respiratory diseases and infections, including chronic obstructive pulmonary disease, cystic fibrosis and idiopathic pulmonary fibrosis.

The term “Company” as used in these notes to the condensed consolidated financial statements refers to Pulmatrix Operating prior to the completion of the Merger and Pulmatrix, Inc. subsequent to the completion of the Merger.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s current report on Form 8-K/A filed with the SEC on August [X], 2015.

Merger and Exchange Ratio

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating treated as the accounting acquirer of Ruthigen. The historical financial statements of Pulmatrix Operating have become the historical financial statements of the Company, or the combined company, and are included in this filing labeled Pulmatrix, Inc. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio and the common stock par value of $0.0001 per share. See Note 4, “Merger,” for additional discussion of the Merger and the exchange ratio.

Reverse Stock Split

On June 15, 2015, following the Effective Time, the Company effected a 1-for-2.5 reverse stock split (the “Reverse Stock Split”) of its outstanding common stock, par value $0.0001 per share (“Company Common Stock”). The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements, including the Merger exchange ratio (Note 4) applied to historical Pulmatrix Operating common stock and stock options unless otherwise noted, give retroactive effect to the Reverse Stock Split for all periods presented. The shares of Company Common Stock retained a par value of $0.0001 per share.

3. Summary of Significant Accounting Policies

In the six months ended June 30, 2015, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2015, except as noted below:

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company has determined that goodwill was not impaired as of June 30, 2015.

In-process Research & Development

In-process research & development (“IPR&D”) represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination or recognized from the application of push-down accounting is capitalized on the Company’s consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the six months ended June 30, 2015, the Company determined that there was no impairment of its IPR&D.

4. Merger

As described in Note 1, on June 15, 2015, the Company completed the Merger with Pulmatrix Operating. Pursuant to the Merger Agreement, each outstanding share of capital stock of Pulmatrix Operating was exchanged for 0.148187124066461 pre-Reverse Stock Split shares of Company Common Stock (the “Exchange Ratio”). All Pulmatrix Operating stock options granted under the Pulmatrix Operating stock option plans (whether or not then exercisable) that were outstanding prior to the Effective Time converted into options to purchase Company Common Stock at the same ratio as described below. Immediately prior to the Effective Time, the outstanding shares of convertible preferred stock of Pulmatrix Operating converted into an aggregate of 70,105,854 shares (pre-Reverse Stock Split and before giving effect to the Exchange Ratio) of Pulmatrix Operating common stock, which shares were exchanged in the Merger for an aggregate of 4,155,539 shares of Company Common Stock, and convertible debt of Pulmatrix Operating converted into an aggregate of 86,118,402 shares of Pulmatrix Operating common stock (pre-Reverse Stock Split and before giving effect to the Exchange Ratio), which shares were exchanged in the Merger for an aggregate of 5,104,655 shares of Company Common Stock. All outstanding Pulmatrix Operating preferred stock warrants were cancelled immediately prior to the Effective Time. In addition, immediately following the Effective Time the Company issued 664,559 shares of Company Common Stock in exchange for $4,500 aggregate principal amount of notes assumed by the Company in the Merger.

All Pulmatrix Operating stock options granted under the Pulmatrix Operating stock option plans (whether or not then exercisable) that were outstanding at the Effective Time converted into options to purchase Company Common Stock. After the Effective Time, all outstanding and unexercised Pulmatrix Operating stock options assumed by the Company may be exercised solely for shares of Company Common Stock. The number of shares of Company Common Stock subject to each Pulmatrix Operating stock option assumed by the Company was determined by multiplying (a) the number of shares of Pulmatrix Operating common stock that were subject to such Pulmatrix Operating stock option, as in effect immediately prior to the Effective Time, by (b) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Company Common Stock. The per share exercise price for the Company Common Stock issuable upon exercise of each Pulmatrix Operating stock option assumed by the Company was determined by dividing (a) the per share exercise price of Pulmatrix Operating common stock subject to such Pulmatrix Operating stock option, as in effect immediately prior to the Effective Time, by (b) the Exchange Ratio and rounding the resulting exercise price up to the nearest whole cent.

As a result of the Merger, the vesting of 67,732 restricted stock units and 24,400 options granted prior to the Merger by Ruthigen under the Ruthigen 2013 Employee, Director and Consultant Equity Incentive Plan was accelerated. The acceleration clause was included as part of the original terms of the equity awards.

The Merger has been accounted for as a reverse acquisition under the acquisition method of accounting with Pulmatrix Operating treated as the accounting acquirer and Ruthigen treated as the acquired company for financial reporting purposes. Pulmatrix Operating was determined to be the accounting acquirer based upon the terms of the Merger and other factors, such as relative voting rights and the composition of the combined company’s board of directors and senior management. Accordingly, the Ruthigen tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess consideration transferred recorded as goodwill.

See Note 11, “Stock-Based Compensation,” for additional details regarding the accounting treatment for the equity awards of Pulmatrix Operating and Ruthigen.

The acquisition-date fair value of the consideration transferred is as follows:

Number of shares of Company Common Stock owned by Ruthigen stockholders (1)	2,404,835
Multiplied by the price per share of Company Common Stock (2)	$12.65

Total consideration transferred	$30,421

(1)	The stock transferred in the table above is calculated as the sum of a) 1,921,716 shares of Company Common Stock outstanding at the time of the Merger, b) 379,387 shares of Company Common Stock issued immediately following the closing of the Merger in a private placement, c) 36,000 shares of Company Common Stock issued to certain employees, pursuant to the terms of the Merger Agreement and d) 67,732 shares of Company Common Stock issued pursuant to restricted stock units that became fully vested upon completion of the Merger.
(2)	The shares outstanding are multiplied by the closing trading price of Company Common Stock as of the Merger date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

June 15, 2015
Cash and cash equivalents	$9,671
In-process research and development	7,534
Goodwill	15,942
Property and equipment	156
Prepaid and other current assets	140

Total assets acquired	33,443

Accrued expenses and other current liabilities	(63)

Deferred tax liability	(2,959)
Total liabilities assumed	(3,022)

Total net assets acquired	$30,421

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and the liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from June 15, 2015, the acquisition date.

For acquired working capital accounts such as prepaid expenses and other current assets, property and equipment, accounts payable and certain accrued expenses, the Company determined that no fair value adjustments were required due to the short timeframe until settlement for these assets and liabilities.

The acquired IPR&D consisted of RUT58-60, a proprietary formulation of HOC1 and Ruthigen’s lead drug candidate, which was designed to prevent and treat infection in invasive applications. RUT58-60 was developed in collaboration with Ruthigen’s former parent, Oculus Innovative Sciences, Inc. (“Oculus”), under a license agreement. Concurrent with entering into the Merger Agreement, Pulmatrix, Ruthigen and Oculus entered into a side letter agreement that clarified certain rights and obligations of each party following the closing date of the Merger with respect to certain agreements previously executed between Ruthigen and Oculus, including the license agreement. Under the terms of the side letter agreement, the Company’s obligation to develop and commercialize RUT58-60 was waived for one year following the Merger closing date. Also under the terms of the agreement, the Company may sell its rights to develop RUT58-60 if it receives at least $1,000 therefor, and Oculus has a right of first refusal with respect to any offers to purchase RUT58-60, such that Oculus could elect to purchase RUT58-60 for identical terms negotiated with a prospective buyer. In the event that the Company sells its rights to develop RUT58-60 for an amount in excess of $10,000, the Company must pay 10% of the gross consideration received to Oculus. If, at the end of the one year waiver period, the Company has not been successful in finding a buyer for RUT58-60, Oculus will have the right to cancel the license agreement and reclaim all rights to RUT58-60.

The fair value of the IPR&D was determined using a discounted cash flow analysis of the expected cash flows to be generated by the IPR&D over its remaining life, net of returns on contributory assets including working capital and real and personal property assets. A discount rate of 26.6% was used in the analysis. The resulting present value of the cash flows was combined with the estimated present value of the amortization tax benefit that a purchaser of the asset could be expected to receive to arrive at the estimated fair value of the IPR&D. The Company believes the assumptions used are consistent and representative of those a market participant would use in estimating the fair value of the IPR&D. The Company will not begin amortizing the IPR&D asset until the research and development is complete and the asset is reclassified to a finite-lived amortizing asset.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

The deferred tax liability of $2,959 relates to the temporary difference associated with the $7,534 value of the IPR&D asset, which is not deductible for tax purposes. The deferred tax liability was recorded based on a 39.28% effective tax rate.

The operating results of Ruthigen for the period from June 16, 2015 to June 30, 2015, including an operating loss of $1,265, have been included in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2015.

The Company incurred a total of $6,863 in transaction costs in connection with the Merger, excluding Ruthigen transaction costs, which were included in general and administrative expense within the consolidated statements of operations for the six months ended June 30, 2015. The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Ruthigen had occurred on January 1, 2014:

	Six months ended June 30,
	2015	2014
Total revenues, net	$275	$8
Net loss	(10,890)	(16,351)

The above unaudited pro forma information was determined based on the historical GAAP results of the Company and Ruthigen. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2014. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Elimination of $9,956 of transaction costs for both the Company and Ruthigen from the six months ended June 30, 2015, and inclusion of these transaction costs in the six months ended June 30, 2014;

(2)	Elimination of $901 of stock-based compensation expense related to the acceleration of vesting of previously unvested Ruthigen awards in connection with the Merger from the six months ended June 30, 2015;

(3)	Elimination of $995 of expense related to stay bonuses from the six months ended June 30, 2015;

(4)	Elimination of $1,309 of other income and $2,291 of other expense related to the change in the fair values of liability-classified warrants and derivative instruments from the six months ended June 30, 2015, respectively, and $1,275 of other income related to the change in the fair value of liability-classified warrants from the six months ended June 30, 2014, as the Company’s outstanding preferred stock warrants and certain derivative instruments were extinguished in connection with the completion of the Merger;

(5)	Elimination of $1,170 loss on conversion of convertible notes from the six months ended June 30, 2015, and inclusion of this loss in the six months ended June 30, 2014, as the Company’s 2015 Bridge Notes (defined below) were automatically converted to equity upon completion of the Merger; and

(6)	Elimination of $477 and $6,868 of interest expense related to our convertible notes, including the 2015 Bridge Notes, from the six months ended June 30, 2015 and 2014, respectively, as all of the Company’s outstanding convertible notes were automatically converted to equity in connection with the closing of the Merger.

5. Goodwill and IPR&D

The Company recognized $15,942 of goodwill in connection with the Merger as discussed in Note 4. As of June 30, 2015, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

The Company recognized $7,534 of IPR&D in connection with the Merger as discussed in Note 4. The acquired IPR&D consisted of RUT58-60, a proprietary formulation of HOC1 and Ruthigen’s lead drug candidate, which was designed to prevent and treat infection in invasive applications. The IPR&D will be classified as an intangible asset on the condensed consolidated balance sheet and until the project is completed, the assets will be accounted for as indefinite-lived intangible assets. As of June 30, 2015, there was no accumulated impairment losses associated with intangible assets

6. Significant Agreements

Palladium Advisory Agreement

On February 8, 2015, the Company entered into an agreement with Palladium Capital Advisors, LLC (“Palladium”), whereby Palladium agreed to (i) act as the non-exclusive placement agent for the Bridge Loan financing that occurred on February 26, 2015 (Note 7) and (ii) serve as the Company’s non-exclusive advisor in connection with a merger. As consideration for Palladium’s services under the engagement agreement, the Company paid Palladium a commission on the proceeds received from the issuance of the 2015 Bridge Notes (Note 7) of approximately $315, and issued to Palladium 235,844 shares of the Company’s common stock. On June 16, 2015, the Company paid Palladium $1,080 in commissions, based on a percentage of the unencumbered cash acquired in the Merger (Note 4), a percentage of the amount borrowed under the term loan (Note 7) and a percentage of the cash proceeds raised by the Company in connection with the Merger. The Company recognized expense of $4,378 equal to the sum of the cash payments totaling $1,395 and the fair value of the common stock issued to Palladium of $2,983 within general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2015.

Consulting Agreements

On June 15, 2015, Ruthigen entered into consulting agreements with a consulting firm and two associated individuals for services relating to business development, strategic relationships and strategic planning. The agreements were contingent upon the completion of the Merger. The term of the agreements commenced upon the closing of the Merger and expire on August 31, 2016. On June 15, 2015, in connection with the closing of the Merger, the Company issued a total of 100,000 shares of unregistered restricted common stock to the three parties as consideration for services to be provided under the agreements as well as services previously provided. The shares are restricted and cannot be sold or transferred until the contract term has ended. Although the stock was issued as compensation for future services, under the terms of the agreements, the issuance of the stock was issued as non-refundable and without recourse. The Company recognized expense equal to the fair value of the common stock issued of $1,265 within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2015.

Material Transfer Agreement

On November 5, 2013, the Company entered into the Material Transfer Agreement (the “MTA”) with Mylan N.V. (“Mylan”). The focus of the MTA is to further the development of PUR0200, the Company’s clinical stage bronchodilator therapy candidate. Under the MTA, the Company has agreed to share materials for the research and development of PUR0200 and Mylan has agreed to share the results of such research activities. The agreement will remain in effect for seven years from the effective date of the agreement or until the completion of Mylan research activities. The agreement is cancelable by either party upon 30 days’ written notice.

On June 9, 2015, the Company amended the MTA with Mylan. Under the amended terms of the MTA, the MTA terminates on June 30, 2016 or sooner upon 30 days’ written notice by either party. Additionally under the amended agreement the Company is eligible to receive up to $77 in expense reimbursement to cover the costs to manufacture materials that are transferred under the MTA. There were no amounts recognized in the condensed consolidated financial statements in connection with this agreement during the six months ended June 30, 2015.

Long-Acting Muscarinic Agent Collaboration Agreement

On March 24, 2015, the Company entered into the long-acting muscarinic agent (LAMA) collaboration agreement (the “Mylan Agreement”) with Mylan. The focus of the Mylan Agreement is to continue the evaluation of the LAMA project (the “Product”) for the further development and manufacture as well as the commercialization and marketing of the Product by Mylan in territories outside the United States.

Under the terms of the Mylan Agreement, the Company agreed to conduct certain clinical trials related to the Product and is eligible to receive reimbursement of up to $1,500 for third-party out-of-pocket expenses directly related to trial expenses. As consideration for the funding received, the Company agreed to grant to Mylan an option for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical company’s sales. The Company recognized $170 of revenue under the Mylan Agreement during the three and six months ended June 30, 2015.

7. Debt

Convertible Notes, Including 5X Notes

As of December 31, 2014, the Company had outstanding unsecured convertible promissory notes payable to certain existing stockholders with aggregate principal values totaling $29,088 (the “Notes”), including promissory notes with aggregate principal values totaling $2,658 for which, upon settlement of the notes, the note holders would receive five times the stated principal value of the notes, five times the shares into which the rest of the notes would be convertible, or five times the value in new equity shares upon an automatic conversion in a qualified financing (the “5X Notes”). The Notes had a stated annual interest rate of 6%, and the outstanding principal balance of all of the Notes, including the effective principal value of the 5X Notes, and accrued interest were payable on demand by at least a majority of the holders of the Notes, at any time following January 15, 2015, the maturity date, as amended in October 2014, or upon an event of default, as defined within the agreement, at the request of Note holders representing at least a majority of the aggregate principal amount then outstanding under all the Notes. The Notes were unsecured and were issued on various dates during the years ended December 31, 2011, 2012, 2013, and 2014.

The Notes had an optional conversion feature where in the event that a qualified financing or a liquidation event, as defined in the Notes, did not occur prior to January 15, 2015, a majority of the Note holders could elect to put the Notes back to the Company for their effective principal amounts, including the five times stated principal amount for the 5X Notes, plus accrued but unpaid interest or to convert all, but not less than all, of the unpaid principal amount of the Notes, plus accrued but unpaid interest through the date of such conversion, into shares of the Company’s Series B Preferred Stock at $0.50 per share. No such qualified financing occurred prior to January 15, 2015 and as such, the Note holders were entitled to put the Notes back to the Company or convert all of the unpaid principal plus interest at any time.

In connection with entering into the Merger Agreement (Note 4), the Company and the investors agreed that the Notes would cease to accrue interest as of December 31, 2014. The Company determined that the amendment to cease accrual of interest represented a modification to the Notes. The modification did not give rise to any adjustments to the classification or carrying amounts related to the Notes.

On March 13, 2015, pursuant to the Merger Agreement, and as a condition to closing the Merger, the Company entered into a Note Conversion and Warrant Termination Agreement with the holders of the outstanding Notes, including the 5X Notes. Under the terms of the Note Conversion and Warrant termination Agreement, on June 15, 2015, immediately prior to the Effective Time, the outstanding Notes, including the 5X Notes, plus accrued and unpaid interest were automatically converted into 86,118,402 shares (pre-Reverse Stock Split and before giving effect to the Exchange Ratio) of Pulmatrix Operating common stock and all of Pulmatrix Operating’s outstanding warrants to purchase shares of preferred stock were cancelled. No gain or loss was recognized on the conversion of the Notes. These 86,118,402 shares (pre-Reverse Stock Split and before giving effect to the Exchange Ratio) of Pulmatrix Operating common stock were exchanged for 5,104,655 shares of Company Common Stock pursuant to the Exchange Ratio in the Merger.

Promissory Note

On January 21, 2015, Barry Honig provided the Company with a bridge loan of $350 evidenced by a promissory note. On February 19, 2015, the Company repaid Mr. Honig in full for the promissory note.

2015 Bridge Notes

In February 2015, the Company issued and sold convertible promissory notes (the “2015 Bridge Notes”), in the aggregate principal amount of $4,500, of which none was issued to existing investors. The 2015 Bridge Notes had a stated interest rate of 5% per annum, which would reset to 15% upon an event of default, as defined in the agreement, and were due and payable on February 26, 2016. Upon the completion of the Merger, subject to certain limitations, the unpaid principal amount of the 2015 Bridge Notes, plus accrued but unpaid interest through the date of such transaction, automatically converted into shares of common stock of the Company equal to the principal and unpaid accrued interest dollar value divided by $6.875. Upon an event of default, including a change of control other than as defined in the Merger Agreement, at any time or if the Merger had not occurred by February 26, 2016, a majority of the holders of the 2015 Bridge Notes could elect to put the notes back to the Company for the unpaid principal amount of the 2015 Bridge Notes, plus unpaid accrued interest, plus an amount equal to 25% of the outstanding principal balance would become due and payable immediately.

The provisions requiring the embedded interest rate reset upon an event of default, automatic conversion of the convertible promissory notes upon the Merger and the put option upon an event of default or failure to close the Merger each represent an embedded derivative instrument requiring bifurcation from the notes. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $1,547 was recorded as a derivative liability and as a discount to the 2015 Bridge Notes. The derivative liability was remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 12). The net debt discounts resulting from the embedded compound derivative and lender fees were being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company recorded a discount on the 2015 Bridge Notes of $1,547. Amortization of the discount totaled $276 and $386 for the three and six months ended June 30, 2015, respectively.

On June 15, 2015, at the Effective Time, Pulmatrix Operating’s obligations under the 2015 Bridge Notes were assumed by Company, and immediately after the Effective Time, the 2015 Bridge Notes, including accrued and unpaid interest, were exchanged for an aggregate of 664,559 shares of Company Common Stock. The exchange of the 2015 Bridge Notes for shares of Company Common Stock resulted in the extinguishment of the embedded compound derivative. Following the exchange, the Company’s obligation to repay the 2015 Bridge Notes was satisfied. Immediately prior to the exchange, the Company recorded a loss of $2,692 for the increase in the estimated fair value of the derivatives. The Company recorded a loss upon the conversion of the 2015 Bridge Notes, including the extinguishment of the embedded compound derivative, of $1,170, equal to the difference between the fair value of the shares issued and the sum of the carrying amount of the 2015 Bridge Notes, including accrued and unpaid interest, and the carrying amount of the compound derivatives at the time of the conversion. The Company incurred interest expense of $326 and $459 during the three and six months ended June 30, 2015, respectively.

Loan and Security Agreement and Warrant Agreement

On June 11, 2015, Pulmatrix Operating entered into a Loan and Security Agreement (“LSA”) with Hercules Technology Growth Capital, Inc. (“Hercules”), for a term loan in a principal amount of $7,000 (“Term Loan”). On June 15, 2015, following the completion of the Merger, the Company signed a joinder agreement with Hercules making it a co-borrower under the LSA. The entire term loan was funded on June 16, 2015. The term loan is secured by substantially all of the Company’s assets, excluding intellectual property.

The term loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. The Company is required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Beginning on August 1, 2016, the Company will be required to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any unpaid principal and interest is due on the maturity date of July 1, 2018. Upon repayment of the term loan, the Company is also required to pay an end of term charge to the Lenders equal to $245.

The Company may elect to prepay all, but not less than all, of the outstanding principal balance of the term loan, subject to a prepayment fee of 1% - 3%, depending on the date of repayment. Contingent on the occurrence of several events, including that the Company’s closing stock price exceed $11.73 per share for the seven days preceding a payment date, the Company may elect to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $1,000 by converting a portion of the principal into shares of the Company’s common stock at a price of $11.73 per share. Hercules may elect to receive payments in the Company Common Stock by requiring the Company to effect a conversion option whereby Hercules can elect to receive a principal installment payment in shares of the Company Common Stock based on a price of $11.73 per share, subject to an aggregate maximum principal amount of $1,000.

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through June 30, 2015 the contingency was not resolved.

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. In general, the Term Loan prohibits the Company from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock.

In connection with the making of the term loan the Company agreed that Hercules shall have the right to purchase up to $1,000 of securities, under terms and conditions equal to those afforded to other investors, in the event that the Company conducts a private placement for $10,000 or more of securities after the closing date.

On June 16, 2015, in connection with the LSA, the Company granted to Hercules a warrant to purchase 25,150 shares of the Company’s common stock at an exercise price of $8.35 per share. The warrants are exercisable in whole or in part any time prior to the expiration date of June 16, 2020. In the event the warrants are not fully exercised, upon the expiration date any outstanding warrants will be automatically exercised for shares of Company Common Stock on a net basis. If the fair market value of one share of Company Common Stock is greater than the exercise price of the warrant, in lieu of exercising the warrant for cash, Hercules may elect to convert all or a portion of the warrant into Company Common Stock on a net basis.

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 12). The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $34 and $34 during the three and six months ended June 30, 2015, respectively of which $27 and $27, respectively, was payable in cash.

The carrying amounts of the Company’s Notes, including the 5X conversion liability, and the Term Loan as of June 30, 2015 and December 31, 2014 were as follows:

	At June 30, 2015	At December 31, 2014
Outstanding principal:
Notes, including 5X Notes	$—	$29,088
Term Loan	7,000	—
5X conversion liability	—	10,633
Debt discount	(294)	(18)

Carrying amount	$6,706	$39,703

Debt discount activity during the six months ended June 30, 2015 was as follows:

	Notes, including 5X Notes	2015 Bridge Notes	Term Loan	Total
Balance at December 31, 2014	$18	$—	$—	$18
Discount on debt issued during the period	—	1,547	300	1,847
Amortization of debt discount	(18)	(386)	(6)	(410)
Extinguishment upon conversion of debt	—	(1,161)	—	(1,161)

Balance at June 30, 2015	$—	$—	$294	$294

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2015	$—
2016	1,049
2017	2,701
2018	3,250

$7,000

The Company recognized interest expense of $820 and $6,784 during the three and six months ended June 30, 2015, respectively, and $156 and $560 during the three and six months ended June 30, 2014, respectively, related to the accretion of the debt discount.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At June 30, 2015	At December 31, 2014
Accrued vacation	$81	$31
Accrued wages and termination	312	60
Accrued interest payable	—	3,338
Accrued clinical & consulting	117	16
Accrued legal & patent	315	44
Accrued other expenses	188	55

Total accrued expenses	$1,013	$3,544

9. Redeemable Convertible Preferred Stock and Common Stock

Redeemable Convertible Preferred Stock consisted of the following at December 31, 2014:

	Shares				Common Stock Issuable upon Conversion
	Preferred Stock Designated	Issued and Outstanding	Liquidation Preference	Carrying Value
Series B	180,980,200	41,788,790	$20,894	$20,894	2,477,032
Seed	1,219,508	1,219,508	1,331	1,331	72,293
Series A-4	1,307,190	1,307,190	4,000	4,000	474,201
Series B-1	18,687,554	18,687,554	9,344	9,344	1,107,706
Junior Seed	410,000	410,000	820	4	24,307

	202,604,452	63,413,042	$36,389	$35,573	4,155,539

On March 13, 2015, pursuant to the Merger Agreement, and as a condition to closing the Merger, the Company entered into a Preferred Stock Conversion Agreement, under the terms of which, immediately prior to the completion of the Merger, each series of the Pulmatrix Operating’s preferred stock would be automatically converted into shares of Pulmatrix Operating’s common stock.

On June 15, 2015, prior to the Effective Time, Pulmatrix Operating had 63,413,042 shares of Redeemable Convertible Preferred Stock outstanding, which were convertible into 70,105,854 shares (pre-Reverse Stock Split and before giving effect to the Exchange Ratio) of Pulmatrix Operating common stock. Immediately prior to the completion of the Merger, the outstanding shares of Redeemable Convertible Preferred Stock were converted into 70,105,854 shares (pre-Reverse Stock Split and before giving effect to the Exchange Ratio) of Pulmatrix Operating common stock.

Pulmatrix Operating Private Placement

On June 15, 2015, immediately prior to the Effective Time, pursuant to a securities purchase agreement between the Company and certain existing investors of the Company dated March 13, 2015, the Company sold to such investors 24,538,999 units, with each unit consisting of (i) one share of Pulmatrix Operating’s common stock and (ii) a warrant representing the right to purchase 2.193140519 shares of Pulmatrix Operating common stock at an exercise price of $0.448266 per share (each pre-Reverse Stock Split and before giving effect to the Exchange Ratio), for aggregate gross proceeds of $10,000 (the “Pulmatrix Operating Private Placement”). Upon the Effective Time, the Pulmatrix Operating common stock underlying the units was exchanged for an aggregate of 1,454,553 shares of Company Common Stock, and the warrants underlying the units were converted into warrants to purchase an aggregate of 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share. The proceeds from the issuance of the units were allocated between the Company Common Stock and the warrants based on their relative fair values.

Ruthigen Private Placement

Immediately after the Effective Time, the Company closed a private placement of 379,387 shares of Company Common Stock at a price of $6.875 per share in a private placement for aggregate gross proceeds of approximately $2.6 million (the “Ruthigen Private Placement”).

10. Warrants

Preferred Stock Warrants Issued with Notes Payable to Stockholders

Pulmatrix Operating issued warrants to purchase preferred stock in connection with the issuance of Notes to stockholders (Note 7) on various dates in 2011 through 2014 (the “Preferred Stock Warrants”). The number and type of shares issuable upon exercise of the warrants was variable based on the following: (a) upon the completion of a qualified financing, the warrants would be exercisable into a number of qualified financing shares determined by multiplying 0.25 by the quotient obtained by dividing the original principal amount of the Notes by the issuance price in the qualified financing or, (b) upon the completion of an optional conversion of the Notes into shares of Series B Preferred stock by the Note holders, the warrants would be exercisable into a number of shares of Series B Preferred stock determined by multiplying 0.25 by the quotient obtained by dividing the original principal amount of the Notes by $0.50 (subject to any adjustments for any stock splits, combinations, reclassifications, and the like). If the Preferred Stock Warrants had become exercisable into a number of qualified financing shares, the exercise price per share would have been the per share issuance price of the qualified financing shares. If the Preferred Stock Warrants had become exercisable into shares of Series B Preferred stock, the exercise price would have been $0.50 per share.

The Preferred Stock Warrants were exercisable at any time on or after the earlier of a qualified financing or an optional conversion of the Notes and expire 10 years from the date of issuance.

As described more fully in Note 7, the Company entered into a Note Conversion and Warrant Termination Agreement with the holders of the outstanding Notes, under the terms of which all of the Company’s outstanding Preferred Stock Warrants were terminated on June, 15, 2015, immediately prior to the Effective Time. As of June 30, 2015, there were no outstanding Preferred Stock Warrants.

A rollforward of the Preferred Stock Warrants is as follows:

	Preferred Stock Warrants	Estimated Fair Value
Balance—December 31, 2014	14,544,247	$1,309
Decrease in estimated fair value of warrants	—	(1,309)
Cancellation and gain (loss) on extinguishment	(14,544,247)	—

Balance—June 30, 2015	—	$—

For the three and six months ended June 30, 2015, the Company recorded other income of $152 and $1,032, respectively, and for the three and six months ended June 30, 2014, the Company recorded other income of $727 and $1,309, respectively, in each case related to the change in the fair value of the warrants classified as liabilities.

Common Stock Warrants Issued in Pulmatrix Operating Private Placement

As described in Note 9, at June 30, 2015, the Company had outstanding warrants to purchase 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share. The warrants were issued on June 15, 2015 immediately prior to the Effective Time in connection with the Pulmatrix Operating Private Placement.

Each warrant issued in the Pulmatrix Operating Private Placement has a five-year term and becomes exercisable at the earliest to occur of the date that (i) the Company enters into a strategic license agreement with a third party related to any of the Company’s products whereby the Company is guaranteed to receive consideration having a value of at least $20,000, (ii) the Company consummates a public or private offering of common stock or securities convertible into common stock that results in aggregate gross proceeds of at least $20,000 and the per share value of such consideration is equal to at least $10.00 per share, subject to certain adjustments, (iii) for a period of sixty consecutive trading days, the volume weighted average price per share of common stock exceeds $12.50, subject to certain adjustments, and the average daily trading volume on such trading market exceeds 40,000 shares per trading day, subject to certain adjustments, or (iv) a change of control transaction occurs. The number of shares of common stock underlying each warrant and the exercise price per share are subject to adjustment in the case of standard dilutive events.

Each warrant provides that, following it initially becoming exercisable, if (i) the volume weighted average price of common stock exceeds one hundred fifty percent (150%) of the exercise price of the warrant for thirty (30) consecutive trading days, (ii) the daily trading volume for common stock exceeds 80,000 shares per trading day, subject to certain adjustments, for thirty (30) consecutive trading days and (iii) there is an effective registration statement under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issuable upon the exercise of the warrant, then the Company shall cancel the unexercised portion of the warrant for consideration equal to $0.001 per share of common stock underlying the warrant.

The proceeds from the issuance of the units were allocated between the Company Common Stock and the warrants based on their relative fair values. The value allocated to the warrants was classified within equity on Company’s condensed consolidated balance sheet.

Warrants Assumed in Merger

Between March 2014 and May 2014, in connection with its initial public offering (“IPO”), Ruthigen issued warrants to purchase an aggregate of 1,219,000 units (the “Series A Warrants”). The Series A Warrants were originally each exercisable at a price of $18.125 per warrant for (x) 0.4 shares of common stock and (y) a warrant (the “Series B Warrant”) to purchase 0.4 shares of common stock at an exercise price of $22.65625 per share. The Series A Warrants are exercisable from the date of issuance and terminate on the second anniversary of the date of issuance. The exercise price and the number of shares for which each Series A Warrant may be exercised is subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. In addition, subject to certain exceptions, the exercise price of each the Series A Warrants and the Series B Warrants is subject to a weighted average reduction if the Company issues shares of common stock

(or securities convertible into common stock) in the future at a price below both (a) the current exercise price of the Series A Warrant; and (b) the current market price of the Company’s common stock. The Series A Warrants may be called by the Company, for consideration equal to $0.00025 per Series A Warrant, on not less than 10 business days’ notice if the closing price of the common stock is above 150% of the $18.125 IPO price per unit for any period of 20 consecutive business days ending not more than three business days prior to the call notice date. The Series B Warrants will be exercisable upon issuance and will terminate on the fifth anniversary of the date of issuance. The Company agrees that, during the period the Series A Warrants are outstanding, it will maintain the effectiveness of the registration statement such that the holder may exercise the Series A Warrants to receive registered shares of common stock and registered Series B Warrants (and the shares of common stock underlying the Series B Warrants). The Company determined that the Series A and Series B Warrants are equity instruments because the warrants are (a) freestanding financial instruments; (b) indexed to the Company’s own stock; (c) not permitted to be settled for cash; and (d) exercisable into common stock for which the Company has sufficient authorized and unissued shares.

Immediately following the Merger, the Company issued 136,000 shares of its common stock to Ruthigen’s financial advisor and an aggregate of 379,387 shares in the Ruthigen Private Placement at a price of $6.875 per share. Pursuant to the weighted average exercise price reduction provisions of the Series A Warrants and the Series B Warrants, these issuances caused the exercise price per unit of the Series A Warrants and the exercise price per share of the Series B Warrants to drop to $17.83 and $22.28, respectively.

Ruthigen issued to the representative of the underwriters in the IPO warrants to purchase 37,100 shares of the Company’s common stock at an exercise price of $22.65625 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable commencing on March 21, 2015 and expire on March 21, 2019.

Following the closing of the IPO and in connection with the IPO, the underwriters exercised a portion of the over-allotment option. In connection with the underwriters’ partial exercise of the over-allotment option, Ruthigen issued to the representative of the underwriters a five-year warrant to purchase an additional 2,160 shares of the Company’s common stock at an exercise price of $22.65625 per share (“Underwriter’s Warrant”). The Underwriter’s Warrant is exercisable commencing one year from the date of issuance.

Common Stock Warrants Issued with Term Loan

As described in Note 7, on June 11, 2015, Pulmatrix Operating entered into a LSA with Hercules for a Term Loan in the principal amount of $7,000. On June 16, 2015, in connection with the LSA, the Company granted to Hercules a warrant to purchase 25,150 shares of Company Common Stock (the “Hercules Warrants”) at an exercise price of $8.35 per share. The warrants are exercisable in whole or in part any time prior to the expiration date of June 16, 2020. In the event the warrants are not fully exercised, upon the expiration date any outstanding warrants will be automatically exercised for shares of Company Common Stock on a net basis. If the fair market value of one share of Company Common Stock is greater than the exercise price of the warrant, in lieu of exercising the warrant for cash, Hercules may elect to convert all or a portion of the warrant into Company Common Stock on a net basis. A portion of the proceeds from the Term Loan were allocated to the warrants based on their grant date fair value. The value allocated to the warrants of $198 was classified within equity on Company’s condensed consolidated balance sheet, with a corresponding amount recorded as a discount to the debt. The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

Exercise price	$8.35
Fair value of underlying stock	$11.80
Expected volatility	72.52%
Contractual term	5 years
Risk-free interest rate	1.68%
Expected dividend yield	0%

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Warrants	Issue Date	Classification	Exercisable For	June 30, 2015	December 31, 2014
Preferred Stock Warrants	Various	Liability	Preferred Stock	—	14,544,247
Private Placement Warrants	June 15, 2015	Equity	Common Stock	3,190,030	—
Hercules Warrants	June 15, 2015	Equity	Common Stock	25,150	—

Warrants Assumed in Merger
Series A Warrants	March - May 2015	Equity	Common Stock	1,219,000	—
Representative’s Warrants	March 2015	Equity	Common Stock	37,100	—
Underwriter’s Warrant	March 2015	Equity	Common Stock	2,160	—

11. Stock-Based Compensation

The Company sponsors the Ruthigen, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, and immediately following the Effective Time, renamed the plan the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was amended and restated at the Effective Time to, among other things, (i) increase the number of shares of Company Common Stock authorized under the plan, (ii) comply with the requirements imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, and (iii) provide an increase in the number of shares of Company Common Stock available for issuance under the 2013 Plan’s “evergreen” provision. As of June 30, 2015, the 2013 Plan provides for the grant of up to 2,713,261 shares of Company Common Stock, of which 1,191,598 shares remained available for future grant at June 30, 2015.

At the Effective Time, the Company assumed Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). At the Effective Time, the Company terminated the Original 2013 Plan as to future awards. An aggregate of 35,556 and 629,983 shares of Company Common Stock may be delivered under options outstanding as of June 30, 2015 under the Original 2013 Plan and the 2003 Plan, respectively, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

In connection with the Merger, all outstanding stock options of Pulmatrix Operating converted into stock options to purchase Company Common Stock, subject to the Exchange Ratio. The conversion of the Pulmatrix Operating stock options for stock options to purchase Company Common Stock was treated as a modification of the awards. The modification of the stock options did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options.

Options

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding—December 31, 2014	732,823	$2.08	6.73	$5,508
Granted	1,299,251	$11.56
Options assumed in Merger	24,400	$14.07
Exercised	(70,988)	$2.11
Forfeited or expired	(2,016)	$2.16

Outstanding—June 30, 2015	1,983,470	$8.44	9.07	$4,339
Exercisable—June 30, 2015	694,942	$3.73	7.71	$5,582
Vested or expected to vest—June 30, 2015	1,888,088	$8.31	9.03	$6,535

The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2015 was $11.56 per share.

During the six months ended June 30, 2015, the Company received cash of $150 from the exercise of options. The intrinsic value of options exercised during the six months ended June 30, 2015 was $531. As of June 30, 2015 there was $8,132 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 9.95 years.

The following table presents the stock-based compensation expense related to option awards for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$50	$40	$81	$105
General and administrative	2,661	15	2,664	41

Total stock based compensation expense	$2,711	$55	$2,745	$146

The estimated fair values of employee stock options granted during the six months ended June 30, 2015 and 2014, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected option life (years)	1.48 - 6.12	5.96	1.48 - 6.22	5.96
Risk-free interest rate	0.68% - 1.91%	1.54%	0.68% - 1.91%	1.54% - 1.57%
Expected volatility	65.85% - 73.33%	133%	73.33% - 132.0%	131% - 133%
Expected dividend yield	0%	0%	0%	0%

Restricted Stock Units

In connection with the Merger, the Company signed one-year employment agreements with the former CEO and CFO of Ruthigen pursuant to which the Company granted 329,052 RSUs of which 130,435 RSUs were immediately vested upon the date of the grant. The Company recorded stock-based compensation expense of $1,755 for the RSUs vested during the three and six months ended June 30, 2015.

The following table summarizes stock RSU activity for the six months ended June 30, 2015:

	Number of Units	Weighted- Average Grant Date Fair Value	Total Grant Date Fair Value
Outstanding—December 31, 2014	—	$—	$—
Granted	329,052	$12.65	4,163
Vested	(130,435)	$12.65	(1,650)
Forfeited or expired	—	—	—

Outstanding—June 30, 2015	198,617	$12.65	$2,513

12. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and the input categories associated with those liabilities is as follows:

	June 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$11	$11

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$1,309	$1,309

Preferred Stock Warrants

The fair values of the preferred stock warrants were determined using the Hybrid Model which consists of the guideline public company (“GPC”) analysis, a market-based approach to estimate the enterprise value of the Company, and the Option Pricing Model (“OPM”) to allocate the enterprise value to each security.

The GPC analysis is based upon the premise that indications of value for a given entity can be estimated based upon the observed valuation multiples of comparable public companies, the equity of which is freely-traded by investors in the public securities markets.

Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class and use inputs such as equity value, time to liquidity, volatility, risk-free rate, dividend yield and strike price. The warrants and underlying convertible redeemable preferred stock were subsequently valued using a back-solve method within the OPM framework to arrive at a concluded fair value of the common stock of the Company. The back-solve method is used when a recent financing has taken place which establishes a reference value for one or more classes of stockholders.

The issuance and sale of the Notes, which took place during 2014, was used as the basis for the valuation during the year ended December 31, 2014. The equity value was allocated to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. The exercise price and number of shares underlying the warrants were determined and the value calculated within the allocation model. The allocation factor was applied to the fair value of the warrants to determine their fair value at December 31, 2014. As described more fully in Note 7, on March 13, 2015, the Company entered into a Note Conversion and Warrant Termination Agreement with the holders of the outstanding warrants, under the terms of which all of the Company’s outstanding warrants to purchase shares of preferred stock were terminated on June, 15, 2015, the Effective Time of the Merger. As of June 30, 2015, there were no outstanding warrants to purchase preferred stock.

The following table provides quantitative information about the fair value measurements, including the range of assumptions for the significant unobservable inputs used in the hybrid method valuations of the warrant liability and “with and without” method used for the embedded compound derivative:

At December 31, 2014
Time to liquidity event	0.50 years
Risk-free interest rate	0.12%
Volatility	60%
Minority discount	10%
Discount for lack of marketability	23%

Embedded Compound Derivatives – 2015 Bridge Notes

The 2015 Bridge Notes contained an embedded interest rate reset upon an event of default, automatic conversion of the convertible promissory notes upon a Merger or combination with Ruthigen and a put option upon an event of default or the failure to execute a Merger or combination with Ruthigen, each of which represented an embedded derivative instrument requiring bifurcation from the 2015 Bridge Notes. The embedded derivatives were bundled and valued as a single compound derivative. The fair value of the derivative upon issuance of $1,547 was recognized as a derivative liability and adjusted to fair value at each reporting date.

As described in Note 7, on June 15, 2015, immediately after the Effective Time, the embedded compound derivative was extinguished in connection with the exchange of the 2015 Bridge Notes, including accrued and unpaid interest, into shares of Company Common Stock. Immediately prior to the exchange, the Company remeasured the fair value of the derivatives. Management determined that the derivatives tied to the probability of events of default had no value, as the probability of defaulting on the 2015 Bridge Notes immediately prior to their exchange was zero. At the same time, management determined the probability of exchange of the 2015 Bridge Notes at 100%, thereby resulting in an increase in the fair value of the contingent automatic exchange feature. The Company recorded a loss of $2,692 for the increase in the estimated fair value of the contingent automatic exchange feature immediately prior to the exchange of the 2015 Bridge Notes. The Company recorded a loss upon the exchange of the 2015 Bridge Notes, including the extinguishment of the embedded compound derivative, of $1,170 during the three and six months ended June 30, 2015.

Embedded Compound Derivatives – LSA with Hercules

As described in Note 7, the LSA contains an interest rate reset upon an event of default and a put option upon an event of default or qualified change of control. Each of these features represents an embedded derivative instrument requiring bifurcation from the Term Loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The proceeds from the issuance of the Term Loan were allocated first to the warrant and compound derivative at their respective fair values, with the residual going to the carrying amount of the loan resulting in a discount to the face value of the debt. The fair value of the compound derivative upon issuance of $11 was recognized as a derivative liability and will be adjusted to fair value at each reporting date. The fair value of the derivative instruments is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used an income approach to estimate the fair value of the derivative liability and estimated the probability of an event of default occurring at various dates and then estimates the present value of the amount the holders would receive upon an event of default.

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At June 30, 2015
Probability of an event of default	10%	*
Prepayment penalties	1.0% - 3.0%	*
End of term payment	$245,000	*
Risk-free interest rate	1.01%	*

*	Management determined that there were no changes in the assumptions underlying the value of the derivative instrument between the date of issuance, June 16, 2015, and June 30, 2015.

A rollforward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

	Preferred Stock Warrants	Derivative Instruments
Balance—December 31, 2014	$1,309	$—
Fair value at issuance date	—	1,558
Change in fair value	(1,309)	2,291
Extinguishment on conversion of convertible notes	—	(3,838)

Balance—June 30, 2015	$—	$11

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

13. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2015 and 2014 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(14,897)	$(6,941)	$(16,699)	$(10,454)
Accretion of redeemable preferred stock	—	(13)	—	(26)

Net loss attributable to common stockholders	$(14,897)	$(6,954)	$(16,699)	$(10,480)

Denominator:
Weighted average common shares outstanding—basic and diluted	5,608,429	3,145,521	4,401,087	3,145,283
Net loss per share attributable to common stockholders—basic and diluted	$(2.66)	$(2.21)	$(3.79)	$(3.33)

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of June 30,
	2015	2014
Convertible preferred stock (as converted to common stock)	—	5,269,907
Options to purchase common stock	1,983,470	832,184
Warrants to purchase common stock	4,473,440	—
Convertible notes and accrued interest (as converted to common stock)	—	327,505
Settlement of term loan	85,251	—

In addition to the potentially dilutive securities noted above, as of June 30, 2014 the Company had outstanding warrants to purchase redeemable convertible preferred stock, for which the series of stock and number of shares were variable pending the outcome of a future financing event (see Note10). Because the necessary conditions for determining the number of underlying shares had not been satisfied during the six months ended June 30, 2014, the Company has excluded these warrants from the table above. The warrants were cancelled on June 15, 2015, the Effective Time of the Merger.

14. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of issuance. The Company concluded that no subsequent event has occurred that requires disclosure, except as noted below:

On July 10, 2015, the Company posted a letter to shareholders on its website and issued and filed a copy of the letter with the U.S. Securities and Exchange Commission via Form 8-K. The letter stated that RUT58-60 does not fit within the Company’s core focus on differentiated inhaled therapies for pulmonary disease and that the Company is exploring various options to create shareholder value including a possible sale of the asset or strategic partnership whereby further clinical development would be funded by third parties. On August 3, 2015, the Company notified the U.S. Food and Drug Administration that the Phase 1/2 RUT58-60 clinical study was terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation. References to “Ruthigen” refer to our Company prior to the Merger (as defined below).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that”, “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that could cause our actual results, performance and achievements to differ materially from those expressed or implied in these forward-looking statements. Factors which may affect our results include, but are not limited to:

•	inability to manufacture our product candidates on a commercial scale on our own, or in collaborations with third parties;

•	difficulties in obtaining financing on commercially reasonable terms;

•	changes in the size and nature of our competition;

•	loss of one or more key executives or scientists; and

•	difficulties in securing regulatory approval to market our product candidates

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Quarterly Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

Recent Developments

Merger

On June 15, 2015, pursuant to the previously announced Agreement and Plan of Merger, dated March 13, 2015 (the “Merger Agreement”), by and among us (previously known as Ruthigen, Inc.), Ruthigen Merger Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Pulmatrix Operating Company, a Delaware corporation previously known as Pulmatrix Inc. (“Pulmatrix Operating”), Merger Sub was merged with and into Pulmatrix Operating, with Pulmatrix Operating continuing after the merger as the surviving entity and our wholly owned subsidiary (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of Pulmatrix Operating’s common stock, par value $0.01 per share (the “Pulmatrix Operating Common Stock”), was converted into the right to receive 0.148187124066461 pre-reverse stock split shares (the “Exchange Ratio”) of our common stock, par value $0.0001 per share (the “Company Common Stock”). As a result of the Merger, former Pulmatrix Inc. equity holders owned approximately 81.7% of our outstanding shares of common stock, par value $0.0001 per share (“Company Common Stock”), and former Ruthigen, Inc. equity holders, including those who purchased shares of Company Common Stock in a private placement that we closed prior to the Merger, owned approximately 18.3% of the outstanding shares of Company Common Stock, in each case excluding shares of Company Common Stock held in escrow to secure indemnification obligations under the Merger Agreement.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating treated as the accounting acquirer of Pulmatrix. As such, the historical financial statements of Pulmatrix Operating have become the historical financial statements of Pulmatrix, or the combined company, and are included in this filing labeled “Pulmatrix, Inc.”. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Exchange Ratio and the Company Common Stock.

Presentation for Reverse Stock Split

On June 15, 2015, immediately following the Effective Time, we effected a 1-for-2.5 reverse stock split of our issued and outstanding Company Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of Company Common Stock underlying, our stock options and warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-2.5 split ratio in accordance with the terms of such options and warrants, as the case may be. Share and per-share amounts of Company Common Stock, options and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of Company Common Stock, $0.0001 per share, or modify any voting rights or other terms of the common stock. The accompanying condensed consolidated financial statements and notes thereto, including the Exchange Ratio applied to historical Pulmatrix Operating common stock and stock options unless otherwise noted, give retroactive effect to the Reverse Stock Split for all periods presented.

Business

Prior to the Merger, Ruthigen was a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Following the Merger, we are a clinical stage biopharmaceutical company developing innovative inhaled therapies to address serious pulmonary disease using its patented iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted) technology. The Company’s proprietary product pipeline is focused on advancing treatments for rare diseases, including PUR1900, an inhaled anti-fungal for patients with cystic fibrosis (CF), as well as PUR1500, an inhaled product for the treatment of idiopathic pulmonary fibrosis. In addition, we intend to pursue opportunities in major pulmonary diseases through collaborations, which include PUR0200, a branded generic in clinical development for chronic obstructive pulmonary disease (COPD) in partnership with Mylan N.V. Our product candidates are based on iSPERSE™, our proprietary dry powder delivery platform, which seeks to improve delivery of small molecule drugs, macromolecules and potentially other biologics to the lungs by maximizing local concentrations and reducing systemic side effects to improve patient outcomes.

Our goal is to develop breakthrough therapeutic products that are safe, convenient and more efficient than the existing therapeutic products for the treatment of respiratory diseases. In support of this goal, we are focusing on developing inhaled anti-infective therapies to treat and prevent pulmonary infections in CF and other rare/orphan indications. We intend to capitalize on our iSPERSE™ technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of respiratory diseases with significant unmet medical needs to build our product pipeline beyond our three existing candidates. In order to advance our clinical trials for our therapeutic candidates for COPD and leverage the iSPERSE™ platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical, biotechnology companies or academic or private research institutes.

Since our inception in 2003, we have devoted substantially all of our efforts to product research and development, market research, and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date through proceeds from issuances of common and convertible preferred stock, issuances of convertible debt, collaborations with third parties and non-dilutive grants received from government agencies.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	initiate and expand clinical trials for PUR1900 for CF and in immunocompromised at risk patients;

•	seek regulatory approval for our product candidates;

•	hire personnel to support our product development, commercialization and administrative efforts; and

•	advance the research and development related activities for inhaled therapeutic products in our pipeline.

We will not generate product sales unless and until we successfully complete clinical developments and obtain regulatory approvals for our product candidates. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities, and we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, potentially including collaborative commercial arrangements. Likewise, we intend to seek to limit our commercialization costs by partnering with other companies with complementary capabilities or larger infrastructure including sales and marketing.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Financial Overview

Revenues

To date, we have not generated any product sales. Our limited revenues have been derived from feasibility work as part of agreements with other pharmaceutical companies and grants from government agencies. On March 24, 2015 we entered into the long-acting muscarinic agent collaboration agreement with Mylan N.V., or Mylan, under which we are eligible to receive reimbursement of up to $1.5 million for third-party out of pocket expenses directly related to clinical trials. As consideration for the funding received, we agreed to grant to Mylan an option for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical company’s sales on the resulting products. On July 31, 2014 we executed a Feasibility Study Agreement with Janssen Research and Development, LLC, or Janssen, under which we were eligible to receive payments totaling $0.4 million for certain pre-formulation screening, formulation development, method development and packaged stability activities in the development of our iSPERSETM technology. We may derive additional revenues from this agreement should the pharmaceutical partner elect to continue the feasibility study.

Under previously approved grants from the U.S. Department of Health & Human Services and the U.S. Department of Defense, we are reimbursed for certain qualifying capital investments and expenses incurred for research and development activities. We did not receive any grant funding during 2014 or the six months ended June 30, 2015.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and consultants that conduct our clinical trials and preclinical activities;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs including PUR1900, our lead CF anti-infective, PUR0200, our lead COPD bronchodilator and PUR1500, our preclinical stage therapeutic for treatment of idiopathic pulmonary fibrosis (IPF). In order to move these programs forward along our development timelines, we maintain a significant staff of research and development employees (67% of staff). In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture, characterization, and in vitro/in vivo evaluation of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as stock-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses and professional fees for consulting, auditing and tax services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer liability insurance, investor relations costs and other costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in staffing and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Interest Expense

Interest expense primarily reflects the amortization of debt discounts and interest expense accrued in connection with convertible notes and a term loan that were outstanding during the period. In connection with entering into the Merger Agreement, we and the holders of the convertible notes issued at various dates in 2011 through 2014 agreed that interest on the notes would cease to accrue after December 31, 2014. In connection with the Merger, all of our outstanding convertible notes, including the convertible notes issued in February 2015, and accrued and unpaid interest, were converted into, or exchanged for, equity. Following the Merger, we will incur interest expense associated with the $7 million term loan executed in June 2015.

Other Income, Net

Other income, net is comprised primarily of gains and/or losses resulting from fair value adjustments on warrants for the purchase of our preferred stock and compound derivative instruments embedded within certain of our convertible notes.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our current report on Form 8-K/A filed with the SEC on August 14, 2015, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our principal sources of revenue during the three and six months ended June 30, 2015 and 2014 and the years ended December 31, 2014 and 2013 were income from grants and fees for services. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Multiple-Element Arrangements

Under the authoritative guidance for revenue recognition related to multiple-element revenue arrangements, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are accounted for on a combined basis.

In the event that we enter into a contract in which the deliverables are required to be separated, we will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, we use third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a deliverable, we use estimated selling price to allocate the arrangement consideration. We apply appropriate revenue recognition guidance to each unit of accounting.

Milestones

Contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Collaborative research and development

We recognized upfront non-refundable fees ratably over the estimated non-contingent portion of the arrangement when the research and development activities related to the initial clinical studies were performed as there is no other discernible pattern of revenue recognition. At the end of each reporting period, we review and adjust, if necessary, the amounts recognized in revenue for any change in the estimated non-contingent period over which the research and development activities were performed.

Grant revenue

We recognize revenue from grants awarded by governmental agencies when there is reasonable assurance that we will comply with the conditions attached to the grant arrangement and the grant will be received. We evaluate the conditions of each individual grant as of each reporting period to ensure that we have reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the statement of operations on a systemic basis over the periods in which we recognize the related costs for which the government grant is intended to compensate.

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, which include research and development expenses related to ongoing clinical studies performed for us by CROs. This process involves:

•	communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with both preclinical studies and clinical studies;

•	fees paid to investigative sites in connection with clinical studies; and

•	professional service fees for consulting and other services related to the performance of clinical studies and the process of seeking regulatory approval.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary and may result in uneven payment flows. Certain of our service providers invoice us monthly in arrears for services performed. Payments under other contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. In accruing service fees for these contracts, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates and the expected increased volume of services expected to be performed we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

Stock-Based Compensation

We account for grants of stock options based on their grant date fair value and recognize compensation expense over the vesting period. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The expense is adjusted for actual forfeitures at year end. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest.

Total stock-based compensation expense is recognized for stock options granted to employees and nonemployees and has been reported in our consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$50	$40	$81	$105
General and administrative	2,661	15	2,664	41

Total stock based compensation expense	$2,711	$55	$2,745	$146

We estimated the fair value of stock options of each award at the grant date using assumptions regarding the fair value of the underlying common stock on each grant date and the following additional assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected option life (years)	1.48 - 6.12	5.96	1.48 - 6.22	5.96
Risk-free interest rate	0.68% - 1.91%	1.54%	0.68% - 1.91%	1.54% - 1.57%
Expected volatility	65.85% - 73.33%	133%	73.33% - 132%	131% - 133%
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation expense recognized for options granted to consultants is also based upon the fair value of the options issued, as determined by the Black-Scholes option pricing model. However, the unvested portion of such option grants is re-measured at each reporting period, until such time as the option is fully vested.

All options to purchase shares of our common stock are granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant as determined by our board of directors. Prior to the listing of our common stock on the NASDAQ Capital Market, our board of directors historically determined, with input from management, the assistance of a third party valuation specialist and the guidance outlined in the American Institute of Certified Public Accountants Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, also known as the Practice Aid, the estimated fair value of our common stock on the date of grant based on a number of objective and subjective factors, including:

•	the prices at which we sold shares of convertible preferred stock;

•	the superior rights and preferences of securities senior to our common stock at the time of each grant;

•	the likelihood of achieving a liquidity event such as a public offering or sale of our company;

•	our historical operating and financial performance and the status of our research and product development efforts; and

•	the achievement of enterprise milestones, including our entering into collaboration and license agreements.

If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share applicable to common stockholders could have been materially different.

Our board of directors consistently used the most recent valuation provided by management for determining the fair value of our common stock unless a specific event occurs that necessitates an interim valuation. We determined the fair value of our common stock at November 30, 2013 and November 30, 2014 utilizing the Hybrid Model, which consists of a market approach to estimate the enterprise value of the company, and the Option Pricing Model, or OPM, to allocate the enterprise value to each security. Under the market approach, we used a valuation based on bridge financing transactions completed by us in October 2013 and October 2014.

The valuation based on a recent financing transaction assumes that the price paid for securities in the financing transaction represents the fair value of those securities on a non-marketable basis. This information is used to calculate the enterprise value, and a marketability premium is then applied to arrive at the enterprise value on a marketable basis.

Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class and use inputs such as equity value, time to liquidity, volatility, risk-free rate, dividend yield and strike price. The warrants and underlying convertible redeemable preferred stock were subsequently valued using a back-solve method within the OPM framework to arrive at a concluded fair value of our common stock. The back-solve method is used when a recent financing has taken place which establishes a reference value for one or more classes of stockholders.

Since the Merger and the listing of our common stock on the NASDAQ Capital Market, we haved relied on the market price of our common stock to determine its fair value on the date of grant for purposes of determining our stock-based compensation expense.

The following table presents the grant dates and related exercise prices of stock options granted from January 1, 2014 through June 30, 2015:

Date of grant	Type of award	Number of shares	Exercise price per share	Common stock fair value per share on grant date (1)	Weighted average fair value per share of stock options on grant date (2)
March 4, 2014	Option	996	$2.02	$2.02	$1.86
May 22, 2014	Option	919	$2.02	$2.02	$1.86
September 30, 2014	Option	1,838	$2.02	$2.02	$1.86
February 24, 2015	Option	5,720	$1.69	$1.69	$1.52
June 16, 2015	Option	975,232	$11.80	$11.80	$6.91
June 24, 2015	Option	318,299	$11.00	$11.00	$6.98

(1)	The per share estimated fair value of common stock represents the determination by our board of directors of the fair value of our common stock as of the grant date, taking into account various objective and subjective factors and including the results, if applicable, of valuations of our common stock.
(2)	Our estimate of the per-share weighted average fair value for stock option grants was determined using the Black-Scholes option-pricing model.

Convertible Preferred Stock Warrants

Prior to the Merger on June 15, 2015, we had warrants outstanding to purchase shares of our convertible preferred stock. Freestanding warrants that are related to the purchase of redeemable preferred stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized in the statements of operations. We measure the fair value of the warrants using the Hybrid Model, which consists of a guideline public company analysis, or GPC, to estimate our enterprise value and then an OPM to allocate the enterprise value to each security.

Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class and use inputs such as equity value, time to liquidity, volatility, risk-free rate, dividend yield and strike price. The warrants and underlying convertible redeemable preferred stock were subsequently valued using a back-solve method within the OPM framework to arrive at a concluded fair value of our common stock.

The significant assumptions used in estimating the fair value of our warrant liability include the volatility of the stock underlying the warrant, risk-free interest rate, the time to liquidity event, minority discount and discount for lack of marketability. We derive these estimates by considering comparable public company benchmarks and market trends, as well as third-party valuation reports.

The preferred stock warrant liability increases or decreases each period based on fluctuations in the fair values of the underlying securities. Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the warrant liability in isolation result in significantly higher (lower) fair value measurements.

On June 15, 2015, in connection with the Merger, all of our outstanding warrants to purchase convertible preferred stock were cancelled for no consideration. Immediately prior to the close of the Merger, the fair value of the warrants was determined to be zero, and accordingly, we recorded the change in the fair value of the warrants as income within other income (expense) in our condensed consolidated statement of operations.

Income Taxes

We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

We recognize net deferred tax assets through the recording of a valuation allowance to the extent that we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future, in excess of its net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We assess the probability that the positions taken or expected to be taken in our income tax returns will be sustained by taxing authorities. A “more likely than not” (more than 50%) recognition threshold must be met before a tax benefit can be recognized. Tax positions that are more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position, are reflected in our financial statements. Tax positions are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

In-process Research & Development

We acquired in-process research & development, or IPR&D, in connection with the Merger on June 15, 2015. IPR&D represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination or recognized from the application of push-down accounting is capitalized on our consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

When performing the impairment assessment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the acquired IPR&D. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, we calculates the asset’s fair value. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the six months ended June 30, 2015, we determined that there was no impairment of our IPR&D.

Goodwill

In connection with the Merger on June 15, 2015, we recognized $15.9 million of goodwill. Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the first step of the goodwill impairment test. We have determined that goodwill was not impaired as of June 30, 2015.

Results of Operations

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended June 30,		Change
	2015	2014	$	%
Revenue	$170	$—	$170	100%
Operating expenses
Research and development	1,610	1,729	(119)	(7)%
General and administrative	9,879	722	9,157	1268%

Total operating expenses	11,489	2,451	9,038	369%

Loss from operations	(11,319)	(2,451)	(8,868)	362%
Interest expense	(327)	(5,613)	5,286	(94)%
Loss on the conversion of convertible notes	(1,170)	—	(1,170)	(100)%
Fair value adjustment of preferred stock warrant liability	582	1,123	(541)	(48)%
Fair value adjustment of derivative liability	(2,692)	—	(2,692)	(100)%
Other income, net	29	—	29	100%

Net loss	$(14,897)	$(6,941)	$(7,956)	101%

Revenue — For the three months ended June 30, 2015, revenue was $0.2 million compared to $0 for the three months ended June 30, 2014, an increase of $0.2 million. This increase was due to revenue recognized under our collaboration agreement with Mylan.

Research and development expenses — For the three months ended June 30, 2015, research and development expense was $1.6 million compared to $1.7 million for the three months ended June 30, 2014, a decrease of $0.1 million, or 7%. The decrease is primarily due to a reduction of $0.3 million in spending on the PUR0200 project as a result of a reduction in the scope of the project as well as a decrease of $0.2 million for our reduction in headcount that occurred during September 2014. These decreases were partially offset by a $0.3 million increase for bonuses awarded to employees following completion of the Merger as well as an increase of $0.1 million in spending on the PUR1900 project as the project was inactive during 2014.

General and administrative expenses — For the three months ended June 30, 2015, general and administrative expense was $9.0 million compared to $0.7 million for the three months ended June 30, 2014, an increase of $9.2 million, or 1,143%. The increase is primarily due to an increase of $4.2 million in advisory costs incurred in connection with the Merger, an increase of $1.8 million in stock-based compensation expense associated with restricted stock units issued to former executives of Ruthigen in connection with their new employment agreements, an increase of $1.8 million related to legal, accounting and consulting costs in connection with the Merger, an increase of $1.3 million for the new incentive program that began in 2015 and an increase of $0.1 million in professional recruiting fees for the hiring of our new chief financial officer.

Interest expense — For the three months ended June 30, 2015, interest expense was $0.3 million compared to $5.6 million for the three months ended June 30, 2014, a decrease of $5.3 million, or 94%. The decrease is primarily due to the amendment to the terms of the convertible notes, including the 5X Notes, issued on various dates from 2011 through 2014 to cease accruing interest after December 31, 2014. Interest expense of $0.4 million incurred during the three months ended June 30, 2015 was comprised primarily of interest accrued on, and amortization of discount and deferred finance costs related to, the 2015 Bridge Notes. We also incurred small amounts of interest expense related to a term loan agreement that we entered into in June 2015.

Loss on the conversion or exchange of convertible notes— For the three months ended June 30, 2015, loss on the conversion or exchange of convertible notes was $1.2 million. The loss on the conversion or exchange of convertible notes is due to the difference between the fair value of the common shares issued upon exchange and the combined carrying amounts of $4.5 million aggregate principal amount of notes that were issued in February 2015 (the “2015 Bridge Notes”), related accrued interest, embedded compound derivatives and unamortized issuance costs in connection with the Merger. There was no loss on the conversion or exchange of convertible notes for the three months ended June 30, 2014.

Fair value adjustment of preferred stock warrant liability — For the three months ended June 30, 2015, the fair value adjustment of preferred stock warrant liability was $0.6 million compared to $1.1 million for the three months ended June 30, 2014. The $0.6 million decrease in the fair value of the preferred stock warrant liability in the three months ended June 30, 2015 was due to the imminent cancellation of the warrants immediately prior to the Effective Time, per the terms of the Note Conversion and Warrant Termination Agreement executed in March 2015. The $1.1 million decrease in the fair value of the preferred stock warrant liability in the three months ended June 30, 2014 was due primarily to the decrease in the fair value of the underlying preferred stock during the same period.

Fair value adjustment of derivative liability— For the three months ended June 30, 2015, we recorded expense of $2.7 million for the fair value adjustment of derivative liability. The fair value adjustment of the derivative liability was recognized in connection with three embedded derivatives associated with the 2015 Bridge Notes. The 2015 Bridge Notes, including accrued and unpaid interest, were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished. Accordingly, we remeasured the fair value of the derivatives immediately prior to the exchange of the 2015 Bridge Notes. One of the three embedded derivatives was a contingent automatic conversion feature, the value of which was tied to the probability that the 2015 Bridge Notes would be exchanged for equity. The two remaining embedded derivatives related to the probability of the occurrence of events of default. Immediately prior to the exchange of the 2015 Bridge Notes, we determined that the derivatives related to events of default had no value, as the probability of defaulting on the 2015 Bridge Notes immediately prior to their exchange was zero. At the same time, we assessed the probability of exchange of the 2015 Bridge Notes at 100%, thereby resulting in an increase in the fair value of the contingent automatic exchange feature. The $2.7 million fair value adjustment recognized during the three months ended June 30, 2015 represents the net change in the fair value of the three embedded derivatives during the period. There were no derivative instruments outstanding during the six months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six months ended June 30,		Change
	2015	2014	$	%
Revenue	$275	$8	$267	3341%
Operating expenses
Research and development	2,528	3,491	(963)	(28)%
General and administrative	11,812	1,379	10,433	757%

Total operating expenses	14,340	4,870	9,470	194%

Loss from operations	(14,065)	(4,862)	(9,203)	189%
Interest expense	(511)	(6,868)	6,357	(93)%
Loss on the conversion of convertible notes	(1,170)	—	(1,170)	(100)%
Fair value adjustment of preferred stock warrant liability	1,309	1,275	34	3%
Fair value adjustment of derivative liability	(2,291)	—	(2,291)	(100)%
Other income, net	29	1	28	2800%

Net loss	$(16,699)	$(10,454)	$(6,245)	60%

Revenue — For the six months ended June 30, 2015, revenue was $0.3 million compared to $8,000 for the six months ended June 30, 2014. This increase was due to $0.2 million in revenue recognized under our collaboration agreement with Mylan as well as $0.1 million in revenue recognized in connection with a feasibility study agreement.

Research and development expenses — For the six months ended June 30, 2015, research and development expense was $2.5 million compared to $3.5 million for the six months ended June 30, 2014, a decrease of $1.0 million, or 28%. The decrease is primarily due to a reduction of $0.8 million in spending on the PUR0200 project as a result of a reduction in the scope of the project as well as a decrease of $0.5 million for our reduction in headcount that occurred during September 2014. These decreases were partially offset by a $0.3 million increase for bonuses awarded to employees following completion of the Merger.

General and administrative expenses — For the six months ended June 30, 2015, general and administrative expense was $11.8 million compared to $1.4 million for the six months ended June 30, 2014, an increase of $10.4 million, or 757%. The increase is primarily due to an increase of $4.2 million in advisory costs incurred in connection with the Merger, an increase of $1.8 million in stock-based compensation expense associated with restricted stock units issued to former executives of Ruthigen in connection with their new employment agreements, an increase of $3.0 million related to legal, accounting and consulting costs in connection with the Merger, an increase of $1.3 million for the new incentive program that began in 2015 and an increase of $0.1 million in professional recruiting fees for the hiring of our new chief financial officer.

Interest expense — For the six months ended June 30, 2015, interest expense was $0.5 million compared to $6.9 million for the six months ended June 30, 2014, a decrease of $6.3 million, or 94%. The decrease is primarily due to the amendment to the terms of the convertible notes, including the 5X Notes, issued on various dates in 2011 through 2014 to cease a accruing interest after December 31, 2014. Interest expense of $0.5 million incurred during the six months ended June 30, 2015 was comprised primarily of interest accrued on, and amortization of discount and deferred finance costs related to, the 2015 Bridge Notes. We also incurred small amounts of interest expense related to a term loan agreement that we entered into in June 2015.

Loss on conversion or exchange of convertible notes — For the six months ended June 30, 2015, loss on the conversion or exchange of convertible notes was $1.2 million. The loss on the conversion or exchange of convertible notes is due to the difference between the fair value of the common shares issued upon exchange and the combined carrying amounts of the 2015 Bridge Notes, related accrued interest, embedded compound derivatives and unamortized issuance costs in connection with the Merger. There was no loss on the conversion or exchange of convertible notes for the six months ended June 30, 2014.

Fair value adjustment of preferred stock warrant liability — For the six months ended June 30, 2015, the fair value adjustment of preferred stock warrant liability was $1.3 million compared to $1.3 million for the six months ended June 30, 2014. The $1.3 million fair value adjustment of the preferred stock warrant liability in the six months ended June 30, 2015 is due in part to the imminent cancellation of the warrants immediately prior to the Effective Time, per the terms of the Note Conversion and Warrant Termination Agreement executed in March 2015. The $1.3 million decrease in the fair value of the preferred stock warrant liability in the six months ended June 30, 2014 was due primarily to the decrease in the fair value of the underlying preferred stock during the same period.

Fair value adjustment of derivative liability— For the six months ended June 30, 2015, we recorded expense of $2.3 million for the fair value adjustment of derivative liability. The fair value adjustment of the derivative liability was recognized in connection with three embedded derivatives associated with the 2015 Bridge Notes, which were issued in February 2015. Accordingly, we remeasured the fair value of the derivatives on March 31, 2015 and immediately prior to the exchange of the 2015 Bridge Notes. One of the three embedded derivatives was a contingent automatic exchange feature, the value of which was tied to the probability that the 2015 Bridge Notes would be exchanged for equity. The two remaining embedded derivatives related to the probability of the occurrence of events of default. Immediately prior to the conversion of the 2015 Bridge Notes, we determined that the derivatives related to events of default had no value, as the probability of defaulting on the 2015 Bridge Notes immediately prior to their exchange was zero. At the same time, we assessed the probability of conversion of the 2015 Bridge Notes at 100%, thereby resulting in an increase in the fair value of the contingent automatic exchange feature. The $2.3 million fair value adjustment recognized during the six months ended June 30, 2015 represents the net change in the fair value of the three embedded derivatives during the period. The 2015 Bridge Notes, including accrued and unpaid interest, were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished. There was no fair value adjustment of derivative liability for the six months ended June 30, 2014.

Liquidity and Capital Resources

Through June 30, 2015, we have incurred an accumulated deficit of $118.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our recent Merger. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of June 30, 2015 was $25.5 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances.

In February 2015 Pulmatrix Operating issued the 2015 Bridge Notes with an aggregate principal amount of $4.5 million to new investors. On June 15, 2015, in connection with and immediately prior to the Effective Time, all of Pulmatrix Operating’s outstanding convertible notes other than the 2015 Bridge Notes, plus accrued and unpaid interest, and all of Pulmatrix Operating’s outstanding convertible preferred stock was converted into shares of Pulmatrix Operating common stock. Also on June 15, 2015, immediately prior to the Effective Time, Pulmatrix Operating issued shares of its common stock and warrants to purchase its common stock to existing investors in

Pulmatrix Operating for proceeds of $10 million (the “Pulmatrix Operating Private Placement”). At the Effective Time, these shares of Pulmatrix Operating common stock were exchanged for shares of Company Common Stock at the Exchange Ratio, and these warrants converted into the right to purchase Company Common Stock after adjusting for the Exchange Ratio. In addition, at the Effective Time, we assumed the 2015 Bridge Notes and thereafter issued shares of Company Common Stock upon the automatic exchange of the 2015 Bridge Notes at the rate of $6.875 per share for the unpaid principal and accrued interest on the 2015 Bridge Notes.

In addition, we sold 379,387 shares of Company Common Stock at a price of $6.875 per share in a private placement for aggregate gross proceeds of approximately $2.6 million that closed on June 15, 2015 following the Effective Time (the “Ruthigen Private Placement”). On June 11, 2015, Pulmatrix Operating entered into a term loan agreement to borrow $7.0 million, contingent upon the closing of the Merger. On June 16, 2015, we executed a joinder to make our Company a co-borrower on the term loan, and the term loan was funded. We believe that our existing resources, including proceeds from the issuance of these convertible promissory notes, the issuance of Pulmatrix Common Stock and Company Common Stock and the term loan, will be sufficient to fund our planned operations into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our preclinical studies and clinical trials. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials or obtain approval of any product candidates from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2015	2014
Net cash used in operating activities	$(6,082)	$(4,774)
Net cash provided by (used in) investing activities	9,621	(195)
Net cash provided by financing activities	21,517	5,050

Net increase in cash and cash equivalents	$25,056	$81

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $6.1 million, which was primarily the result of a net loss of $16.7 million, partially offset by $9.8 million of net non-cash adjustments and $0.8 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments include $4.2 million in consulting expenses settled in stock, $2.3 million in expense associated with the increase in the fair value of the derivative liability, $2.7 million of stock-based compensation expense and $1.1 million related to the loss on the conversion of convertible notes offset by a $1.3 million gain resulting from the decrease in the fair value of the preferred stock warrant liability. The net cash inflows associated with changes in operating assets and liabilities was primarily due to an increase in accrued expenses of $0.7 million.

Net cash used in operating activities for the six months ended June 30, 2014 was $4.8 million, which was primarily the result of a net loss of $10.5 million as well as $0.3 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $6.0 million of net non-cash adjustments. Our non-cash adjustments represent $6.9 million in non-cash interest offset by a $1.3 million gain resulting from the decrease in the fair value of the preferred stock warrant liability. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a decrease in accounts payable of $0.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $9.6 million, compared to net cash used in investing activities of $0.2 million for the six months ended June 30, 2014. Net cash provided by investing activities for the six months ended June 30, 2015 represents Ruthigen’s cash balance immediately prior to the Effective Time. Net cash used in investing activities for the six months ended June 30, 2014 was entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $21.5 million, as compared to $5.0 million for the six months ended June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015 resulted primarily from the issuance of Pulmatrix Operating common stock and warrants for proceeds of $10.0 million in the Pulmatrix Operating Private Placement, $6.9 million from the issuance of term loans, $4.5 million from the issuance of the 2015 Bridge Notes and $0.1 million in proceeds from the exercise of common stock. Net cash provided by financing activities for the six months ended June 30, 2014 resulted entirely from the issuance of convertible promissory notes and warrants.

Financings

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support clinical development of our PUR1900 program through completion of a Phase IB trial in CF patients, research and development staff working on chemistry manufacturing and control activities in support of PUR0200, and pre-clinical evaluation of PUR1500 for IPF. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical studies for existing and new pipeline programs based on iSPERSE™;

•	the outcome, timing and cost of regulatory approvals by the FDA and European regulatory authorities, including the potential for these agencies to require that we perform studies in addition to those that we currently have planned;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our research and development activities;

•	our need and ability to hire additional personnel;

•	our need to implement additional infrastructure and internal systems;

•	the cost of establishing and maintaining a commercial-scale manufacturing line; and

•	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Convertible Promissory Notes

From August 2011 through December 2014, Pulmatrix Operating issued $36.2 million of convertible promissory Notes that bore interest at a rate of 6% per annum. Included in these convertible promissory notes are the 5X Notes issued during 2013 and 2014 with a principal balance totaling $2.7 million for which, upon settlement of the notes, the note holders would receive five times the stated principal value of the notes, five times the shares into which the rest of the notes would be convertible or five times the value in new equity shares upon an automatic conversion in a qualified financing. The outstanding principal balance of all of the Notes, including the 5X Notes, and accrued interest were payable on demand by at least a majority of the holders of the Notes at any time following January 15, 2015. In October 2014, $7.1 million of Pulmatrix Operating’s convertible Notes and $0.9 million of accrued interest were converted into 15,886,994 shares of Pulmatrix Operating’s Series B preferred stock. On June 15, 2015, in connection with the Merger and immediately prior to the Effective Time, all of the remaining outstanding convertible notes and accrued and unpaid interest totaling $43.1 million were converted into 86,118,402 shares of Pulmatrix Operating’s common stock in full settlement of the Notes and interest payable. At the Effective Time, we exchanged these shares for an aggregate of 5,104,655 shares of Company Common Stock pursuant to the Exchange Ratio in the Merger.

Promissory Note

On January 21, 2015, Barry Honig provided Pulmatrix Operating with a bridge loan of $350,000 evidenced by a promissory note. On February 19, 2015, Pulmatrix Operating repaid Mr. Honig in full for the promissory note.

2015 Bridge Notes

In February 2015 Pulmatrix Operating issued the 2015 Bridge Notes with an aggregate principal amount of $4.5 million to new investors. The 2015 Bridge Notes bore interest at a rate of 5% per annum, and the outstanding principal and accrued interest were payable in February 2016 unless exchanged in connection with the Merger. On June 15, 2015, at the Effective Time, we assumed Pulmatrix Operating’s obligations under the 2015 Bridge Notes, and immediately following the Effective Time, the 2015 Bridge Notes, including accrued and unpaid interest thereon, totaling $4.6 million were exchanged for 664,559 shares of Company Common Stock in full settlement of the notes and interest payable.

Term Loan and Warrant

On June 11, 2015 Pulmatrix Operating entered into a Loan and Security Agreement (“LSA”) with Hercules Technology Growth Capital, Inc. (“Hercules”), for a term loan in a principal amount of $7.0 million (“term loan”). On June 15, 2015, following the Effective Time, we signed a joinder agreement with Hercules to make our Company a co-borrower under the LSA. The term loan is secured by substantially all of our and our subsidiary’s assets, excluding our and our subsidiary’s intellectual property.

The term loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Beginning on August 1, 2016, we will be required to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any remaining unpaid principal and interest will be due on the maturity date of July 1, 2018. Upon repayment of the term loan, we are also required to pay an end of term fee to the lenders of approximately $0.2 million.

We may elect to prepay all, but not less than all, of the outstanding principal balance of the term loan, subject to a prepayment fee of 1%—3%, depending on the date of repayment. Contingent on the occurrence of several events, including that our closing stock price exceed $11.73 per share for the seven days preceding a payment date, we may elect to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $1.0 million by converting a portion of the principal into shares of our common stock at a price of $11.73 per share. Hercules may elect to receive payments of any regularly scheduled amounts of principal in shares of our common stock based on a price of $11.73 per share, subject to an aggregate maximum principal amount of $1.0 million.

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain legal existence and governmental approvals and to deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. In general, the term loan prohibits us from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock. As of June 30, 2015, we were in compliance with all covenants.

The credit facility also includes events of default, the occurrence and continuation of which provide Hercules, as agent, with the right to exercise remedies against us and the collateral securing the term loan under the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us.

In June 2015, in connection with the LSA, we granted to Hercules a warrant to purchase 25,150 shares of Company Common Stock at an exercise price of $8.35 per share. The warrants are exercisable in whole or in part any time prior to the expiration date of June 16, 2020. In the event the warrants are not fully exercised, upon the expiration date any outstanding warrants will be automatically exercised for shares of our common stock on a net basis. If the fair market value of one share of our common stock is greater than the exercise price of the warrant, in lieu of exercising the warrant for cash, Hercules may elect to convert all or a portion of the warrant into common stock on a net basis.

Pulmatrix Operating Private Placement

On June 15, 2015, immediately prior to the Effective Time, pursuant to a securities purchase agreement between Pulmatrix Operating and certain existing investors of Pulmatrix Operating dated March 13, 2015, Pulmatrix Operating sold such investors 24,538,999 units, with each unit consisting of (i) one share of Pulmatrix Operating’s common stock and (ii) a warrant representing the right to purchase 2.193140519 shares of Pulmatrix Operating common stock at an exercise price of $0.448266 per share (each pre-Reverse Stock Split and before giving effect to the Exchange Ratio), for aggregate gross proceeds of $10 million in the Pulmatrix Operating Private Placement. Upon the Effective Time, the Pulmatrix Operating common stock underlying the units was exchanged for an aggregate of 1,454,553 shares of Company Common Stock, and the warrants underlying the units were converted into warrants to purchase an aggregate of 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share.

Ruthigen Private Placement

Immediately after the Effective Time, we closed a private placement of 379,387 shares of Company Common Stock at a price of $6.875 per share in a private placement for aggregate gross proceeds of approximately $2.6 million.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risk factors presented below amend and restate the risk factors previously disclosed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business Please reference our “Cautionary Note Regarding Forward-Looking Statements,” which identifies certain forward-looking statements contained in this report that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business

We are a clinical development stage biotechnology company and have never been profitable. We expect to incur additional losses in the future and may never be profitable.

We are a clinical development stage biotechnology company. We have not commercialized any product candidates or recognized any revenues from product sales. All of our product candidates are still in the preclinical or clinical development stage, and none has been approved for marketing or is being marketed or commercialized. Our product candidates will require significant additional development, clinical studies, regulatory clearances and additional investment before they can be commercialized. We cannot be certain when or if any of our product candidates will obtain the required regulatory approval.

We have never been profitable or generated positive cash flow from operations. We have incurred losses since inception, principally as a result of research and development and general administrative expenses in support of our operations. We have incurred net losses each year since our inception, including net losses of $16.7 million for the six months ended June 30, 2015, and $10.5 million for the six months ended June 30, 2014. As of June 30, 2015, we had an accumulated deficit of $118.6 million. We may incur significant additional losses as we continue to focus our resources on prioritizing, selecting and advancing our product candidates. Our ability to generate revenue and achieve profitability depends mainly upon our ability, alone or with others, to successfully develop our product candidates, obtain the required regulatory approvals in various territories and commercialize our product candidates. We may be unable to achieve any or all of these goals with regard to our product candidates. As a result, we may never be profitable or achieve significant and/or sustained revenues.

All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products.

In general, our research and development programs are in development stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize inhaled therapeutic treatment for chronic obstructive pulmonary disease and cystic fibrosis and other iSPERSE-based product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to drug discovery may not be effective or may not result in the development of any drug. Currently our development efforts are primarily focused on our lead anti-infective product candidate, PUR1900, and a bronchodilator therapy for chronic obstructive pulmonary disease, PUR0200. Even if PUR1900 or our other product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The drug may:

•	be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

•	fail to receive regulatory approval on a timely basis or at all;

•	be difficult to manufacture on a large scale;

•	be uneconomical;

•	not be prescribed by doctors or accepted by patients;

•	fail to receive a sufficient level of reimbursement from government or third-party payors; or

•	infringe on intellectual property rights of another party.

If our delivery platform technologies or product development efforts fail to generate product candidates that lead to the successful development and commercialization of products, our business and financial condition will be materially adversely affected.

Drug development is a long, expensive and inherently uncertain process with a high risk of failure at every stage of development, and results of earlier studies and trials may not be predictive of future trial results.

We have a number of proprietary drug candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us several years to complete clinical trials. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes, or financial constraints of us and our partners.

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our dry powder delivery platform, iSPERSE™, including PUR1900, PUR0200, PUR1500 and other iSPERSE-based drug candidates currently in discovery research or preclinical development. The failure of one or more of our iSPERSE-based drug candidates could have a material adverse effect on our business, financial condition and results of operations.

In addition, the results of preclinical studies and clinical trials of previously published iSPERSE-based products may not necessarily be indicative of the results of our future clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of inhaled drugs used historically in the industry and if those assumptions are incorrect, the trials may not produce statistically significant results. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical trials. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if, or when, we may have an approved product for commercialization or whether we will ever achieve sales or profits of our product candidates we may pursue in the future.

We may not be able to attract, retain, or manage highly qualified personnel, which could adversely impact our business.

Our future success and ability to compete in the biotechnology industry is substantially dependent on our ability to identify, attract, and retain highly qualified key managerial, scientific, medical, and operations personnel. The market for key employees in the pharmaceutical and biotechnology industries can be competitive. The loss of the services of any of our principal members of management or key employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

The scientific, research and development personnel upon whom we rely to operate our business have expertise in certain aspects of drug development and clinical development, and it may be difficult to retain or replace these individuals. We conduct our operations at our facilities in Lexington, Massachusetts, within the greater Boston area, and this region is headquarters to many other biotechnology, pharmaceutical, and medical technology companies, as well as many academic and research institutions, and, therefore, we face increased competition for technical and managerial personnel in this region.

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

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us at any time. Although we have written employment offer letter agreements with our executive officers, these employment agreements provide for at-will employment, which means that our executive officers can leave their employment at any time, for any reason, with or without cause and with or without notice. The loss of the services of any of our executive officers or our other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change.

The pharmaceutical and biotechnology industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address the indications for which we are currently developing therapeutic candidates or for which we may develop product candidates in the future.

Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, production, and sales and marketing resources than we do and have a greater depth and number of experienced managers. As a result, our competitors may be better equipped than us to develop, manufacture, market and sell competing products. In addition, gaining favorable reimbursement is critical to the success of our product candidates. We are aware of many established pharmaceutical companies in the United States and other parts of the world that have or are developing technologies for inhaled drug delivery for the prevention and treatment of respiratory diseases, including Savara Pharmaceuticals, Cardeas Pharma Corp., SkyePharma PLC and Respira Therapeutics Inc., which we consider our potential competitors in this regard. If we are unable to compete successfully with these and other potential future competitors, we may be unable to grow or generate revenue.

The rapid rate of scientific discoveries and technological changes could result in one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our iSPERSE™ delivery technology and other product candidates less competitive, uneconomical or obsolete. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to our drug candidates. Our future success will depend not only on our ability to develop our product candidates but to improve them and keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the areas of respiratory diseases. These institutions are becoming increasingly aware of the commercial value of their findings and are more active in seeking patent and other proprietary rights as well as licensing revenues.

The potential acceptance of therapeutics that are alternatives to ours may limit market acceptance of our product candidates, even if commercialized. Respiratory diseases, including our targeted diseases and conditions, can also be treated by other medication or drug delivery technologies. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our product candidates to receive widespread acceptance if commercialized.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of our control.

We rely on third party contract vendors to manufacture and supply us with high quality active pharmaceutical ingredients and manufacture our therapeutic candidates in the quantities we require on a timely basis.

We currently do not manufacture any active pharmaceutical ingredients (“APIs”). Instead, we rely on third-party vendors for the manufacture and supply of our APIs that are used to formulate our therapeutic candidates. We also do not currently own or operate manufacturing facilities and therefore rely, and expect to continue to rely, on third parties to manufacture clinical and commercial quantities of our therapeutic candidates and for quality assurance related to regulatory compliance. There are many potential API suppliers in the market, however, if these suppliers or manufacturers are incapable or unwilling to meet our current or future needs at our standards or on acceptable terms, if at all, we may be unable to locate alternative suppliers or manufacturers on acceptable terms, if at all, or produce necessary materials or components on our own.

While there may be several alternative suppliers of API in the market, changing API suppliers or finding and qualifying new API suppliers can be costly and take a significant amount of time. Many APIs require significant lead time to manufacture. There can also be challenges in maintaining similar quality or technical standards from one manufacturing batch to the next. For PUR0200, we place purchase orders with a single supplier to supply the API, and we could experience a delay in conducting clinical trials of PUR0200 or obtaining regulatory approval for PUR0200 and incur additional costs. Similarly, while there may be many third party manufactures in the market, if for some reason our manufacturers do not perform as agreed or expected, we may be required to replace them, which could cause us to incur added costs and delays in identifying, engaging, qualifying and training any such replacements.

If we are not able to find stable, affordable, high quality, or reliable supplies of the APIs, or if we are unable to maintain our existing or future third party manufacturing arrangements, we may not be able to produce enough supplies of our therapeutic candidates or commercialize any therapeutic candidates on a timely and competitive basis, which could adversely affect our business, financial condition or results of operations.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause our investors to lose some or all of their investment.

There can be no assurance that diligence conducted in connection with the Merger revealed all material issues that may be present or that factors outside of our control will not later arise. As a result, we may be forced to later write-down or write-off assets relating to RUT58-60 resulting in losses. Even if due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about our securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all.

We may not receive an appropriate price in a future sale or assignment of our rights related to our current drug candidates.

We may seek to sell or assign our rights related to our current drug candidates. If completed, any such sale or assignment may be at a substantial discount, the consideration received may not accurately represent the value of the assets sold or assigned and our stockholders may not be entitled to participate in the future prospects of such drug candidates.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. financial markets and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, our third party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

Risks Related to Regulatory Matters

Our product candidates must undergo rigorous nonclinical and clinical testing, and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products. We cannot be certain that any of our current and future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.

Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of our product candidates. We currently have no products approved for sale, and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable regulatory authorities in other countries, with regulations differing from country to country. The FDA regulations and the regulations of comparable foreign regulatory authorities are wide-ranging and govern, among other things:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage and shipping;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. We cannot predict whether our current or future trials and studies will adequately demonstrate the safety and efficacy of any of our product candidates or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials it has conducted to date, including the Phase I clinical trials for PUR0200. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application from the FDA. Obtaining approval of a New Drug Application is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is never guaranteed. We cannot be certain that any of our submissions will be accepted for filing and review by the FDA.

The requirements governing the conduct of clinical trials and manufacturing and marketing of our product candidates outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes include essentially all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices of the products. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries, or vice versa. In addition, changes in regulatory policy in the United States or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.

If we are unable to obtain approval from the FDA or other regulatory agencies for our product candidates, or if, subsequent to approval, we are unable to successfully market and commercialize our product candidates, we will not be able to generate sufficient revenue to become profitable.

We have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies, if at all.

As a company, we have no experience as a company in late-stage regulatory filings, such as preparing and submitting New Drug Applications, which may place us at risk of delays, overspending and human resources inefficiencies. Any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intends to sell our product candidates if and after we are approved. If we fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, our value and operating results will be adversely affected. Additionally, if we are unable to generate revenue from sales of our product candidates, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert management’s attention from the operation of our business and damage our reputation. We expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty, higher expenses and increase insurance costs.

We and our third-party manufacturers are, and will be, subject to regulations of the FDA and other foreign regulatory authorities.

We and our contract manufacturers are, and will be, required to adhere to laws, regulations and guidelines of the FDA or other foreign regulatory authorities setting forth current good manufacturing practices. These laws, regulations and guidelines cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our therapeutic candidates. We and our third-party manufacturers may not be able to comply with applicable laws, regulations and guidelines. We and our contract manufacturers are and will be subject to unannounced inspections by the FDA, state regulators and similar foreign regulatory authorities outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable laws, regulations and guidelines could result in the imposition of sanctions on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our therapeutic candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect regulatory approval and supplies of our therapeutic candidates, and materially and adversely affect our business, financial condition and results of operations.

Even if we obtain regulatory approvals, our therapeutic candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign laws, regulations and guidelines, we could lose those approvals, and our business would be seriously harmed.

Even if our therapeutic candidates receive regulatory approval, we or our commercialization partners, as applicable, will be subject to ongoing reporting obligations, including pharmacovigilance, and the therapeutic candidates and the manufacturing operations will be subject to continuing regulatory review, including inspections by the FDA or other foreign regulatory authorities. The results of this ongoing review may result in the withdrawal of a therapeutic candidate from the market, the interruption of the manufacturing operations and/or the imposition of labeling and/or marketing limitations. Since many more patients are exposed to drugs following their marketing approval, serious but infrequent adverse reactions that were not observed in clinical trials may be observed during the commercial marketing of the therapeutic candidate. In addition, the manufacturer and the manufacturing facilities that we or our commercialization partners use to produce any therapeutic candidate will be subject to periodic review and inspection by the FDA and other foreign regulatory authorities. Later discovery of previously unknown problems with any therapeutic candidate, manufacturer or manufacturing process, or failure to comply with rules and regulatory requirements, may result in actions, including but not limited to the following:

•	restrictions on such therapeutic candidate, manufacturer or manufacturing process;

•	warning letters from the FDA or other foreign regulatory authorities;

•	withdrawal of the therapeutic candidate from the market;

•	suspension or withdrawal of regulatory approvals;

•	refusal to approve pending applications or supplements to approved applications submitted by us or our commercial partners;

•	voluntary or mandatory recall;

•	fines;

•	refusal to permit the import or export of our therapeutic candidates;

•	product seizure or detentions;

•	injunctions or the imposition of civil or criminal penalties; or

•	adverse publicity.

If we or our commercialization partners, suppliers, third party contractors or clinical investigators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or the adoption of new regulatory requirements or policies, we or our commercialization partners may lose marketing approval for any of our therapeutic candidates if any of our therapeutic candidates are approved, resulting in decreased or lost revenue from milestones, product sales or royalties.

Risks Related to Our Financial Position and Need for Additional Capital

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that our expenses will increase substantially as we advance PUR1900 into Phase I/Ib trials and PUR0200 into further clinical trials in Europe and initiate U.S. clinical trials and pursue development of other iSPERSE-based product candidates and/or pursue development of iSPERSE-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations into mid-2017. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of June 30, 2015, we had an accumulated deficit of $118.6 million, which may raise concerns about our solvency and affect our ability to raise additional capital.

The amount of additional funds we need will depend on a number of factors, including:

•	rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions we are able to establish;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our degree of success in commercializing any of our product candidates;

•	the emergence of competing technologies and products and other adverse market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses; and

•	the costs of discontinuing projects and technologies.

We have raised capital in the past primarily through debt and private placements of our redeemable convertible preferred stock. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset based borrowings. There can be no assurances, however, that we will be able to raise additional capital through such an offering on acceptable terms, or at all. Issuances of additional debt or equity securities could impact the rights of the holders of Company Common Stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all.

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including PUR1900 development activities, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. If we are or become insolvent, investors in our stock may lose the entire value of their investment.

Our long-term capital requirements are subject to numerous risks.

Our long-term capital requirements are expected to depend on many potential factors, including, among others:

•	the number of product candidates in development;

•	the regulatory clarity and path of each of our product candidates;

•	the progress, success and cost of our clinical trials and research and development programs, including manufacturing;

•	the costs, timing and outcome of regulatory review and obtaining regulatory clarity and approval of our product candidates and addressing regulatory and other issues that may arise post-approval;

•	the costs of enforcing our issued patents and defending intellectual property-related claims;

•	the costs of manufacturing, developing sales, marketing and distribution channels;

•	our ability to successfully commercialize our product candidates, including securing commercialization agreements with third parties and favorable pricing and market share; and

•	our consumption of available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated.

Risks Related to Our Intellectual Property

We may be unable to adequately protect or enforce our rights to intellectual property, causing us to lose valuable rights. Loss of patent rights may lead us to lose market share and anticipated profits.

Our success, competitive position and future revenues depend, in part, on our ability to obtain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes.

We try to protect our proprietary position by, among other things, filing U.S., European and other patent applications related to our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

Because the patent position of pharmaceutical companies involves complex legal and factual questions, we cannot predict the validity and enforceability of patents with certainty. Our issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties or could be circumvented. Our competitors may also independently develop inhaled drug delivery technologies or products similar to iSPERSE™ and iSPERSE-based product candidates or design around or otherwise circumvent patents issued to us. Thus, any patents that we own may not provide any protection against competitors. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in patents being issued. Even if these patents are issued, they may not provide us with proprietary protection or competitive advantages. The degree of future protection to be afforded by our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

Patent rights are territorial, and accordingly, the patent protection we do have will only extend to those countries in which we have issued patents. Even so, the laws of certain countries do not protect our intellectual property rights to the same extent as do the laws of the United States and the European Union. Competitors may successfully challenge our patents, produce similar drugs or products that do not infringe our patents, or produce drugs in countries where we have not applied for patent protection or that do not respect our patents. Furthermore, it is not possible to know the scope of claims that will be allowed in published applications and it is also not possible to know which claims of granted patents, if any, will be deemed enforceable in a court of law.

After the completion of prosecution and granting of our patents, third parties may still manufacture and/or market therapeutic candidates in infringement of our patent protected rights. Such manufacture and/or market of our product candidates in infringement of our patent protected rights is likely to cause us damage and lead to a reduction in the prices of our product candidates, thereby reducing our anticipated profits.

In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our therapeutic candidates, any patents that protect our product candidate may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us. Following patent expiration, we may face increased competition through the entry of generic products into the market and a subsequent decline in market share and profits.

In addition, in some cases we may rely on our licensors to conduct patent prosecution, patent maintenance or patent defense on our behalf. Therefore, our ability to ensure that these patents are properly prosecuted, maintained, or defended may be limited, which may adversely affect our rights in our therapeutic products. Any failure by our licensors or development partners to properly conduct patent prosecution, patent maintenance or patent defense could harm our ability to obtain approval or to commercialize our products, thereby reducing our anticipated profits.

If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us.

In addition to filing patents, we generally try to protect our trade secrets, know-how and technology by entering into confidentiality or non-disclosure agreements with parties that have access to us, such as our development and/or commercialization partners, employees, contractors and consultants. We also enter into agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees, advisors, research collaborators, contractors and consultants while employed or engaged by us. However, these agreements can be difficult and costly to enforce or may not provide adequate remedies. Any of these parties may breach the confidentiality agreements and willfully or unintentionally disclose our confidential information, or our competitors might learn of the information in some other way. The disclosure to, or independent development by, a competitor of any trade secret, know-how or other technology not protected by a patent could materially adversely affect any competitive advantage we may have over any such competitor.

To the extent that any of our employees, advisors, research collaborators, contractors or consultants independently develop, or use independently developed, intellectual property in connection with any of our products, disputes may arise as to the proprietary rights to this type of information. If a dispute arises with respect to any proprietary right, enforcement of our rights can be costly and unpredictable and a court may determine that the right belongs to a third party.

Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could prevent us from developing or commercializing our product candidates.

The development, manufacture, use, offer for sale, sale or importation of our product candidates may infringe on the claims of third-party patents or other intellectual property rights. The nature of claims contained in unpublished patent filings around the world is unknown to us, and it is not possible to know which countries patent holders may choose for the extension of their filings under the Patent Cooperation Treaty, or other mechanisms. We may also be subject to claims based on the actions of employees and consultants with respect to the usage or disclosure of intellectual property learned at other employers. The cost to us of any intellectual property litigation or other infringement proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation or defense of intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time. Consequently, we are unable to guarantee that we will be able to manufacture, use, offer for sale, sell or import our therapeutic candidates in the event of an infringement action.

In the event of patent infringement claims, or to avoid potential claims, we may choose or be required to seek a license from a third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could potentially limit our competitive advantage. Ultimately, we could be prevented from commercializing a product candidate or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement or other claims, we are unable to enter into licenses on acceptable terms. This inability to enter into licenses could harm our business significantly.

We may be subject to other patent-related litigation or proceedings that could be costly to defend and uncertain in their outcome.

In addition to infringement claims against us, we may in the future become a party to other patent litigation or proceedings before regulatory agencies, including interference, re-examination Inter Partes review, or post grant review proceedings filed with the U.S. Patent and Trademark Office or opposition proceedings in other foreign patent offices regarding intellectual property rights with respect to our therapeutic candidates, as well as other disputes regarding intellectual property rights with development and/or commercialization partners, or others with whom we have contractual or other business relationships. Post-issuance oppositions are not uncommon and we or our development and/or commercialization partners will be required to defend these opposition procedures as a matter of course. Opposition procedures may be costly, and there is a risk that we may not prevail, which could harm our business significantly.

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

If we materially breach or default under our License and Supply Agreement and Side Letter Agreement with Oculus, Oculus will have the right to terminate the agreement and we could lose critical license rights, which could harm our business, financial position or results of operations.

Prior to the Merger, we entered into a License and Supply Agreement with Oculus, which provides us with certain exclusive patent rights for a specified field and territory, including licensed rights under certain U.S. patents and U.S. patent applications as well as licensed rights under certain foreign patents and patent applications owned by Oculus. These rights were material to our business prior to the Merger. The License and Supply Agreement requires us to use commercially reasonable efforts to satisfy certain development milestones and other obligations with regard to the development and commercialization of RUT58-60 in order for us to maintain the license.

In connection with the Merger, on March 13, 2015, we entered into a side letter with Oculus (the “Oculus Side Letter Agreement”), pursuant to which, among other things, Oculus agreed, from the effective date of the Merger, to (i) waive our obligations to use commercially reasonable efforts to develop and commercialize products licensed from Oculus under the outstanding License and Supply Agreement until June 15, 2016 from claims and liabilities arising under the License and Supply Agreement, the separation agreement and the shared services agreement, each between Oculus and us, in favor of us and (ii) permit us to run a sale process for our pre-Merger business, including any products licensed from Oculus, and to assign or delegate all of our surviving rights under the License and Supply Agreement, subject to certain consent rights of Oculus with respect to the identity of the proposed purchaser. Pursuant to the Oculus Side Letter Agreement, in the event of a sale of our pre-Merger business with a minimum aggregate purchase price of $1 million, Oculus will have a right of first refusal to acquire the pre-Merger business on exactly the same terms, and in the event that Oculus does not exercise its right of first refusal and the aggregate purchase price exceeds $10 million, Oculus will receive 10% of the gross consideration from the sale of our pre-Merger business.

Pursuant to the Oculus Side Letter Agreement, we may seek to liquidate our intellectual property rights or to partner with one or more third parties in order to develop our pre-Merger business, although there can be no assurance that we will be able to do so. Even if completed, any such sale or assignment may be at a substantial discount, the consideration received may not accurately represent the value of the assets sold or assigned and our stockholders may not be able to participate in the future prospects of the related drug candidates. If we are unable to sell or assign these rights within the waiver period, we will have an obligation to continue development of the pre-Merger business pursuant to the terms of the License and Supply Agreement or risk forfeiture of our licenses to Oculus. In addition, if we develop our pre-Merger business through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

The value of the intellectual property rights licensed from Oculus also depends in part on our ability and the ability of Oculus, the licensor of intellectual property rights relating to RUT58-60, to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

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

Risks Related to Company Common Stock

The trading market in Company Common Stock has been extremely limited.

Since our initial listing on the NASDAQ Capital Market on March 21, 2014, the trading market in Company Common Stock has been extremely limited. The quotation of Company Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for Company Common Stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell Company Common Stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for Company Common Stock may be limited and such lack of visibility may have a depressive effect on the market price for Company Common Stock. As of July 31, 2015, approximately 58% of our outstanding shares of Company Common Stock was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates, which adversely affects the liquidity of the trading market for Company Common Stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of Company Common Stock, there will be limited trading volume in Company Common Stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

The price of Company Common Stock may fluctuate substantially.

The market price of Company Common Stock may fluctuate as a result of, among other factors:

•	the announcement of new products, new developments, services or technological innovations by us or our competitors;

•	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

•	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the economic performance or market valuations of other biotechnology and pharmaceutical companies;

•	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;

•	purchase or sale of Company Common Stock by stockholders, including executives and directors;

•	volatility and limitations in trading volumes of Company Common Stock;

•	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

•	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned pre-clinical and clinical trials;

•	ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

•	failures to meet external expectations or management guidance;

•	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of Company Common Stock by stockholders;

•	our cash position;

•	announcements and events surrounding financing efforts, including debt and equity securities;

•	our inability to enter into new markets or develop new products;

•	reputational issues;

•	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

•	departures and additions of key personnel;

•	disputes and litigation related to intellectual property rights, proprietary rights, and contractual obligations;

•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

•	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of Company Common Stock could fluctuate or decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses that we did not incur as a privately held company and are not fully reflected in our results of operations. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places demands on management’s time and attention.

In the foreseeable future, we do not intend to pay cash dividends on shares of Company Common Stock so any returns will be limited to the value of our shares.

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

We are an “emerging growth company,” as defined in the JOBS Act, and it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards.

In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find the Company Common Stock less attractive as a result, there may be a less active trading market for the Company Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until it is no longer an “emerging growth company.” We could remain an “emerging growth company” until the earliest to occur of earliest of (i) the last day of the fiscal year in which it has total annual gross revenues of $1 billion or more; (ii) March 31, 2019; (iii) the date on which it has issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the SEC.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. This risk is especially relevant due to our dependence on positive clinical trial outcomes and regulatory approvals. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of Company Common Stock.

In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, the Company Common Stock may be delisted, which could affect our market price and liquidity.

The Company Common Stock is listed on The NASDAQ Capital Market. For continued listing on The NASDAQ Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, the Company Common Stock may be delisted. If we are unable to list on The NASDAQ Stock Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of Company Common Stock. If our securities are delisted from trading on The NASDAQ Stock Market, and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that Company Common Stock is a “penny stock,” which would require brokers trading in Company Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

We may issue additional equity securities in the future, or shares of Company Common Stock could be released from escrow, either of which may result in dilution to existing investors.

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent we raise additional capital by issuing equity securities, including in a debt financing where we issue convertible notes or notes with warrants and any shares of Company Common Stock to be issued in a private placement, our stockholders may experience substantial dilution. We may, from time to time, sell additional equity securities in one or more transactions at prices and in a manner we determine. If we sell additional equity securities, existing stockholders may be materially diluted. In addition, new investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion.

The Merger Agreement required us to issue 2,340,000 shares of Company Common Stock (the “Indemnification Shares”) to be held in escrow to secure the post-closing indemnification rights of the pre-Merger stockholders of the companies formerly known as Ruthigen, Inc. and Pulmatrix Inc. The Indemnification Shares will be held for a period of twelve months after the closing of the Merger, during which the parties may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, and the issuance of Indemnification Shares will be the sole remedy in the event of such breach or noncompliance. At the end of the twelve-month period following the closing of the Merger, the Indemnification Shares will be released to us and returned to our treasury, less any shares previously distributed in satisfaction of, or reserved with respect to, indemnification claims. To the extent any Indemnification Shares are issued to pre-Merger stockholders, the ownership stake and voting power of our other holders would be diluted.

In addition, in our initial public offering, we issued an aggregate of 1,219,000 Series A Warrants, all of which are outstanding as of July 31, 2015. Each of our Series A Warrants is exercisable for one share of Company Common Stock and one Series B Warrant to purchase one share of Company Common Stock. Accordingly, we have reserved 2,438,000 shares of Company Common Stock for issuance upon exercise of our Series A Warrants and Series B Warrants. If the holders of our Series A Warrants exercise their warrants, our existing stockholders will experience ownership dilution at the time they exercise their Series A Warrants. Similarly, if those who exercised their Series A Warrants also exercise the Series B Warrants they receive upon exercise of the Series A Warrants, our existing stockholders will experience further ownership dilution at the time they exercise their Series B Warrants. The Series A Warrants and Series B Warrants contain price adjustment provisions, which have caused and may cause in the future the exercise prices to be reduced relative to the initial exercise prices of 100% and 125% of the initial public offering price per unit, respectively, if we complete equity sales at discounts to the then-market price and below the initial exercise price of the warrants.

In addition, our 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”) provides for the grant of up to 2,713,261 shares of Company Common Stock as of July 31, 2015, 856,818 shares remained available to be awarded under the Incentive Plan. Further an aggregate of 2,318,450 shares of Company Common Stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans assumed in the Merger. Furthermore, we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, and our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares are authorized for issuance under the plan each year.

The concentration of the capital stock ownership with our insiders will likely limit the ability of other stockholders to influence corporate matters.

As of July 31, 2015, approximately 58% of our outstanding shares of Company Common Stock was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates. As a result, these stockholders, acting together, have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our board of directors and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders.

We will be subject to the anti-takeover provisions of Delaware law, including Section 203. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three (3) years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning fifteen percent (15%) or more of our outstanding voting stock or an affiliate that owned fifteen percent (15%) or more of our outstanding voting stock during the past three (3) years, subject to certain exceptions as described in Section 203 of the DGCL.

Protective provisions in our charter and bylaws could prevent a takeover which could harm our stockholders.

Our certificate of incorporation and bylaws contain a number of provisions that could impede a takeover or prevent us from being acquired, including, but not limited to, a classified board of directors and limitations on the ability of our stockholders to remove a director from office without cause. Each of these charter and bylaw provisions give our board of directors the ability to render more difficult or costly the completion of a takeover transaction that our stockholders might view as being in their best interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

As of June 30, 2015, approximately $12.3 million of the $17.0 million of net proceeds from Ruthigen’s initial public offering (the “IPO”) had been used. Our expected use of the net proceeds from the IPO as described in Ruthigen’s final prospectus dated March 21, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 21, 2014, has been modified as described in Ruthigen’s Registration Statement on Form S-4 filed with the SEC on April 15, 2015, as amended and supplemented (the “Form S-4”). We expect to use the proceeds from the IPO in connection with our ongoing activities, as we:

•	initiate and expand clinical trials for PUR1900 for CF and in immunocompromised at risk patients;

•	seek regulatory approval for our product candidates;

•	hire personnel to support our product development, commercialization and administrative efforts; and

•	advance the research and development related activities for inhaled therapeutic products in our pipeline.

We have broad discretion in the use of the net proceeds from the IPO. We may find it necessary or advisable to use the net proceeds from this offering for other purposes than those described in the Form S-4.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 14, 2015	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated March 13, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and Ruthigen Merger Corp. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

3.1*	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015.

3.2*	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015.

4.1*	Securities Escrow Agreement, dated June 12, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and VStock Transfer, LLC, as Escrow Agent.

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2015).

10.2	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Robert W. Clarke, Ph.D. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015).

10.3	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and David L. Hava, Ph.D. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015).

10.4*	Executive Employment Agreement, dated June 24, 2015, by and between Pulmatrix, Inc. and William Duke, Jr.

10.5	Loan and Security Agreement, dated June 11, 2015, by and among Pulmatrix Operating Company, Inc., Hercules Technology Growth Capital, Inc. and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015)

10.6	Joinder Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015)

10.7	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015)

10.8*	Form of Warrant entered in Pulmatrix Operating Private Placement, dated June 15, 2015.

10.9	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014(unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015(unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014(unaudited), and (v) Notes to Condensed Consolidated Financial Statements(unaudited).

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.