Form 10-Q
period 2015-09-30
Pulmatrix, Inc.
filed 2015-11-12
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 14,516,010 shares of common stock outstanding excluding 180,090 shares of common stock deliverable on a delayed basis pursuant to restricted stock units that have vested.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.	4

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	5

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2015 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	47

Item 4. Controls and Procedures.	47

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	67

Item 3. Defaults Upon Senior Securities.	67

Item 4. Mine Safety Disclosures.	67

Item 5. Other Information.	67

Item 6. Exhibits.	67

SIGNATURES	68

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 of Pulmatrix, Inc., which was formerly known as Ruthigen, Inc., prior to the consummation on June 15, 2015 of the merger described below.

On June 15, 2015, pursuant to the previously announced Agreement and Plan of Merger, dated March 13, 2015 (the “Merger Agreement”), by and among Pulmatrix, Inc., a Delaware corporation previously known as Ruthigen, Inc. (the “Company”), Ruthigen Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Pulmatrix Operating Company, a Delaware corporation previously known as Pulmatrix Inc. (“Pulmatrix Operating”), Merger Sub was merged with and into Pulmatrix Operating, with Pulmatrix Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger (the “Effective Time”), without any action on the part of any stockholder, each issued and outstanding share of Pulmatrix Operating’s common stock, par value $0.01 per share (the “Pulmatrix Operating Common Stock”), was converted into the right to receive 0.148187124066461 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-2.5 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). Following the Merger, former Pulmatrix Inc. equity holders owned approximately 81.7% of the Company’s outstanding shares of Company Common Stock, and former Ruthigen, Inc. equity holders, including those who purchased shares of the Company in a private placement that the Company closed prior to the Merger, owned approximately 18.3% of the Company’s outstanding shares of Company Common Stock, in each case excluding shares of Company Common Stock held in escrow to secure indemnification obligations under the Merger Agreement.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating being treated as the accounting acquirer of Pulmatrix. As such, the historical financial statements of Pulmatrix Operating will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the nine months ended September 30, 2015 presented in this Form 10-Q reflect the operations of Pulmatrix Operating for the period January 1, 2015 through June 15, 2015, and the operations of post-combination Company for the period of June 16, 2015 through September 30, 2015. The results of the Company for the three and nine months ended September 30, 2015 are compared to the financial results for Pulmatrix Operating for the three and nine months ended September 30, 2014. Pulmatrix’s third quarter ended September 30, 2015 reflects a full quarter of combined entity operating results.

See Notes 1, 2 and 5 of the notes to the condensed consolidated financial statements for additional information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At September 30, 2015	At December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,026	$451
Prepaid expenses and other current assets	1,333	380

Total current assets	23,359	831
Property and equipment, net	558	470
Long-term restricted cash	253	250
Intangible assets	7,534	—
Goodwill	15,942	—
Other assets	18	—

Total assets	$47,664	$1,551

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Convertible notes payable to stockholders, net of discount	$—	$39,703
Loan payable, net of debt discount	413	—
Accounts payable	927	216
Accrued expenses	1,135	3,544

Total current liabilities	2,475	43,463
Loan payable, net of current portion and debt discount	6,313	—
Derivative liability	11	—
Preferred stock warrant liability	—	1,309
Deferred tax liability	2,959	—

Total liabilities	11,758	44,772

Commitments (Note 15)
Redeemable convertible preferred stock, $0.0001 par value — authorized 500,000 shares and 209,297,265 shares at September 30, 2015 and December 31, 2014, respectively
Series B redeemable convertible preferred stock, $0.01 par value — 0 shares and 180,980,200 shares designated at September 30, 2015 and December 31, 2014; 0 shares and 41,788,790 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (liquidation preference of $0 and $20,894 at September 30, 2015 and December 31, 2014)	—	20,894
Seed Redeemable Convertible Preferred Stock, $0.01 par value — 0 shares and 1,219,508 shares designated, issued and outstanding at September 30, 2015 and December 31, 2014, respectively (liquidation preference of $0 and $1,331 at September 30, 2015 and December 31, 2014)	—	1,331
Series A-4 Redeemable Convertible Preferred Stock, $0.01 par value — 0 shares and 1,307,190 shares designated, issued and outstanding at September 30, 2015 and December 31, 2014, respectively; (liquidation preference of $0 and $4,000 at September 30, 2015 and December 31, 2014)	—	4,000
Series B-1 Redeemable Convertible Preferred Stock, $0.01 par value — 0 shares and 18,687,554 shares designated, issued and outstanding at September 30, 2015 and December 31, 2014, respectively; (liquidation preference of $0 and $9,344 at September 30, 2015 and December 31, 2014)	—	9,344
Junior Seed Convertible Preferred Stock, $0.01 par value — 0 shares and 410,000 shares designated, issued and outstanding at September 30, 2015 and December 31, 2014, respectively; (liquidation preference of $0 and $820 at September 30, 2015 and December 31, 2014)	—	4
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value — 100,000,000 shares and 233,500,000 shares authorized at September 30, 2015 and December 31, 2014; 14,696,100 shares and 188,625 shares issued and outstanding, including vested restricted stock units of 180,090 and 0, at September 30, 2015 and December 31, 2014, respectively	1	—
Additional paid-in capital	159,472	23,142
Accumulated deficit	(123,567)	(101,936)

Total stockholders’ equity (deficit)	35,906	(78,794)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$47,664	$1,551

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$651	$30	$926	$38
Operating expenses
Research and development	2,193	1,929	4,721	5,420
General and administrative	3,119	695	14,929	2,071

Total operating expenses	5,312	2,624	19,650	7,491

Loss from operations	(4,661)	(2,594)	(18,724)	(7,453)
Interest expense	(220)	(7,885)	(731)	(14,754)
Loss on the conversion of convertible notes	—	—	(1,170)	—
Fair value adjustment of preferred stock warrant liability	—	(655)	1,309	620
Fair value adjustment of derivative liability	—	—	(2,291)	—
Other expense, net	(51)	—	(24)	(1)

Net loss	$(4,932)	$(11,134)	$(21,631)	$(21,588)

Net Loss Attributable to Common Stockholders	$(4,932)	$(11,147)	$(21,631)	$(21,627)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(59.60)	$(3.69)	$(115.78)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	14,654,427	187,044	5,860,758	186,792

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series B Redeemable Convertible Preferred Stock		Seed Redeemable Convertible Preferred Stock,		Series A-4 Redeemable Convertible Preferred Stock,		Series B-1 Redeemable Convertible Preferred Stock,		Junior Seed Convertible Preferred Stock,		Common Stock,		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — January 1, 2015	41,788,790	$20,894	1,219,508	$1,331	1,307,190	$4,000	18,687,554	$9,344	410,000	$4	188,625	$—	$23,142	$(101,936)	(78,794)
Conversion of preferred stock into common stock	(41,788,790)	(20,894)	(1,219,508)	(1,331)	(1,307,190)	(4,000)	(18,687,554)	(9,344)	(410,000)	(4)	4,155,539	—	35,573	—	35,573
Conversion of convertible notes into common stock	—	—	—	—	—	—	—	—	—	—	5,104,655	1	43,059	—	43,060
Conversion of 2015 Bridge notes into common stock	—	—	—	—	—	—	—	—	—	—	664,559	—	8,407	—	8,407
Issuance of common stock and warrants	—	—	—	—	—	—	—	—	—	—	1,454,553	—	10,000	—	10,000
Issuance of warrant with term loan	—	—	—	—	—	—	—	—	—	—	—	—	198	—	198
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	71,325	—	151	—	151
Stock issued for consulting services in connection with the Merger	—	—	—	—	—	—	—	—	—	—	335,844	—	4,248	—	4,248
Exchange of common stock in connection with the Merger	—	—	—	—	—	—	—	—	—	—	2,540,910	—	30,422	—	30,422
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	180,090	—	2,384	—	2,384
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,888	—	1,888
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,631)	(21,631)

Balance — September 30, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	14,696,100	$1	$159,472	$(123,567)	$35,906

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(21,631)	$(21,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	245
Stock-based compensation	4,272	195
Stock issued for consulting services in connection with the Merger	4,248	—
Non-cash rent expense	17	—
Non-cash interest expense	533	14,754
Fair value adjustment on preferred stock warrant liability	(1,309)	(620)
Fair value adjustment on derivative liability	2,291	—
Loss on conversion of convertible notes	1,170	—
Loss on disposal of property and equipment	10	59
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(801)	(31)
Accounts payable	709	(90)
Accrued expenses	821	(226)
Restricted cash	(3)	(27)

Net cash used in operating activities	(9,494)	(7,329)

Cash flows from investing activities:
Cash acquired from the merger transaction	9,671	—
Purchases of property and equipment	(120)	(218)

Net cash provided by (used in) investing activities	9,551	(218)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	10,000	—
Proceeds from exercise of stock options	151	—
Proceeds from issuance of convertible promissory notes	4,457	6,875
Proceeds from issuance of term loan	6,910	—

Net cash provided by financing activities	21,518	6,875

Net increase (decrease) in cash	21,575	(672)
Cash — beginning of period	451	1,425

Cash — end of period	$22,026	$753

Supplemental disclosures of noncash financing and investing activities:
Promissory note issuance proceeds allocated to beneficial conversion feature	$—	$(2,256)

Promissory note issuance proceeds allocated to preferred stock warrants	$—	$(306)

Conversion of convertible notes and accrued interest into common stock	$43,060	$—

Fair value of assets and liabilities acquired in the Merger:
Fair value of assets acquired in Merger	$23,772	$—

Fair value of liabilities assumed in Merger	$(3,022)	$—

Fair value of net assets acquired in the Merger	$20,750	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

(in thousands, except share and per share data)

1. Organization

On June 15, 2015 (the “Effective Time”), Pulmatrix Operating Company, Inc., a Delaware corporation previously known as Pulmatrix Inc. (“Pulmatrix Operating”), completed its merger with Ruthigen Merger Corp. (“Merger Sub”), a wholly owned subsidiary of Pulmatrix, Inc., a Delaware corporation previously known as Ruthigen, Inc. (“Ruthigen”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated March 13, 2015, by and among Pulmatrix Operating, Merger Sub and Pulmatrix, Inc. (the “Merger”).

Prior to the Merger, Ruthigen was a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Following the Merger, Pulmatrix, Inc. is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products intended to prevent and treat respiratory diseases and infections that have significant unmet medical needs. Pulmatrix Operating’s proprietary dry powder delivery platform, the iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. Pulmatrix, Inc. is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of rare or orphan respiratory diseases and infections, including chronic obstructive pulmonary disease, cystic fibrosis and idiopathic pulmonary fibrosis.

The term “Company” as used in these notes to the condensed consolidated financial statements refers to Pulmatrix Operating prior to the completion of the Merger and Pulmatrix, Inc. subsequent to the completion of the Merger.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2015.

Merger and Exchange Ratio

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating treated as the accounting acquirer of Ruthigen. The historical financial statements of Pulmatrix Operating have become the historical financial statements of the Company, or the combined company, and are included in this filing labeled Pulmatrix, Inc. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio and the common stock par value of $0.0001 per share. See Note 5, “Merger,” for additional discussion of the Merger and the exchange ratio.

Reverse Stock Split

On June 15, 2015, following the Effective Time, the Company effected a 1-for-2.5 reverse stock split (the “Reverse Stock Split”) of its outstanding common stock, par value $0.0001 per share (“Company Common Stock”). The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements, including the Merger exchange ratio (Note 5) applied to historical Pulmatrix Operating common stock and stock options unless otherwise noted, give retroactive effect to the Reverse Stock Split for all periods presented. The shares of Company Common Stock retained a par value of $0.0001 per share.

3. Correction of Previously Issued Financial Data

Due to an error in the calculation of the weighted average shares for each of the periods disclosed in the Form 10-Q for the quarterly period ended June 30, 2015, the reported net loss per share and weighted average shares were incorrect. The following tables set forth the effects of the corrected calculation for three and six months ended June 30, 2015 and June 30, 2014, respectively.

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	As Reported	As Corrected	As Reported	As Corrected
Net loss attributable to common stockholders	$(14,897)	$(14,897)	$(16,699)	$(16,699)

Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(5.77)	$(3.79)	$(12.00)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	5,608,429	2,580,144	4,401,087	1,391,048

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	As Reported	As Corrected	As Reported	As Corrected
Net loss attributable to common stockholders	$(6,954)	$(6,954)	$(10,481)	$(10,481)

Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(37.21)	$(3.33)	$(56.15)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	3,145,521	186,901	3,145,283	186,663

Due to an error in the calculation thereof, the reported potentially dilutive securities outstanding prior to the use of the treasury stock method relating to options to purchase common stock and convertible notes and accrued interest as of June 30, 3014 were incorrect. The following table sets forth the effects of the corrected calculation for June 30, 2014.

	As of June 30, 2014
	As Reported	As Corrected
Options to purchase common stock	832,184	832,226
Convertible notes and accrued interest (as converted to common stock)	327,505	5,525,341

After consideration of the quantitative and qualitative factors surrounding the errors and use of the impacted information, the Company determined the misstatements were not material to the financial statements included in the Form 10-Q for the quarterly period ended June 30, 2015.

4. Summary of Significant Accounting Policies

In the nine months ended September 30, 2015, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2015, except as noted below:

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company has determined that goodwill was not impaired as of September 30, 2015.

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

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the nine months ended September 30, 2015, the Company determined that there was no impairment of its IPR&D.

5. Merger

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

See Note 12, “Stock-Based Compensation,” for additional details regarding the accounting treatment for the equity awards of Pulmatrix Operating and Ruthigen.

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

The operating results of Ruthigen for the period from June 16, 2015 to September 30, 2015, including operating losses of $108 and $1,373 have been included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015, respectively.

The Company incurred a total of $6,863 in transaction costs in connection with the Merger, excluding Ruthigen transaction costs, which were included in general and administrative expense within the consolidated statements of operations for the nine months ended September 30, 2015. The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Ruthigen had occurred on January 1, 2014:

	Nine months ended September 30,
	2015	2014
Total revenues, net	$926	$38
Net loss	(14,557)	(29,195)

The above unaudited pro forma information was determined based on the historical GAAP results of the Company and Ruthigen. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2014. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Elimination of $9,956 of transaction costs for both the Company and Ruthigen from the nine months ended September 30, 2015, and inclusion of these transaction costs in the nine months ended September 30, 2014;

(2)	Elimination of $901 of stock-based compensation expense related to the acceleration of vesting of previously unvested Ruthigen awards in connection with the Merger from the nine months ended September 30, 2015;

(3)	Elimination of $995 of expense related to stay bonuses from the nine months ended September 30, 2015;

(4)	Elimination of $1,309 of other income and $2,291 of other expense related to the change in the fair values of liability-classified warrants and derivative instruments from the nine months ended September 30, 2015, respectively, and $1,275 of other income related to the change in the fair value of liability-classified warrants from the nine months ended September 30, 2014, as the Company’s outstanding preferred stock warrants and certain derivative instruments were extinguished in connection with the completion of the Merger;

(5)	Elimination of $1,170 loss on conversion of convertible notes from the nine months ended September 30, 2015, and inclusion of this loss in the nine months ended September 30, 2014, as the Company’s 2015 Bridge Notes (defined below) were automatically converted to equity upon completion of the Merger; and

(6)	Elimination of $477 and $6,868 of interest expense related to our convertible notes, including the 2015 Bridge Notes, from the nine months ended September 30, 2015 and 2014, respectively, as all of the Company’s outstanding convertible notes were automatically converted to equity in connection with the closing of the Merger.

6. Goodwill and IPR&D

The Company recognized $15,942 of goodwill in connection with the Merger as discussed in Note 5. As of September 30, 2015, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

The Company recognized $7,534 of IPR&D in connection with the Merger as discussed in Note 5. The acquired IPR&D consisted of RUT58-60, a proprietary formulation of HOC1 and Ruthigen’s lead drug candidate, which was designed to prevent and treat infection in invasive applications. The IPR&D will be classified as an intangible asset on the condensed consolidated balance sheet and until the project is completed, the assets will be accounted for as indefinite-lived intangible assets. As of September 30, 2015, there was no accumulated impairment losses associated with intangible assets.

7. Significant Agreements

Palladium Advisory Agreement

On February 8, 2015, the Company entered into an agreement with Palladium Capital Advisors, LLC (“Palladium”), whereby Palladium agreed to (i) act as the non-exclusive placement agent for the Bridge Loan financing that occurred on February 26, 2015 (Note 8) and (ii) serve as the Company’s non-exclusive advisor in connection with a merger. As consideration for Palladium’s services under the engagement agreement, the Company paid Palladium a commission on the proceeds received from the issuance of the 2015 Bridge Notes (Note 8) of approximately $315, and issued to Palladium 235,844 shares of the Company’s common stock. On June 16, 2015, the Company paid Palladium $1,080 in commissions, based on a percentage of the unencumbered cash acquired in the Merger (Note 5), a percentage of the amount borrowed under the term loan (Note 8) and a percentage of the cash proceeds raised by the Company in connection with the Merger. The Company recognized expense of $4,378 equal to the sum of the cash payments totaling $1,395 and the fair value of the common stock issued to Palladium of $2,983 within general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

Consulting Agreements

On June 15, 2015, Ruthigen entered into consulting agreements with three individuals for services relating to business development, strategic relationships and strategic planning. The agreements were contingent upon the completion of the Merger. The term of the agreements commenced upon the closing of the Merger and expire on August 31, 2016. On June 15, 2015, in connection with the closing of the Merger, the Company issued a total of 100,000 shares of unregistered restricted common stock to the three parties as consideration for services to be provided under the agreements as well as services previously provided. The shares are restricted and cannot be sold or transferred until the contract term has ended. Although the stock was issued as compensation for future services, under the terms of the agreements, the issuance of the stock was issued as non-refundable and without recourse. The Company recognized expense equal to the fair value of the common stock issued of $1,265 within general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

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

On June 9, 2015, the Company amended the MTA with Mylan. Under the amended terms of the MTA, the MTA terminates on June 30, 2016 or sooner upon 30 days’ written notice by either party. Additionally under the amended agreement the Company is eligible to receive up to $77 in expense reimbursement to cover the costs to manufacture materials that are transferred under the MTA. The Company recognized $39 of revenue in the condensed consolidated financial statements in connection with this agreement during the nine months ended September 30, 2015.

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

Under the terms of the Mylan Agreement, the Company agreed to conduct certain clinical trials related to the Product and is eligible to receive reimbursement of up to $1,500 for third-party out-of-pocket expenses directly related to trial expenses. As consideration for the funding received, the Company agreed to grant to Mylan an option to negotiate for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical company’s sales. The Company recognized $651 and $821 of revenue under the Mylan Agreement during the three and nine months ended September 30, 2015, respectively.

8. Debt

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

In connection with entering into the Merger Agreement (Note 5), the Company and the investors agreed that the Notes would cease to accrue interest as of December 31, 2014. The Company determined that the amendment to cease accrual of interest represented a modification to the Notes. The modification did not give rise to any adjustments to the classification or carrying amounts related to the Notes.

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

The provisions requiring the embedded interest rate reset upon an event of default, automatic conversion of the convertible promissory notes upon the Merger and the put option upon an event of default or failure to close the Merger each represent an embedded derivative instrument requiring bifurcation from the notes. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $1,547 was recorded as a derivative liability and as a discount to the 2015 Bridge Notes. The derivative liability was remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 13). The net debt discounts resulting from the embedded compound derivative and lender fees were being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company recorded a discount on the 2015 Bridge Notes of $1,547. Amortization of the discount totaled $0 and $386 for the three and nine months ended September 30, 2015, respectively.

On June 15, 2015, at the Effective Time, Pulmatrix Operating’s obligations under the 2015 Bridge Notes were assumed by Company, and immediately after the Effective Time, the 2015 Bridge Notes, including accrued and unpaid interest, were exchanged for an aggregate of 664,559 shares of Company Common Stock. The exchange of the 2015 Bridge Notes for shares of Company Common Stock resulted in the extinguishment of the embedded compound derivative. Following the exchange, the Company’s obligation to repay the 2015 Bridge Notes was satisfied. Immediately prior to the exchange, the Company recorded a loss of $2,692 for the increase in the estimated fair value of the derivatives. The Company recorded a loss upon the conversion of the 2015 Bridge Notes, including the extinguishment of the embedded compound derivative, of $1,170, equal to the difference between the fair value of the shares issued and the sum of the carrying amount of the 2015 Bridge

Notes, including accrued and unpaid interest, and the carrying amount of the compound derivatives at the time of the conversion. The Company incurred interest expense of $0 and $459 during the three and nine months ended September 30, 2015, respectively.

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

The Company may elect to prepay all, but not less than all, of the outstanding principal balance of the term loan, subject to a prepayment fee of 1% – 3%, depending on the date of repayment. Contingent on the occurrence of several events, including that the Company’s closing stock price exceed $11.73 per share for the seven days preceding a payment date, the Company may elect to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $1,000 by converting a portion of the principal into shares of the Company’s common stock at a price of $11.73 per share. Hercules may elect to receive payments in the Company Common Stock by requiring the Company to effect a conversion option whereby Hercules can elect to receive a principal installment payment in shares of the Company Common Stock based on a price of $11.73 per share, subject to an aggregate maximum principal amount of $1,000.

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through September 30, 2015 the contingency was not resolved.

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

On June 16, 2015, in connection with the LSA, the Company granted to Hercules a warrant to purchase 25,150 shares of the Company’s common stock at an exercise price of $8.35 per share. The warrants are exercisable in whole or in part any time prior to the expiration date of June 16, 2020. At any point prior to the expiration of the warrants, Hercules may elect to convert all or a portion of the warrants into Company Common Stock on a net basis. In the event the warrants are not fully exercised and the fair market value of one share of Company Common Stock is greater than the exercise price of the warrant, upon the expiration date any outstanding warrants will be automatically exercised for shares of Company Common Stock on a net basis.

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 13). The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $220 and $253 during the three and nine months ended September 30, 2015, respectively of which $170 and $198, respectively, was payable in cash.

The carrying amounts of the Company’s Notes, including the 5X conversion liability, and the Term Loan as of September 30, 2015 and December 31, 2014 were as follows:

	At September 30, 2015	At December 31, 2014
Outstanding principal:
Notes, including 5X Notes	$—	$29,088
Term Loan	7,000	—
5X conversion liability	—	10,633
Debt discount	(274)	(18)

Carrying amount	$6,726	$39,703

Debt discount activity during the nine months ended September 30, 2015 was as follows:

	Notes, including 5X Notes	2015 Bridge Notes	Term Loan	Total
Balance at December 31, 2014	$18	$—	$—	$18
Discount on debt issued during the period	—	1,547	300	1,847
Amortization of debt discount	(18)	(386)	(26)	(430)
Extinguishment upon conversion of debt	—	(1,161)	—	(1,161)

Balance at September 30, 2015	$—	$—	$274	$274

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2015	$—
2016	1,049
2017	2,701
2018	3,250

$7,000

Related to the accretion of the debt discount, the Company recognized interest expense of $20 and $430 during the three and nine months ended September 30, 2015, respectively, and $7,375 and $13,339 during the three and nine months ended September 30, 2014, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At September 30, 2015	At December 31, 2014
Accrued vacation	$70	$31
Accrued wages and incentive	432	60
Accrued interest payable	—	3,338
Accrued clinical & consulting	411	16
Accrued legal & patent	106	44
Accrued other expenses	116	55

Total accrued expenses	$1,135	$3,544

10. Redeemable Convertible Preferred Stock and Common Stock

Redeemable Convertible Preferred Stock consisted of the following at December 31, 2014:

	Shares				Common Stock Issuable upon Conversion
	Preferred Stock Designated	Issued and Outstanding	Liquidation Preference	Carrying Value
Series B	180,980,200	41,788,790	$20,894	$20,894	2,477,032
Seed	1,219,508	1,219,508	1,331	1,331	72,293
Series A-4	1,307,190	1,307,190	4,000	4,000	474,201
Series B-1	18,687,554	18,687,554	9,344	9,344	1,107,706
Junior Seed	410,000	410,000	820	4	24,307

	202,604,452	63,413,042	$36,389	$35,573	4,155,539

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

11. Warrants

Preferred Stock Warrants Issued with Notes Payable to Stockholders

Pulmatrix Operating issued warrants to purchase preferred stock in connection with the issuance of Notes to stockholders (Note 8) on various dates in 2011 through 2014 (the “Preferred Stock Warrants”). The number and type of shares issuable upon exercise of the warrants was variable based on the following: (a) upon the completion of a qualified financing, the warrants would be exercisable into a number of qualified financing shares determined by multiplying 0.25 by the quotient obtained by dividing the original principal amount of the Notes by the issuance price in the qualified financing or, (b) upon the completion of an optional conversion of the Notes into shares of Series B Preferred stock by the Note holders, the warrants would be exercisable into a number of shares of Series B Preferred stock determined by multiplying 0.25 by the quotient obtained by dividing the original principal amount of the Notes by $0.50 (subject to any adjustments for any stock splits, combinations, reclassifications, and the like). If the Preferred Stock Warrants had become exercisable into a number of qualified financing shares, the exercise price per share would have been the per share issuance price of the qualified financing shares. If the Preferred Stock Warrants had become exercisable into shares of Series B Preferred stock, the exercise price would have been $0.50 per share.

The Preferred Stock Warrants were exercisable at any time on or after the earlier of a qualified financing or an optional conversion of the Notes and expire 10 years from the date of issuance.

As described more fully in Note 8, the Company entered into a Note Conversion and Warrant Termination Agreement with the holders of the outstanding Notes, under the terms of which all of the Company’s outstanding Preferred Stock Warrants were terminated on June 15, 2015, immediately prior to the Effective Time. As of September 30, 2015, there were no outstanding Preferred Stock Warrants.

A rollforward of the Preferred Stock Warrants is as follows:

	Preferred Stock Warrants	Estimated Fair Value
Balance — December 31, 2014	14,544,247	$1,309
Decrease in estimated fair value of warrants	—	(1,309)
Cancellation and gain (loss) on extinguishment	(14,544,247)	—

Balance — September 30, 2015	—	$—

For the three and nine months ended September 30, 2015, the Company recorded other income of $0 and $1,309, respectively, and for the three and nine months ended September 30, 2014, the Company recorded other expense of $(655) and other income of $620, respectively, in each case related to the change in the fair value of the warrants classified as liabilities.

Common Stock Warrants Issued in Pulmatrix Operating Private Placement

As described in Note 10, at September 30, 2015, the Company had outstanding warrants to purchase 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share. The warrants were issued on June 15, 2015 immediately prior to the Effective Time in connection with the Pulmatrix Operating Private Placement.

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

Common Stock Warrants Issued with Term Loan

As described in Note 8, on June 11, 2015, Pulmatrix Operating entered into a LSA with Hercules for a Term Loan in the principal amount of $7,000. On June 16, 2015, in connection with the LSA, the Company granted to Hercules a warrant to purchase 25,150 shares of Company Common Stock (the “Hercules Warrants”) at an exercise price of $8.35 per share. The warrants are exercisable in whole or in part any time prior to the expiration date of June 16, 2020. In the event the warrants are not fully exercised and the fair market value of one share of Company Common Stock is greater than the exercise price of the warrant, upon the expiration date any outstanding warrants will be automatically exercised for shares of Company Common Stock on a net basis. A portion of the proceeds from the Term Loan were allocated to the warrants based on their grant date fair value. The value allocated to the warrants of $198 was classified within equity on Company’s condensed consolidated balance sheet, with a corresponding amount recorded as a discount to the debt. The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

Exercise price	$8.35
Fair value of underlying stock	$11.80
Expected volatility	72.52%
Contractual term	5 years
Risk-free interest rate	1.68%
Expected dividend yield	0%

Common Stock Warrant Issued for Consulting Services

On August 31, 2015, the Company issued a warrant to purchase 30,000 shares of Company Common Stock (the “MTS Warrants”) at an exercise price of $11.80 per share to MTS Health Partners, L.P. in exchange for consulting services. The warrant is exercisable in whole or in part any time prior to the expiration date of August 31, 2020. The Company recognized $211 of stock-based compensation expense at the time of issuance. The fair value of the warrant was determined using the Black-Scholes option pricing model, using the following assumptions:

Exercise price	$11.80
Fair value of underlying stock	$11.80
Expected volatility	72.0%
Contractual term	5 years
Risk-free interest rate	1.54%
Expected dividend yield	0%

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Warrants	Issue Date	Classification	Exercisable For	September 30, 2015	December 31, 2014
Preferred Stock Warrants	Various	Liability	Preferred Stock	—	14,544,247
Private Placement Warrants	June 15, 2015	Equity	Common Stock	3,190,030	—
Hercules Warrants	June 15, 2015	Equity	Common Stock	25,150	—
MTS Warrants	August 31, 2015	Equity	Common Stock	30,000	—

Warrants Assumed in Merger
Series A Warrants	March - May 2015	Equity	Common Stock	1,219,000	—
Representative’s Warrants	March 2015	Equity	Common Stock	37,100	—
Underwriter’s Warrant	March 2015	Equity	Common Stock	2,160	—

12. Stock-Based Compensation

The Company sponsors the Ruthigen, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, and immediately following the Effective Time, renamed the plan the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was amended and restated at the Effective Time to, among other things, (i) increase the number of shares of Company Common Stock authorized under the plan, (ii) comply with the requirements imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, and (iii) provide an increase in the number of shares of Company Common Stock available for issuance under the 2013 Plan’s “evergreen” provision. As of September 30, 2015, the 2013 Plan provides for the grant of up to 2,713,261 shares of Company Common Stock, of which 611,035 shares remained available for future grant at September 30, 2015.

At the Effective Time, the Company assumed Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). At the Effective Time, the Company terminated the Original 2013 Plan as to future awards. A total of 665,202 shares of Company Common Stock may be delivered under options outstanding as of September 30, 2015 under the Original 2013 Plan and the 2003 Plan, respectively, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

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

Options

During the first nine months of 2015, the Company granted options to purchase 1,266,172 shares of Company Common Stock to employees, options to purchase 117,779 shares of Company Common Stock to directors, and options to purchase 156,437 shares of Company Common Stock to advisors. The stock options granted vest either over time (the “Time Based Options”) or based on achievement of defined milestones. Time Based Options vest over either 36 or 48 months. Subject to the grantee’s continuous service with the Company, Time Based Options vest in one of the following ways: (i) 48 equal monthly installments beginning on the monthly anniversary of the Vesting Start Date (as defined in the grant agreement), (ii) 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the Vesting Start Date, or (iii) 25% at the one year anniversary of the Vesting Start Date and the remainder in 36 equal monthly installments beginning in the thirteenth month after the Vesting Start Date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	732,823	$2.08	6.73	$5,508
Granted	1,540,388	$11.51
Options assumed in Merger	24,400	$14.07
Exercised	(71,323)	$2.12
Forfeited or expired	(2,018)	$2.12

Outstanding — September 30, 2015	2,224,270	$8.75	8.65	$1,875
Exercisable — September 30, 2015	813,167	$4.61	6.95	$1,706
Vested and expected to vest — September 30, 2015	2,094,163	$8.66	8.60	$1,825

The estimated fair values of employee stock options granted during the nine months ended September 30, 2015 and 2014, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected option life (years)	6.22	5.96	6.22	5.96
Risk-free interest rate	1.94%	1.78%	1.79% -2.12%	1.54% -1.78%
Expected volatility	77.0%	134%	76.0% -132.0%	131% -134%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2015 there was $6,022 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.3 years.

Restricted Stock Units

In connection with the Merger, the Company signed one-year employment agreements with the former CEO and CFO of Ruthigen pursuant to which the Company granted such persons 329,052 restricted stock units (the “RSUs”) of which 130,435 RSUs were immediately vested upon the date of the grant and 49,655 RSUs vested during the three months ended September 30, 2015. The shares of common stock underlying the RSUs held by the former CEO and CFO of Ruthigen are deliverable one year after the applicable vesting date of the respective RSU. In August 2015, the Company granted 10,374 RSUs to other employees that vest over a two year period. The Company recorded stock-based compensation expense of $629 and $2,384 for the RSUs vested during the three and nine months ended September 30, 2015.

The following table summarizes RSU activity for the nine months ended September 30, 2015:

	Number of Units	Weighted- Average Grant Date Fair Value	Total Grant Date Fair Value
Outstanding — December 31, 2014	—	$—	$—
Granted	339,426	$12.43	4,220
Vested	(180,090)	$12.65	(2,278)
Forfeited or expired	—	—	—

Outstanding — September 30, 2015	159,336	$12.18	$1,942

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$164	$37	$225	$141
General and administrative	2,277	13	4,047	54

Total stock based compensation expense	$2,441	$50	$4,272	$195

13. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and the input categories associated with those liabilities, is as follows:

	September 30, 2015
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

The issuance and sale of the Notes, which took place during 2014, was used as the basis for the valuation during the year ended December 31, 2014. The equity value was allocated to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. The exercise price and number of shares underlying the warrants were determined and the value calculated within the allocation model. The allocation factor was applied to the fair value of the warrants to determine their fair value at December 31, 2014. As described more fully in Note 7, on March 13, 2015, the Company entered into a Note Conversion and Warrant Termination Agreement with the holders of the outstanding warrants, under the terms of which all of the Company’s outstanding warrants to purchase shares of preferred stock were terminated on June, 15, 2015, the Effective Time of the Merger. As of September 30, 2015, there were no outstanding warrants to purchase preferred stock.

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
— 2015 Bridge Notes

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

As described in Note 8, on June 15, 2015, immediately after the Effective Time, the embedded compound derivative was extinguished in connection with the exchange of the 2015 Bridge Notes, including accrued and unpaid interest, into shares of Company Common Stock. Immediately prior to the exchange, the Company remeasured the fair value of the derivatives. Management determined that the derivatives tied to the probability of events of default had no value, as the probability of defaulting on the 2015 Bridge Notes immediately prior to their exchange was zero. At the same time, management determined the probability of exchange of the 2015 Bridge Notes at 100%, thereby resulting in an increase in the fair value of the contingent automatic exchange feature. The Company recorded a loss of $2,692 for the increase in the estimated fair value of the contingent automatic exchange feature immediately prior to the exchange of the 2015 Bridge Notes. The Company recorded a loss upon the exchange of the 2015 Bridge Notes, including the extinguishment of the embedded compound derivative, of $0 and $1,170 during the three and nine months ended September 30, 2015, respectively.

Embedded Compound Derivatives — LSA with Hercules

As described in Note 8, the LSA contains an interest rate reset upon an event of default and a put option upon an event of default or qualified change of control. Each of these features represents an embedded derivative instrument requiring bifurcation from the Term Loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The proceeds from the issuance of the Term Loan were allocated first to the warrant and compound derivative at their respective fair values, with the residual going to the carrying amount of the loan resulting in a discount to the face value of the debt. The fair value of the compound derivative upon issuance of $11 was recognized as a derivative liability and will be adjusted to fair value at each reporting date. The fair value of the derivative instruments is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used an income approach to estimate the fair value of the derivative liability and estimated the probability of an event of default occurring at various dates and then estimates the present value of the amount the holders would receive upon an event of default.

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At September 30, 2015
Probability of an event of default	10%	*
Prepayment penalties	1.0% -3.0%	*
End of term payment	$245,000	*
Risk-free interest rate	1.01%	*

*	Management determined that there were no changes in the assumptions underlying the value of the derivative instrument between the date of issuance, June 16, 2015, and September 30, 2015.

A rollforward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

	Preferred Stock Warrants	Derivative Instruments
Balance — December 31, 2014	$1,309	$—
Fair value at issuance date	—	1,558
Change in fair value	(1,309)	2,291
Extinguishment on conversion of convertible notes	—	(3,838)

Balance — September 30, 2015	$—	$11

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

14. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2015 and 2014 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(4,932)	$(11,134)	$(21,631)	$(21,588)
Accretion of redeemable preferred stock	—	(13)	—	(39)

Net loss attributable to common stockholders	$(4,932)	$(11,147)	$(21,631)	$(21,627)

Denominator:
Weighted average common shares outstanding — basic and diluted	14,654,427	187,044	5,860,758	186,792
Net loss per share attributable to common stockholders — basic and diluted	$(0.34)	$(59.60)	$(3.69)	$(115.78)

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of September 30,
	2015	2014
Convertible preferred stock (as converted to common stock)	—	5,269,885
Options to purchase common stock	2,224,270	806,015
Warrants to purchase common stock	4,503,440	—
Convertible notes and accrued interest (as converted to common stock)	—	5,802,189
Settlement of term loan	85,251	—

In addition to the potentially dilutive securities noted above, as of September 30, 2014 the Company had outstanding warrants to purchase redeemable convertible preferred stock, for which the series of stock and number of shares were variable pending the outcome of a future financing event (see Note 11). Because the necessary conditions for determining the number of underlying shares had not been satisfied during the nine months ended September 30, 2014, the Company has excluded these warrants from the table above. The warrants were cancelled on June 15, 2015, the Effective Time of the Merger.

15. Commitment

On October 27, 2015, the Company amended its operating lease for office and lab space to extend the termination date of the lease from December 2016 to December 2020, among other things. The amended lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The amended lease agreement provides for an increasing monthly payment over the lease term.

Future minimum lease payments under non-cancelable operating lease for office and lab space is as follows:

Amount
October — December 2015	$151
2016	611
2017	632
2018	654
2019	676
2020	698

Total	$3,422

16. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of issuance. The Company concluded that no subsequent event has occurred that requires disclosure, except as noted below:

On October 27, 2015, the Company entered into an agreement with a lessor to extend the existing operating lease agreement for its laboratory, office space and storage space. (See Note 15).

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that”, “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that could cause our actual results, performance and achievements to differ materially from those expressed or implied in these forward-looking statements. Factors which may affect our results include, but are not limited to:

•	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	inability to carry out research, development and commercialization plans;

•	inability to manufacture our product candidates on a commercial scale on our own, or in collaborations with third parties;

•	inability to complete preclinical testing and clinical trials as anticipated;

•	our ability to adequately protect and enforce rights to intellectual property;

•	difficulties in obtaining financing on commercially reasonable terms;

•	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

•	entry of new competitors and products and potential technological obsolescence of our products;

•	adverse market and economic conditions;

•	loss of one or more key executives or scientists; and

•	difficulties in securing regulatory approval to market our product candidates.

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

Overview

Recent Developments

Merger

On June 15, 2015, pursuant to the previously announced Agreement and Plan of Merger, dated March 13, 2015 (the “Merger Agreement”), by and among us (previously known as Ruthigen, Inc.), Ruthigen Merger Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Pulmatrix Operating Company, a Delaware corporation previously known as Pulmatrix Inc. (“Pulmatrix Operating”), Merger Sub was merged with and into Pulmatrix Operating, with Pulmatrix Operating continuing after the merger as the surviving entity and our wholly owned subsidiary (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of Pulmatrix Operating’s common stock, par value $0.01 per share (the “Pulmatrix Operating Common Stock”), was converted into the right to receive 0.148187124066461 pre-reverse stock split shares (the “Exchange Ratio”) of our common stock, par value $0.0001 per share (the “Company Common Stock”). Following the Merger, former Pulmatrix Inc. equity holders owned approximately 81.7% of our outstanding shares of common stock, par value $0.0001 per share (“Company Common Stock”), and former Ruthigen, Inc. equity holders, including those who purchased shares of Company Common Stock in a private placement that we closed prior to the Merger, owned approximately 18.3% of the outstanding shares of Company Common Stock, in each case excluding shares of Company Common Stock held in escrow to secure indemnification obligations under the Merger Agreement.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating treated as the accounting acquirer of Pulmatrix. As such, the historical financial statements of Pulmatrix Operating have become the historical financial statements of Pulmatrix, or the combined company, and are included in this filing labeled “Pulmatrix, Inc.” As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Exchange Ratio and the Company Common Stock.

Presentation for Reverse Stock Split

On June 15, 2015, immediately following the Effective Time, we effected a 1-for-2.5 reverse stock split of our issued and outstanding Company Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of Company Common Stock underlying, our stock options and warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-2.5 split ratio in accordance with the terms of such options and warrants, as the case may be. Share and per-share amounts of Company Common Stock, options and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of Company Common Stock, $0.0001 per share, or modify any voting rights or other terms of the common stock. Unless otherwise noted, the accompanying condensed consolidated financial statements and notes thereto, including the Exchange Ratio applied to historical Pulmatrix Operating common stock and stock options, give retroactive effect to the Reverse Stock Split for all periods presented.

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

Under previously approved grants from the U.S. Department of Health & Human Services and the U.S. Department of Defense, we are reimbursed for certain qualifying capital investments and expenses incurred for research and development activities. We did not receive any grant funding during 2014 or the nine months ended September 30, 2015.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with CROs, contract manufacturing organizations, or CMOs, and consultants that conduct our clinical trials and preclinical activities;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs including PUR1900, our lead CF anti-infective, PUR0200, our lead COPD bronchodilator, and PUR1500, our preclinical stage therapeutic for treatment of idiopathic pulmonary fibrosis (IPF). In order to move these programs forward along our development timelines, we maintain a significant staff of research and development employees (67% of staff). In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture, characterization, and in vitro/in vivo evaluation of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Interest Expense

Interest expense primarily reflects the amortization of debt discounts and interest expense accrued in connection with convertible notes and a term loan that were outstanding during the period. In connection with entering into the Merger Agreement, we and the holders of the convertible notes issued at various dates in 2011 through 2014 agreed that interest on the notes would cease to accrue after December 31, 2014. In connection with the Merger, all of our outstanding convertible notes, including the convertible notes issued in February 2015, and accrued and unpaid interest, were converted into, or exchanged for, equity. Following the Merger, we have been incurring and expect to continue to incur interest expense associated with the $7 million term loan executed in June 2015.

Other Expenses, Net

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

Revenue Recognition

Our principal sources of revenue during the three and nine months ended September 30, 2015 and 2014 and the years ended December 31, 2014 and 2013 were income from grants and fees for services. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

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

Total stock-based compensation expense is recognized for stock options granted to employees and nonemployees and has been reported in our consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$164	$37	$225	$141
General and administrative	2,277	13	4,047	54

Total stock based compensation expense	$2,441	$50	$4,272	$195

We estimated the fair value of each stock options award at the grant date using assumptions regarding the fair value of the underlying common stock on each grant date and the following additional assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected option life (years)	6.22	5.96	6.22	5.96
Risk-free interest rate	1.94%	1.78%	1.79% -2.12%	1.54% -1.78%
Expected volatility	77.0%	134%	76.0% -132.0%	131% -134%
Expected dividend yield	0%	0%	0%	0%

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

Since the Merger and the listing of our common stock on the NASDAQ Capital Market, we have relied on the market price of our common stock to determine its fair value on the date of grant for purposes of determining our stock-based compensation expense.

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

On June 15, 2015, in connection with the Merger, all of our outstanding warrants to purchase convertible preferred stock were cancelled for no consideration. Immediately prior to the closing of the Merger, the fair value of the warrants was determined to be zero, and accordingly, we recorded the change in the fair value of the warrants as income within other income (expense) in our condensed consolidated statement of operations.

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

When performing the impairment assessment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the acquired IPR&D. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, we calculate the asset’s fair value. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the nine months ended September 30, 2015, we determined that there was no impairment of our IPR&D.

Goodwill

In connection with the Merger on June 15, 2015, we recognized $15.9 million of goodwill. Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the first step of the goodwill impairment test. We have determined that goodwill was not impaired as of September 30, 2015.

Results of Operations

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended September 30,		Change
	2015	2014	$	%
Revenue	$651	$30	$621	2070%
Operating expenses
Research and development	2,193	1,929	264	14%
General and administrative	3,119	695	2,424	349%

Total operating expenses	5,312	2,624	2,688	102%

Loss from operations	(4,661)	(2,594)	(2,067)	(80)%
Interest expense	(220)	(7,885)	7,665	97%
Fair value adjustment of preferred stock warrant liability	—	(655)	655	—
Other expense, net	(51)	—	(51)	—

Net loss	$(4,932)	$(11,134)	$6,202	56%

Revenue — For the three months ended September 30, 2015, revenue was $0.7 million compared to $30,000 for the three months ended September 30, 2014, an increase of $0.6 million. This increase was due to revenue recognized under our collaboration agreement with Mylan that we entered in the first quarter of 2015.

Research and development expenses — For the three months ended September 30, 2015, research and development expense was $2.2 million compared to $1.9 million for the three months ended September 30, 2014, an increase of $0.3 million. The increase was primarily due to increases in spending of $0.2 million on the PUR1900 project and $0.1 million on the PUR0200 project.

General and administrative expenses — For the three months ended September 30, 2015, general and administrative expense was $3.1 million compared to $0.7 million for the three months ended September 30, 2014, an increase of $2.4 million. The increase was primarily due to an increase of $2.3 million in stock-based compensation expense.

Interest expense — For the three months ended September 30, 2015, interest expense was $0.2 million compared to $7.9 million for the three months ended September 30, 2014, a decrease of $7.7 million. The decrease was primarily due to the amendment to the terms of the convertible notes, including the 5X Notes, issued on various dates from 2011 through 2014 to cease accruing interest after December 31, 2014. Interest expense incurred during the three months ended September 30, 2015 related to the term loan agreement that we entered into in June 2015.

Fair value adjustment of preferred stock warrant liability — For the three months ended September 30, 2015, the fair value adjustment of preferred stock warrant liability was $0 compared to $0.7 million for the three months ended September 30, 2014. The $0.7 million increase in the fair value of the preferred stock warrant liability in the three months ended September 30, 2014 was due primarily to the increase in the fair value of the underlying preferred stock during the same period.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine months ended September 30,		Change
	2015	2014	$	%
Revenue	$926	$38	$888	2337%
Operating expenses
Research and development	4,721	5,420	(699)	(13)%
General and administrative	14,929	2,071	12,858	621%

Total operating expenses	19,650	7,491	12,159	162%

Loss from operations	(18,724)	(7,453)	(11,271)	(151)%
Interest expense	(731)	(14,754)	14,023	95%
Loss on the conversion of convertible notes	(1,170)	—	(1,170)	—
Fair value adjustment of preferred stock warrant liability	1,309	620	689	111%
Fair value adjustment of derivative liability	(2,291)	—	(2,291)	—
Other income, net	(24)	(1)	(23)	(2300)%

Net loss	$(21,631)	$(21,588)	$(43)	—

Revenue — For the nine months ended September 30, 2015, revenue was $0.9 million compared to $38,000 for the nine months ended September 30, 2014. This increase was due to $0.8 million in revenue recognized under our collaboration agreement with Mylan that we entered in the first quarter of 2015 as well as $0.1 million in revenue recognized in connection with a feasibility study agreement.

Research and development expenses — For the nine months ended September 30, 2015, research and development expense was $4.7 million compared to $5.4 million for the nine months ended September 30, 2014, a decrease of $0.7 million. The decrease was primarily due to a decrease of $0.9 million in compensation costs following our reduction in headcount that occurred during September 2014 and, to a lesser extent, a reduction of $0.2 million in spending on the PUR0200 project as a result of a reduction in the scope of the project. These decreases were partially offset by an increase of $0.4 million in incentive compensation.

General and administrative expenses — For the nine months ended September 30, 2015, general and administrative expense was $14.9 million compared to $2.1 million for the nine months ended September 30, 2014, an increase of $12.9 million. The increase was primarily due to increases of $4.2 million in advisory costs incurred in connection with the Merger, $2.4 million in stock-based compensation expense associated with restricted stock units issued to former executives of Ruthigen in connection with their new employment agreements, $3.3 million related to legal, accounting and consulting costs in connection with the Merger, $1.9 million for a new incentive program that began in 2015, $0.3 million in investor relations costs, and $0.1 million in professional recruiting fees for the hiring of our chief financial officer.

Interest expense — For the nine months ended September 30, 2015, interest expense was $0.7 million compared to $14.8 million for the nine months ended September 30, 2014, a decrease of $14.0 million. The decrease was primarily due to the amendment to the terms of the convertible notes, including the 5X Notes, issued on various dates in 2011 through 2014 to cease accruing interest after December 31, 2014. Interest expense of $0.7 million incurred during the nine months ended September 30, 2015 was comprised primarily of interest accrued on, and amortization of discount and deferred finance costs related to, the 2015 Bridge Notes and the term loan agreement that we entered into in June 2015.

Loss on conversion or exchange of convertible notes — For the nine months ended September 30, 2015, loss on the conversion or exchange of convertible notes was $1.2 million. The loss on the conversion or exchange of convertible notes was due to the difference between the fair value of the common shares issued upon exchange and the combined carrying amounts of the 2015 Bridge Notes, related accrued interest, embedded compound derivatives and unamortized issuance costs in connection with the Merger. There was no loss on the conversion or exchange of convertible notes for the nine months ended September 30, 2014.

Fair value adjustment of preferred stock warrant liability — For the nine months ended September 30, 2015, the fair value adjustment of preferred stock warrant liability was $1.3 million compared to $0.6 million for the nine months ended September 30, 2014. The $1.3 million fair value adjustment of the preferred stock warrant liability in the nine months ended September 30, 2015 was due in part to the imminent cancellation of the warrants immediately prior to the Effective Time, per the terms of the Note Conversion and Warrant Termination Agreement executed in March 2015. The $0.6 million decrease in the fair value of the preferred stock warrant liability in the nine months ended September 30, 2014 was due primarily to the decrease in the fair value of the underlying preferred stock during the same period.

Fair value adjustment of derivative liability — For the nine months ended September 30, 2015, we recorded expense of $2.3 million for the fair value adjustment of derivative liability. The fair value adjustment of the derivative liability was recognized in connection with three embedded derivatives associated with the 2015 Bridge Notes, which were issued in February 2015. Accordingly, we remeasured the fair value of the derivatives on March 31, 2015 and immediately prior to the exchange of the 2015 Bridge Notes. One of the three embedded derivatives was a contingent automatic exchange feature, the value of which was tied to the probability that the 2015 Bridge Notes would be exchanged for equity. The two remaining embedded derivatives related to the probability of the occurrence of events of default. Immediately prior to the conversion of the 2015 Bridge Notes, we determined that the derivatives related to events of default had no value, as the probability of defaulting on the 2015 Bridge Notes immediately prior to their exchange was zero. At the same time, we assessed the probability of conversion of the 2015 Bridge Notes at 100%, thereby resulting in an increase in the fair value of the contingent automatic exchange feature. The $2.3 million fair value adjustment recognized during the nine months ended September 30, 2015 represents the net change in the fair value of the three embedded derivatives during the period. The 2015 Bridge Notes, including accrued and unpaid interest, were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished. There was no fair value adjustment of derivative liability for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Through September 30, 2015, we have incurred an accumulated deficit of $123.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our recent Merger. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of September 30, 2015 was $22.0 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances.

In February 2015, Pulmatrix Operating issued the 2015 Bridge Notes with an aggregate principal amount of $4.5 million to new investors. On June 15, 2015, in connection with and immediately prior to the Effective Time, all of Pulmatrix Operating’s outstanding convertible notes other than the 2015 Bridge Notes, plus accrued and unpaid interest, and all of Pulmatrix Operating’s outstanding convertible preferred stock was converted into shares of Pulmatrix Operating common stock. Also on June 15, 2015, immediately prior to the Effective Time, Pulmatrix Operating issued shares of its common stock and warrants to purchase its common stock to existing investors in Pulmatrix Operating for proceeds of $10 million (the “Pulmatrix Operating Private Placement”). At the Effective Time, these shares of Pulmatrix Operating common stock were exchanged for shares of Company Common Stock at the Exchange Ratio, and these warrants converted into the right to purchase Company Common Stock after adjusting for the Exchange Ratio. In addition, at the Effective Time, we assumed the 2015 Bridge Notes and thereafter issued shares of Company Common Stock upon the automatic exchange of the 2015 Bridge Notes at the rate of $6.875 per share for the unpaid principal and accrued interest on the 2015 Bridge Notes.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash used in operating activities	$(9,494)	$(7,329)
Net cash provided by (used in) investing activities	9,551	(218)
Net cash provided by financing activities	21,518	6,875

Net increase (decrease) in cash and cash equivalents	$21,575	$(672)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $9.5 million, which was primarily the result of a net loss of $21.6 million, partially offset by $11.4 million of net non-cash adjustments and $0.7 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments include $4.2 million in consulting expenses settled in stock, $2.3 million in expense associated with the increase in the fair value of the derivative liability, $4.3 million of stock-based compensation expense and $1.1 million related to the loss on the conversion of convertible notes partially offset by a $1.3 million gain resulting from the decrease in the fair value of the preferred stock warrant liability. The net cash inflows associated with changes in operating assets and liabilities was primarily due to an increase in accounts payable of $0.7 million.

Net cash used in operating activities for the nine months ended September 30, 2014 was $7.3 million, which was primarily the result of a net loss of $21.6 million as well as $0.4 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $14.6 million of net non-cash adjustments. Our non-cash adjustments included $14.8 million in non-cash interest expense partially offset by a $0.6 million gain resulting from the decrease in the fair value of the preferred stock warrant liability. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a decrease in accrued expenses and accounts payable totaling $0.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 was $9.6 million, compared to net cash used in investing activities of $0.2 million for the nine months ended September 30, 2014. Net cash provided by investing activities for the nine months ended September 30, 2015 represents Ruthigen’s cash balance immediately prior to the Effective Time. Net cash used in investing activities for the nine months ended September 30, 2014 was entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $21.5 million, as compared to $6.9 million for the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 resulted primarily from the issuance of Pulmatrix Operating common stock and warrants for proceeds of $10.0 million in the Pulmatrix Operating Private Placement, $6.9 million from the issuance of term loans, $4.5 million from the issuance of the 2015 Bridge Notes and $0.1 million in proceeds from the exercise of common stock. Net cash provided by financing activities for the nine months ended September 30, 2014 resulted entirely from the issuance of convertible promissory notes and warrants.

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

We may elect to prepay all, but not less than all, of the outstanding principal balance of the term loan, subject to a prepayment fee of 1% – 3%, depending on the date of repayment. Contingent on the occurrence of several events, including that our closing stock price exceed $11.73 per share for the seven days preceding a payment date, we may elect to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $1.0 million by converting a portion of the principal into shares of our common stock at a price of $11.73 per share. Hercules may elect to receive payments of any regularly scheduled amounts of principal in shares of our common stock based on a price of $11.73 per share, subject to an aggregate maximum principal amount of $1.0 million.

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain legal existence and governmental approvals and to deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. In general, the term loan prohibits us from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock. As of September 30, 2015, we were in compliance with all covenants.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risk factors presented below amend and restate the risk factors previously disclosed under “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Please reference our “Cautionary Note Regarding Forward-Looking Statements,” which identifies certain forward-looking statements contained in this report that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

We have never been profitable or generated positive cash flow from operations. We have incurred losses since inception, principally as a result of research and development and general administrative expenses in support of our operations. We have incurred net losses each year since our inception, including net losses of $21.6 million for the nine months ended September 30, 2015, and $21.6 million for the nine months ended September 30, 2014. As of September 30, 2015, we had an accumulated deficit of $123.6 million. We may incur significant additional losses as we continue to focus our resources on prioritizing, selecting and advancing our product candidates. Our ability to generate revenue and achieve profitability depends mainly upon our ability, alone or with others, to successfully develop our product candidates, obtain the required regulatory approvals in various territories and commercialize our product candidates. We may be unable to achieve any or all of these goals with regard to our product candidates. As a result, we may never be profitable or achieve significant and/or sustained revenues.

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

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that our expenses will increase substantially as we advance PUR1900 into Phase I/Ib trials and PUR0200 into further clinical trials in Europe and initiate U.S. clinical trials and pursue development of other iSPERSE-based product candidates and/or pursue development of iSPERSE-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations into mid-2017. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of September 30, 2015, we had an accumulated deficit of $123.6 million, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

Since our initial listing on the NASDAQ Capital Market on March 21, 2014, the trading market in Company Common Stock has been extremely limited. The quotation of Company Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for Company Common Stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell Company Common Stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for Company Common Stock may be limited and such lack of visibility may have a depressive effect on the market price for Company Common Stock. As of October 31, 2015, approximately 55% of our outstanding shares of Company Common Stock was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates, which adversely affects the liquidity of the trading market for Company Common Stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of Company Common Stock, there will be limited trading volume in Company Common Stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

In addition, in our initial public offering, we issued an aggregate of 1,219,000 Series A Warrants, all of which were outstanding as of October 31, 2015. Each of our Series A Warrants is exercisable for one share of Company Common Stock and one Series B Warrant to purchase one share of Company Common Stock. Accordingly, we have reserved 2,438,000 shares of Company Common Stock for issuance upon exercise of our Series A Warrants and Series B Warrants. If the holders of our Series A Warrants exercise their warrants, our existing stockholders will experience ownership dilution at the time they exercise their Series A Warrants. Similarly, if those who exercised their Series A Warrants also exercise the Series B Warrants they receive upon exercise of the Series A Warrants, our existing stockholders will experience further ownership dilution at the time they exercise their Series B Warrants. The Series A Warrants and Series B Warrants contain price adjustment provisions, which have caused and may cause in the future the exercise prices to be reduced relative to the initial exercise prices of 100% and 125% of the initial public offering price per unit, respectively, if we complete equity sales at discounts to the then-market price and below the initial exercise price of the warrants.

In addition, our 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”) provides for the grant of up to 2,713,261 shares of Company Common Stock as of October 31, 2015, 856,818 shares remained available to be awarded under the Incentive Plan. Further an aggregate of 2,318,450 shares of Company Common Stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans assumed in the Merger. Furthermore, we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, and our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares are authorized for issuance under the plan each year.

The concentration of the capital stock ownership with our insiders will likely limit the ability of other stockholders to influence corporate matters.

As of October 31, 2015, approximately 55% of our outstanding shares of Company Common Stock was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates. As a result, these stockholders, acting together, have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

As of September 30, 2015, approximately $16.2 million of the $17.0 million of net proceeds from Ruthigen’s initial public offering (the “IPO”) had been used. Our expected use of the net proceeds from the IPO as described in the Company’s final prospectus dated March 21, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 21, 2014, has been modified as described in the Company’s Registration Statement on Form S-4 filed with the SEC on April 15, 2015, as amended and supplemented (the “Form S-4”). We expect to use the proceeds from the IPO in connection with our ongoing activities, as we:

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 12, 2015	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated March 13, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and Ruthigen Merger Corp. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Securities Escrow Agreement, dated June 12, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and VStock Transfer, LLC, as Escrow Agent (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.