Form 10-Q
period 2016-03-31
Pulmatrix, Inc.
filed 2016-05-05
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2016 the registrant had 14,516,010 shares of common stock outstanding excluding 279,398 shares of common stock deliverable on a delayed basis pursuant to restricted stock units that have vested.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of Pulmatrix, Inc., which was formerly known as Ruthigen, Inc., prior to the consummation on June 15, 2015 of the merger described below.

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

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating being treated as the accounting acquirer of the Company. As such, the historical financial statements of Pulmatrix Operating will be treated as the historical financial statements of the combined company. The results of the post-combination Company for the three months ended March 31, 2016 are compared to the financial results for Pulmatrix Operating for the three months ended March 31, 2015. The Company’s first quarter ended March 31, 2016 reflects a full quarter of combined entity operating results.

See Notes 1, 2 and 4 of the notes to the condensed consolidated financial statements for additional information.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At March 31, 2016	At December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,753	$18,902
Prepaid expenses and other current assets	1,011	1,560

Total current assets	15,764	20.462
Property and equipment, net	783	685
Long-term restricted cash	200	250
Intangible assets	7,534	7,534
Goodwill	15,942	15,942

Total assets	$40,223	$44.873

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount	$1,682	$1,029
Accounts payable	1,272	1,090
Accrued expenses	1,060	1,486

Total current liabilities	4,014	3,605
Loan payable, net of current portion, debt discount and issuance costs	5,069	5,692
Derivative liability	11	11
Deferred tax liability	2,959	2,959

Total liabilities	12,053	12,267

Commitments (Note 14)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value — 100,000,000 shares authorized; 14,795,408 and 14,745,754 shares issued and outstanding, including vested restricted stock units of 279,398 and 229,744, at March 31, 2016 and December 31, 2015, respectively.	1	1
Additional paid-in capital	161,941	160,708
Accumulated deficit	(133,772)	(128,103)

Total stockholders’ equity	28,170	32,606

Total liabilities and stockholders’ equity	$40,223	$44,873

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
Revenues	$396	$105
Operating expenses
Research and development	3,430	918
General and administrative	2,409	1,934

Total operating expenses	5,839	2,852

Loss from operations	(5,443)	(2,747)
Interest expense	(223)	(184)
Fair value adjustment of preferred stock warrant liability	—	727
Fair value adjustment of derivative liability	—	401
Other expense, net	(3)	—

Net loss	$(5,669)	$(1,803)

Net Loss Attributable to Common Stockholders	$(5,669)	$(1,803)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(9.55)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	14,754,484	188,742

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,669)	$(1,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	62
Stock-based compensation	1,233	34
Non-cash rent expense	11	24
Non-cash interest expense	51	184
Non-cash debt issuance expense	4	11
Fair value adjustment on preferred stock warrant liability	—	(727)
Fair value adjustment on derivative liability	—	(401)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	549	9
Accounts payable	99	68
Accrued expenses	(462)	389
Restricted cash	50	(2)

Net cash used in operating activities	(4,076)	(2,152)

Cash flows from investing activities:
Purchases of property and equipment	(73)	(19)

Net cash used in investing activities	(73)	(19)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	—	4,500
Payments for issuance of term loan	—	(35)

Net cash provided by financing activities	—	4,465

Net increase (decrease) in cash	(4,149)	2,294
Cash — beginning of period	18,902	451

Cash — end of period	$14,753	$2,745

Supplemental disclosures of noncash financing and investing activities:
Fixed asset purchases in accounts payable at year-end	$83	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Liquidity

At March 31, 2016, the Company had unrestricted cash and cash equivalents of $14,753, an accumulated deficit of $133,772 and working capital of $11,750. The Company believes that it can continue as a going concern as its cash resources at March 31, 2016 combined with anticipated additional non-dilutive financing will be sufficient to allow the Company to fund its current operating plan through the required minimum period of at least the next twelve months from the date of filing this report. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2016.

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

3. Summary of Significant Accounting Policies

In the three months ended March 31, 2016, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s current report on Form 10-K filed with the SEC on March 10, 2016, except as noted below.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective in the annual period ending December 31, 2017, including interim periods within that annual period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of its pending adoption of this standard on its condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard defines substantial doubt as when it is probable (i.e., likely) that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable). The ASU is effective for the annual period ending December 31, 2016 and interim periods thereafter. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has adopted this standard and its impact on its condensed consolidated financial statements and related disclosures was immaterial.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company has determined that goodwill was not impaired as of March 31, 2016.

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

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the three months ended March 31, 2016, the Company determined that there was no impairment of its IPR&D.

4. Merger

As described in Note 1, on June 15, 2015, the Company completed the Merger with Pulmatrix Operating. Pursuant to the Merger Agreement, each outstanding share of capital stock of Pulmatrix Operating was exchanged for 0.148187124066461 pre-Reverse Stock Split shares of Company Common Stock (the “Exchange Ratio”). All Pulmatrix Operating stock options granted under the Pulmatrix Operating stock option plans (whether or not then exercisable) that were outstanding prior to the Effective Time converted into options to purchase Company Common Stock at the same ratio as described below. Immediately prior to the Effective Time, the outstanding shares of convertible preferred stock of Pulmatrix Operating converted into an aggregate of 70,105,854 shares (pre-Reverse Stock Split and before giving effect to the Exchange Ratio) of Pulmatrix Operating common stock, which shares were exchanged in the Merger for an aggregate of 4,155,539 shares of Company Common Stock, and convertible debt of Pulmatrix Operating converted into an aggregate of 86,118,402 shares of Pulmatrix Operating common stock (pre-Reverse Stock Split and before giving effect to the Exchange Ratio), which shares were exchanged in the Merger for an aggregate of 5,104,655 shares of Company Common Stock. All outstanding Pulmatrix Operating preferred stock warrants were cancelled immediately prior to the Effective Time. In addition, immediately following the Effective Time the Company issued 664,559 shares of Company Common Stock in exchange for $4,500 aggregate principal amount of notes (“2015 Bridge Notes”) assumed by the Company in the Merger.

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

The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Ruthigen had occurred on January 1, 2015:

Three months ended March 31, 2015
Total revenues, net	$105
Net loss	(15,795)

The above unaudited pro forma information was determined based on the historical GAAP results of the Company and Ruthigen. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2015. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Inclusion of $9,956 of transaction costs for both the Company and Ruthigen in the three months ended March 31, 2015;

(2)	Inclusion of $1,128 of other expense related to the change in the fair values of liability-classified warrants and derivative instruments in the three months ended March 31, 2015 as the Company’s outstanding preferred stock warrants and certain derivative instruments were extinguished in connection with the completion of the Merger;

(3)	Inclusion of $1,170 loss on conversion of convertible notes in the three months ended March 31, 2015, as the Company’s 2015 Bridge Notes were automatically converted to equity upon completion of the Merger; and

(4)	Inclusion of $184 of interest expense related to our convertible notes, including the 2015 Bridge Notes, in the three months ended March 31, 2015, as all of the Company’s outstanding convertible notes were automatically converted to equity in connection with the closing of the Merger.

5. Goodwill and IPR&D

The Company recognized $15,942 of goodwill in connection with the Merger as discussed in Note 3. As of March 31, 2016, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

The Company recognized $7,534 of IPR&D in connection with the Merger as discussed in Note 3. The acquired IPR&D consisted of RUT58-60, a proprietary formulation of HOC1 and Ruthigen’s lead drug candidate, which was designed to prevent and treat infection in invasive applications. The IPR&D will be classified as an intangible asset on the condensed consolidated balance sheet and until the project is completed, the assets will be accounted for as indefinite-lived intangible assets. As of March 31, 2016, there was no accumulated impairment losses associated with intangible assets.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At March 31, 2016	At December 31, 2015
Prepaid Insurance	$110	$220
Prepaid Clinical Trials	252	169
Prepaid Other	186	92
Accounts Receivable	257	275
Deferred Clinical Costs	—	598
Other current assets	206	206

Total prepaid and other current assets	$1,011	$1,560

7. Debt

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through March 31, 2016 the contingency was not resolved.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 12). The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $223 during the three months ended March 31, 2016 of which $173 was payable in cash.

The carrying amounts of the Company’s Term Loan as of March 31, 2016 and December 31, 2015 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2016	$7,000	$(248)	$(31)	$6,721
Accretion of debt discount		26	—	26
Accretion of issuance costs			4	4

Balance — March 31, 2016	$7,000	$(222)	$(27)	6,751
Current portion of debt				1,682

Loan Payable, net of current portion				$5,069

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2016	$1,046
2017	2,698
2018	3,256

$7,000

Accretion of Debt Discount was as follows:

	For the three months ended March 31,
	2016	2015
Hercules Term Loan	$26	$—
Hercules Lender Fees	—	(35)
Notes, including 5X Notes	—	18
Additional Debt Discount 2015 Notes	—	(1,547)
2015 Bridge Notes	—	136

	$26	$1,428

Interest expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	For the three months ended March 31,
	2016	2015
Hercules Term Loan	$223	$—
Notes, including 5X Notes	—	18
2015 Bridge Notes	—	166

	$223	$184

8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At March 31, 2016	At December 31, 2015
Accrued vacation	$70	$45
Accrued wages and incentive	226	673
Accrued clinical & consulting	581	622
Accrued legal & patent	51	62
Accrued end of term fee	80	55
Deferred Rent	14	4
Accrued other expenses	38	25

Total accrued expenses	$1,060	$1,486

9. Common Stock

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

10. Warrants

Common Stock Warrants Issued in Pulmatrix Operating Private Placement

At March 31, 2016, the Company had outstanding warrants to purchase 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share. The warrants were issued on June 15, 2015 immediately prior to the Effective Time in connection with the Pulmatrix Operating Private Placement.

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

Warrants Assumed in Merger.

Between March 2014 and May 2014, in connection with its initial public offering (“IPO”), Ruthigen issued warrants to purchase an aggregate of units (the “Series A Warrants”). The Series A Warrants were originally each exercisable at a price of $18.125 per warrant for (x) 0.4 shares of common stock and (y) a warrant (the “Series B Warrant”) to purchase 0.4 shares of common stock at an exercise price of $22.65625 per share. The Series A Warrants are exercisable from the date of issuance and terminate on the second anniversary of the date of issuance. The exercise price and the number of shares for which each Series A Warrant may be exercised is subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. In addition, subject to certain exceptions, the exercise price of each the Series A Warrants and the Series B Warrants is subject to a weighted average reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below both (a) the current exercise price of the Series A Warrant; and (b) the current market price of the Company’s common stock. The Series A Warrants may be called by the Company, for consideration equal to $0.00025 per Series A Warrant, on not less than 10 business days’ notice if the closing price of the common stock is above 150% of the $18.125 IPO price per unit for any period of 20 consecutive business days ending not more than three business days prior to the call notice date. The Series B Warrants will be exercisable upon issuance and will terminate on the fifth anniversary of the date of issuance. The Company agrees that, during the period the Series A Warrants are outstanding, it will maintain the effectiveness of the registration statement such that the holder may exercise the Series A Warrants to receive registered shares of common stock and registered Series B Warrants (and the shares of common stock underlying the Series B Warrants). The Company determined that the Series A and Series B Warrants are equity instruments because the warrants are (a) freestanding financial instruments; (b) indexed to the Company’s own stock; (c) not permitted to be settled for cash; and (d) exercisable into common stock for which the Company has sufficient authorized and unissued shares.

Immediately following the Merger, the Company issued 136,000 shares of its common stock to Ruthigen’s financial advisor and an aggregate of 379,387 shares in the Ruthigen Private Placement at a price of $6.875 per share. Pursuant to the weighted average exercise price reduction provisions of the Series A Warrants and the Series B Warrants, these issuances caused the exercise price per unit of the Series A Warrants and the exercise price per share of the Series B Warrants to drop to $17.83 and $22.28.

1,219,000 Series A Warrants were outstanding at December 31, 2015. There were no exercises of any Series A Warrants prior to March 26, 2016 and they expired according to their terms on March 26, 2016. As no Series A Warrants were exercised, no Series B Warrants were issued. There are no Series A nor Series B Warrants outstanding at March 31, 2016.

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

Common Stock Warrant Issued for Consulting Services

On August 31, 2015, the Company issued a warrant to purchase 30,000 shares of Company Common Stock (the “MTS Warrants”) at an exercise price of $11.80 per share to MTS Health Partners, L.P. in exchange for consulting services. The warrant is fully vested and is exercisable in whole or in part any time prior to the expiration date of August 31, 2020. The Company recognized $211 of stock-based compensation expense which was recorded to equity at the time of issuance. The fair value of the warrant was determined using the Black-Scholes option pricing model, using the following assumptions:

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

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Warrants	Issue Date	Classification	Exercisable For	March 31, 2016	December 31, 2015
Private Placement Warrants	June 15, 2015	Equity	Common Stock	3,190,030	3,190,030
Hercules Warrants	June 15, 2015	Equity	Common Stock	25,150	25,150
MTS Warrants	August 31, 2015	Equity	Common Stock	30,000	30,000

Warrants Assumed in Merger
Series A Warrants	March - May 2015	Equity	Common Stock	—	1,219,000
Representative’s Warrants	March 2015	Equity	Common Stock	37,100	37,100

11. Stock-Based Compensation

The Company sponsors the Ruthigen, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, and immediately following the Effective Time, renamed the plan the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was amended and restated at the Effective Time to, among other things, (i) increase the number of shares of Company Common Stock authorized under the plan, (ii) comply with the requirements imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, and (iii) provide an increase in the number of shares of Company Common Stock available for issuance under the 2013 Plan’s “evergreen” provision. As of March 31, 2016, the 2013 Plan provides for the grant of up to 3,450,549 shares of Company Common Stock, of which 511,474 shares remained available for future grant at March 31, 2016.

At the Effective Time, the Company assumed Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). At the Effective Time, the Company terminated the Original 2013 Plan as to future awards. A total of 665,202 shares of Company Common Stock may be delivered under options outstanding as of March 31, 2016 under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

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

Options

During the first three months of 2016, the Company granted options to purchase 709,350 shares of Company Common Stock to employees and options to purchase 35,200 shares of Company Common Stock to directors. At the date of grant the fair value of those options aggregated to $1,271 and $87, respectively. The stock options granted vest over 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company, Time Based Options vest 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the Vesting Start Date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,316,569	$8.59
Granted	744,550	$2.82
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding — March 31, 2016	3,061,119	$7.19	8.61	$653

Exercisable — March 31, 2016	984,046	$5.51	6.85	$534

Vested and expected to vest — March 31, 2016	2,943,744	$7.04	8.59	$646

The estimated fair values of employee stock options granted during the three months ended March 31, 2016 and 2015, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months Ended March 31,
	2016	2015
Expected option life (years)	6.22	6.22
Risk-free interest rate	1.61% - 1.94%	1.79%
Expected volatility	70.0%	132%
Expected dividend yield	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future As of March 31, 2016 there was $6,198 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted Stock Units

In connection with the Merger, the Company signed one-year employment agreements with the former CEO and CFO of Ruthigen pursuant to which the Company granted such persons 329,052 restricted stock units (the “RSUs”) of which 130,435 RSUs were immediately vested upon the date of the grant and 49,654 RSUs vested during the three months ended March 31, 2016. The shares of common stock underlying the RSUs held by the former CEO and CFO of Ruthigen are deliverable one year after the applicable vesting date of the respective RSU. In August 2015, the Company granted 10,374 RSUs to other employees that vest over a two year period. The Company recorded stock-based compensation expense of $636 for the RSUs that vested during the three months ended March 31, 2016.

The following table summarizes RSU activity for the three months ended March 31, 2016:

	Number of Units	Weighted-Average Grant Date Fair Value	Total Grant Date Fair Value
Outstanding — December 31, 2015	109,682	$11.97	$1,314
Granted	—	—	—
Vested	(49,654)	$12.65	(628)
Forfeited or expired	—	—	—

Outstanding — March 31, 2016	60,028	$11.42	$686

The following table presents total stock-based compensation expense for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2016	2015
Research and development	$214	$31
General and administrative	1,019	3

Total stock based compensation expense	$1,233	$34

12. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and the input categories associated with those liabilities, is as follows:

	March 31, 2016
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

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At March 31, 2016
Probability of an event of default	10%	*
Prepayment penalties	1.0% - 3.0%	*
End of term payment	$245,000	*
Risk-free interest rate	1.01%	*

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future

*	Management determined that there were no changes in the assumptions underlying the value of the derivative instrument between the date of issuance, June 16, 2015, and March 31, 2016.

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — December 31, 2015	$11
Change in fair value	—

Balance — March 31, 2016	$11

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

13. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2016 and 2015 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to common stockholders	$(5,669)	$(1,803)

Denominator:
Weighted average common shares outstanding — basic and diluted	14,754,484	188,742

Net loss per share attributable to common stockholders — basic and diluted	$(0.38)	$(9.55)

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of March 31,
	2016	2015
Convertible preferred stock (as converted to common stock)	—	4,155,539
Options to purchase common stock	3,061,119	736,992
Warrants to purchase common stock	3,245,180	—
Convertible notes and accrued interest (as converted to common stock)	—	5,104,661
Settlement of term loan	85,251	—

In addition to the potentially dilutive securities noted above, as of March 31, 2015, the Company had outstanding warrants to purchase redeemable convertible preferred stock, for which the series of stock and number of shares were variable pending the outcome of a future financing event. Because the necessary conditions for determining the number of underlying shares had not been satisfied during the three months ended March 31, 2015, the Company has excluded these warrants from the table above. The warrants were cancelled on June 15, 2015, the Effective Time of the Merger.

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

Future minimum lease payments under non-cancelable operating lease for office and lab space is as follows:

Amount
2016	458
2017	632
2018	654
2019	676
2020	698

Total	$3,118

15. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of issuance. The Company concluded that no significant subsequent event has occurred that requires disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation. References to “Ruthigen” refer to our Company prior to the Merger (as defined below).

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

Business

Prior to the Merger, Ruthigen was a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Following the Merger, we are a clinical stage biopharmaceutical company developing innovative inhaled therapies to address serious pulmonary disease using its patented iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted) technology. The Company’s proprietary product pipeline is focused on advancing treatments for rare diseases, including PUR1900, an inhaled anti-fungal for patients with cystic fibrosis (CF), as well as PUR1500, an inhaled product for the treatment of idiopathic pulmonary fibrosis. In addition, we intend to pursue opportunities in major pulmonary diseases through collaborations, which include PUR0200, a branded generic in clinical development for chronic obstructive pulmonary disease (COPD) in partnership with Mylan N.V., or Mylan. Our product candidates are based on iSPERSE™, our proprietary dry powder delivery platform, which seeks to improve delivery of small molecule drugs, macromolecules and potentially other biologics to the lungs by maximizing local concentrations and reducing systemic side effects to improve patient outcomes.

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

Financial Overview

Revenues

To date, we have not generated any product sales. Our limited revenues have been derived from feasibility work as part of agreements with other pharmaceutical companies and grants from government agencies. On March 24, 2015, we entered into the long-acting muscarinic agent collaboration agreement with Mylan under which we are eligible to receive reimbursement of up to $1.5 million for third-party out of pocket expenses directly related to clinical trials. On September 14, 2015, the Company entered into an amendment to the collaboration agreement to provide reimbursements of to a new cost cap of $1.878 million. As consideration for the funding received, we agreed to grant to Mylan an option for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical company’s sales on the resulting products.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our current report on Form 10-K filed with the SEC on March 10, 2016, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our principal sources of revenue during the three months ended March 31, 2016 and 2015 were income from fees for services. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

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

In-process Research & Development

We acquired in-process research & development, or IPR&D, in connection with the Merger on June 15, 2015. IPR&D represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination or recognized from the application of push-down accounting is capitalized on our consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying amount of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

When performing the impairment assessment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the acquired IPR&D. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, we calculate the asset’s fair value. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. For the three months ended March 31, 2016, we determined that there was no impairment of our IPR&D.

Goodwill

In connection with the Merger on June 15, 2015, we recognized $15.9 million of goodwill. Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the first step of the goodwill impairment test. We have determined that goodwill was not impaired as of March 31, 2016.

Results of Operations

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended March 31,		Change
	2016	2015	$	%
Revenue	$396	$105	$291	277%

Operating expenses
Research and development	3,430	918	2,512	274%
General and administrative	2,409	1,934	475	25%

Total operating expenses	5,839	2,852	2,987	105%

Loss from operations	(5,443)	(2,747)	(2,696)	(98)%
Interest expense	(223)	(184)	(39)	(21)%
Fair value adjustment of preferred stock warrant liability	—	727	(727)	100%
Fair value adjustment of derivative liability	—	401	(401)	100%
Other expense, net	(3)	—	(3)	—

Net loss	$(5,669)	$(1,803)	$(3,866)	(214)%

Revenue — For the three months ended March 31, 2016, revenue was $0.4 million compared to $0.1 million for the three months ended March 31, 2015, an increase of $0.3 million. This increase was the result of increased revenue recognized under our collaboration agreement with Mylan.

Research and development expenses — For the three months ended March 31, 2016, research and development expense was $3.4 million compared to $0.9 million for the three months ended March 31, 2015, an increase of $2.5 million. The increase was primarily due to increases of $1.6 million on the PUR1900 project, $0.4 million on the PUR0200 project and $0.4 million in employment related costs.

General and administrative expenses — For the three months ended March 31, 2016, general and administrative expense was $2.4 million compared to $1.9 million for the three months ended March 31, 2015, an increase of $0.5 million. The increase was primarily due to an increase of $1.0 million in stock-based compensation expense, partially offset by a $0.5 million decrease in legal expenses.

Interest expense — For the three months ended March 31, 2016, interest expense was $0.2 million compared to $0.2 million for the three months ended March 31, 2015. Interest expense incurred, during the three months ended March 31, 2016, related to the term loan agreement that we entered into in June 2015.

Fair value adjustment of preferred stock warrant liability — For the three months ended March 31, 2016, the fair value adjustment of preferred stock warrant liability was $0 compared to $0.7 million for the three months ended March 31, 2015. The $0.7 million increase in the fair value of the preferred stock warrant liability, in the three months ended March 31, 2015, was due primarily to the increase in the fair value of the underlying preferred stock during the same period.

Fair value adjustment of derivative liability — For the three months ended March 31, 2016, the fair value adjustment of derivative liability was $0 compared to $0.4 million for the three months ended March 31, 2015. There were no significant derivative instruments outstanding during the three months ended March 31, 2016. The fair value adjustment of the derivative liability, recorded during the three months ended March 31, 2015, was recognized in connection with three embedded derivatives associated with the 2015 Bridge Notes that were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished.

Liquidity and Capital Resources

Through March 31, 2016, we have incurred an accumulated deficit of $133.8 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our recent Merger. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of March 31, 2016 was $14.8 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances.

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

In addition, we sold 379,387 shares of Company Common Stock at a price of $6.875 per share in a private placement for aggregate gross proceeds of approximately $2.6 million that closed on June 15, 2015 following the Effective Time (the “Ruthigen Private Placement”). On June 11, 2015, Pulmatrix Operating entered into a term loan agreement to borrow $7.0 million, contingent upon the closing of the Merger. On June 16, 2015, we executed a joinder to make our Company a co-borrower on the term loan, and the term loan was funded. We believe that our existing resources, including proceeds from the issuance of convertible promissory notes, the issuance of Pulmatrix Common Stock and Company Common Stock and the term loan, will be sufficient to fund our planned operations into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our preclinical studies and clinical trials. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials or obtain approval of any product candidates from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(4,076)	$(2,152)
Net cash used in investing activities	(73)	(19)
Net cash provided by financing activities	—	4,465

Net increase (decrease) in cash and cash equivalents	$(4,149)	$2,294

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $4.1 million, which was primarily the result of a net loss of $5.7 million, partially offset by $1.4 million of net non-cash adjustments and $0.2 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $1.2 million of stock-based compensation expense and $0.1 million of depreciation and amortization. The net cash inflows associated with changes in operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $0.5 million and an increase in accounts payable of $0.1 million, partially offset by an increase in accrued expenses of $0.5 million.

Net cash used in operating activities for the three months ended March 31, 2015 was $2.2 million, which was primarily the result of a net loss of $1.8 million and $0.8 million of net non-cash adjustments, partially offset by $0.5 million in cash outflows associated with changes in operating assets and liabilities. Our non-cash adjustments included a $0.7 million gain resulting from the decrease in the fair value of the preferred stock warrant liability and a $0.4 million gain resulting from the decrease in the fair value of the derivative liability, partially offset by $0.2 million of non-cash interest expense and $0.1 million of depreciation and amortization. The net cash outflows associated with changes in operating assets and liabilities was primarily due to decreases in accrued expenses and accounts payable totaling $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $0.1 million compared to net cash used in investing activities of $0 for the three months ended March 31, 2015. Net cash provided by investing activities for the three months ended March 31, 2016 was entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $0, as compared to $4.5 million for the three months ended March 31, 2015. Net cash provided by financing activities for the three months ended March 31, 2015 resulted entirely from the issuance of convertible promissory notes and warrants.

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

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain legal existence and governmental approvals and to deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. In general, the term loan prohibits us from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock. As of March 31, 2016, we were in compliance with all covenants.

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents and available for sale securities of $14.8 million and $18.9 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. Although we believe our cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are recorded at fair value.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located outside the United States of America which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of March 31, 2016 and December 31, 2015, we had minimal liabilities denominated in foreign currencies.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: May 5, 2016	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated March 13, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and Ruthigen Merger Corp. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Securities Escrow Agreement, dated June 12, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and VStock Transfer, LLC, as Escrow Agent (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2016 and 2014 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2014 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.