Form 10-Q
period 2016-06-30
Pulmatrix, Inc.
filed 2016-08-04
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016 the registrant had 14,651,909 shares of common stock outstanding excluding 198,617 shares of common stock deliverable on a delayed basis pursuant to restricted stock units that have vested.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 of Pulmatrix, Inc., which was formerly known as Ruthigen, Inc., prior to the consummation on June 15, 2015, of the merger described below.

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

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating being treated as the accounting acquirer of the Company. As such, the historical financial statements of Pulmatrix Operating will be treated as the historical financial statements of the combined company. The results of the post-combination Company for the three and six months ended June 30, 2016, are compared to the financial results for Pulmatrix Operating for the three and six months ended June 30, 2015. The Company’s second quarter ended June 30, 2016, reflects a full quarter of combined entity operating results.

See Notes 1, 2 and 4 of the notes to the condensed consolidated financial statements for additional information.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At June 30, 2016	At December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,788	$18,902
Prepaid expenses and other current assets	1,010	1,560

Total current assets	11,798	20.462
Property and equipment, net	875	685
Long-term restricted cash	204	250
Intangible assets	—	7,534
Goodwill	15,942	15,942

Total assets	$28,819	$44.873

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$2,233	$1,029
Accounts payable	664	1,090
Accrued expenses	1,212	1,486

Total current liabilities	4,109	3,605
Loan payable, net of current portion, debt discount and issuance costs	4,548	5,692
Derivative liability	11	11
Deferred tax liability	—	2,959

Total liabilities	8,668	12,267

Commitments (Note 14)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value — 100,000,000 shares authorized; 14,850,526 and 14,745,754 shares issued and outstanding, including vested restricted stock units of 198,617 and 229,744, at June 30, 2016 and December 31, 2015, respectively.	1	1
Additional paid-in capital	163,110	160,708
Accumulated deficit	(142,960)	(128,103)

Total stockholders’ equity	20,151	32,606

Total liabilities and stockholders’ equity	$28,819	$44,873

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$260	$170	$656	$275
Operating expenses
Research and development	2,441	1,610	5,871	2,528
General and administrative	2,214	9,879	4,623	11,812
Write-off of intangibles, net of tax provision	4,575	—	4,575	—

Total operating expenses	9,230	11,489	15,069	14,340

Loss from operations	(8,970)	(11,319)	(14,413)	(14,065)
Interest expense	(224)	(327)	(448)	(511)
Loss on the conversion of convertible notes	—	(1,170)	—	(1,170)
Fair value adjustment of preferred stock warrant liability	—	582	—	1,309
Fair value adjustment of derivative liability	—	(2,692)	—	(2,291)
Other income, net	7	29	4	29

Net loss	$(9,187)	$(14,897)	$(14,857)	$(16,699)

Net Loss Attributable to Common Stockholders	$(9,187)	$(14,897)	$(14,857)	$(16,699)

Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(5.77)	$(1.01)	$(12.00)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	14,804,606	2,580,144	14,779,244	1,391,048

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,857)	$(16,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	122
Write-off of intangible assets, net of tax provision	4,575	—
Stock-based compensation	2,402	2,745
Stock issued for consulting services in connection with the Merger	—	4,248
Non-cash rent expense	22	20
Non-cash interest expense	103	511
Non-cash debt issuance expense	8	—
Fair value adjustment on preferred stock warrant liability	—	(1,309)
Fair value adjustment on derivative liability	—	2,291
Loss on conversion of convertible notes	—	1,170
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	550	18
Accounts payable	(561)	69
Accrued expenses	(347)	727
Restricted cash	46	(3)

Net cash used in operating activities	(7,942)	(6,082)
Cash flows from investing activities:
Cash acquired from the merger transaction	—	9,671
Purchases of property and equipment	(172)	(50)

Net cash (used in) provided by investing activities	(172)	9,621

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	10,000
Proceeds from exercise of stock options	—	150
Proceeds from issuance of convertible promissory notes	—	4,457
Proceeds from issuance of term loan	—	6,910

Net cash provided by financing activities	—	21,517

Net increase in cash and cash equivalents	(8,114)	25,056
Cash and cash equivalents — beginning of period	18,902	451

Cash and cash equivalents — end of period	$10,788	$25,507

Supplemental disclosures of non - cash financing and investing activities:
Fixed asset purchases in accounts payable at quarter-end	$135	$—

Conversion of convertible notes and accrued interest into common stock	$—	$43,060

Fair value of assets and liabilities acquired in the Merger:
Fair value of assets acquired in Merger	$—	$23,772

Fair value of liabilities assumed in Merger	$—	$(3,022)

Fair value of net assets acquired in the Merger	$—	$20,750

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Prior to the Merger, Ruthigen was a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Following the Merger, Pulmatrix, Inc. and its subsidiaries (the Company) is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory diseases and infections with significant unmet medical needs.

The term “Company” as used in these notes to the condensed consolidated financial statements refers to Pulmatrix Operating prior to the completion of the Merger and Pulmatrix, Inc. subsequent to the completion of the Merger.

Liquidity

At June 30, 2016, the Company had unrestricted cash and cash equivalents of $10,788, an accumulated deficit of $142,960 and working capital of $7,689. The Company believes that it can continue as a going concern as its cash resources at June 30, 2016, combined with anticipated additional non-dilutive financing will be sufficient to allow the Company to fund its current operating plan through the required minimum period of at least the next twelve months from the date of filing this report. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2016.

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

3. Summary of Significant Accounting Policies

In the six months ended June 30, 2016, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s current report on Form 10-K filed with the SEC on March 10, 2016, except as noted below.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective in the annual period ending December 31, 2017, including interim periods within that annual period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of its pending adoption of this standard on its condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the effect that ASU 2016-09 will have on the Company’s financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-10 will have on the Company’s financial position and results of operations.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s financial position and results of operations.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the fair value of net assets acquired in business combinations, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Revenue Recognition

Our principal sources of revenue are income from fees for services. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company has determined that goodwill was not impaired as of June 30, 2016.

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

The fair value of the IPR&D was determined using a discounted cash flow analysis of the expected cash flows to be generated by the IPR&D over its remaining life, net of returns on contributory assets including working capital and real and personal property assets. A discount rate of 26.6% was used in the analysis. The resulting present value of the cash flows was combined with the estimated present value of the amortization tax benefit that a purchaser of the asset could be expected to receive to arrive at the estimated fair value of the IPR&D. The Company believes the assumptions used are consistent and representative of those a market participant would use in estimating the fair value of the IPR&D. If, at the end of the one year waiver period, the Company has not been successful in finding a buyer for RUT58-60, Oculus will have the right to cancel the license agreement and reclaim all rights to RUT58-60. As a sale of RUT58-60 did not take place within the waiver period, the Company revalued its IPR&D of $7,534 to $0 in a complete write-off as of June 30, 2016.

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

The deferred tax liability of $2,959 relates to the temporary difference associated with the $7,534 value of the IPR&D asset, which is not deductible for tax purposes. The deferred tax liability was recorded based on a 39.28% effective tax rate. A full write-off of the deferred tax liability was recorded on June 15, 2016, as the term for the license agreement has terminated.

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

Six months ended June 30, 2015
Total revenues, net	$275
Net loss	(9,625)

The above unaudited pro forma information was determined based on the historical GAAP results of the Company and Ruthigen. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2015. The unaudited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Inclusion of $9,956 of transaction costs for both the Company and Ruthigen from the six months ended June 30, 2015;

(2)	Elimination of $901 of stock-based compensation expense related to the acceleration of vesting of previously unvested Ruthigen awards in connection with the Merger from the six months ended June 30, 2015;

(3)	Elimination of $995 of expense related to stay bonuses from the six months ended June 30, 2015;

(4)	Elimination of $1,309 of other income and $2,291 of other expense related to the change in the fair values of liability-classified warrants and derivative instruments from the six months ended June 30, 2015, respectively, as the Company’s outstanding preferred stock warrants and certain derivative instruments were extinguished in connection with the completion of the Merger;

(5)	Inclusion of $1,170 loss on conversion of convertible notes from the six months ended June 30, 2015, as the Company’s 2015 Bridge Notes were automatically converted to equity upon completion of the Merger; and

(6)	Elimination of $477 of interest expense related to our convertible notes, including the 2015 Bridge Notes, from the six months ended June 30, as all of the Company’s outstanding convertible notes were automatically converted to equity in connection with the closing of the Merger.

5. Goodwill and IPR&D

The Company recognized $15,942 of goodwill in connection with the Merger as discussed in Note 4. As of June 30, 2016, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

As discussed in Note 4, Pulmatrix was unsuccessful in selling the rights to RUT58-60 and the related license rights expired on June 15, 2016. With the expiration of the term for the license agreement, the IPR&D and related deferred tax liability were written off on June 15, 2016. At June 30, 2016, the Company performed a goodwill qualitative assessment and concluded that it was more likely than not that there was no impairment of goodwill.

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

$7,534 of accumulated write-off losses associated with intangible assets were recorded during the three months ended June 30, 2016.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At June 30, 2016	At December 31, 2015
Prepaid Insurance	$355	$220
Prepaid Clinical Trials	153	169
Prepaid Other	36	92
Accounts Receivable	260	275
Deferred Costs	—	598
Other current assets	206	206

Total prepaid and other current assets	$1,010	$1,560

7. Debt

Loan and Security Agreement and Warrant Agreement

On June 11, 2015, the Company entered into a Loan and Security Agreement (“LSA”) with Hercules Technology Growth Capital, Inc. (“Hercules”), for a term loan in a principal amount of $7,000 (“Term Loan”). On June 15, 2015, following the completion of the Merger, the Company signed a joinder agreement with Hercules making it a co-borrower under the LSA. The entire term loan was funded on June 16, 2015. The term loan is secured by substantially all of the Company’s assets, excluding intellectual property.

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through June 30, 2016 the contingency was not resolved.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 12). The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $224 and $448 during the three and six months ended June 30, 2016, respectively of which $173 and $174, respectively, was payable in cash. The Company incurred interest expense of $34 and $34 during the three and six months ended June 30, 2015, respectively of which $27 and $27, respectively, was payable in cash.

The carrying amounts of the Company’s Term Loan as of June 30, 2016 and December 31, 2015 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — December 31, 2015	$7,000	$(248)	$(31)	$6,721
Accretion of debt discount		52	—	52
Accretion of issuance costs			8	8

Balance — June 30, 2016	$7,000	$(196)	$(23)	6,781
Current portion of debt, net of debt discount and carrying costs				2,233

Loan Payable, net of current portion and carrying costs				$4,548

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2016	$1,046
2017	2,698
2018	3,256

$7,000

Interest expense for the six months ended June 30, 2016 and 2015 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Hercules Term Loan	$224	$34	$448	$34
Notes, including 5X Notes	—	—	—	18
2015 Bridge Notes	—	293	—	459

	$224	$327	$448	$511

8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At June 30, 2016	At December 31, 2015
Accrued vacation	$89	$45
Accrued wages and incentive	456	673
Accrued clinical & consulting	464	622
Accrued legal & patent	44	62
Accrued end of term fee	106	55
Deferred Rent	25	4
Accrued other expenses	28	25

Total accrued expenses	$1,212	$1,486

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

10. Warrants

Common Stock Warrants Issued in Pulmatrix Operating Private Placement

At June 30, 2016, the Company had outstanding warrants to purchase 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share. The warrants were issued on June 15, 2015 immediately prior to the Effective Time in connection with the Pulmatrix Operating Private Placement.

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

1,219,000 Series A Warrants were outstanding at December 31, 2015. There were no exercises of any Series A Warrants prior to March 26, 2016 and they expired according to their terms on March 26, 2016. As no Series A Warrants were exercised, no Series B Warrants were issued. There are no Series A nor Series B Warrants outstanding at June 30, 2016.

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

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Warrants	Issue Date	Classification	Exercisable For	June 30, 2016	December 31, 2015
Private Placement Warrants	June 15, 2015	Equity	Common Stock	3,190,030	3,190,030
Hercules Warrants	June 15, 2015	Equity	Common Stock	25,150	25,150
MTS Warrants	August 31, 2015	Equity	Common Stock	30,000	30,000

Warrants Assumed in Merger
Series A Warrants	March - May 2014	Equity	Common Stock	—	1,219,000
Representative’s Warrants	March 2014	Equity	Common Stock	37,100	37,100
Underwriter’s Warrants	March 2014	Equity	Common Stock	2,160	2,160

11. Stock-Based Compensation

The Company sponsors the Ruthigen, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, and immediately following the Effective Time, renamed the plan the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was amended and restated at the Effective Time to, among other things, (i) increase the number of shares of Company Common Stock authorized under the plan, (ii) comply with the requirements imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, and (iii) provide an increase in the number of shares of Company Common Stock available for issuance under the 2013 Plan’s “evergreen” provision. As of June 30, 2016, the 2013 Plan provides for the grant of up to 3,450,549 shares of Company Common Stock, of which 548,752 shares remained available for future grant.

At the Effective Time, the Company assumed Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). At the Effective Time, the Company terminated the Original 2013 Plan as to future awards. A total of 658,904 shares of Company Common Stock may be delivered under options outstanding as of June 30, 2016 under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

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

Options

During the first six months of 2016, the Company granted options to purchase 703,550 shares of Company Common Stock to employees and options to purchase 44,000 shares of Company Common Stock to directors. At the date of grant the fair value of those options aggregated to $1,982 and $123 respectively. The stock options granted vest over 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company, Time Based Options vest 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the Vesting Start Date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,316,569	$8.59
Granted	747,550	$2.82
Exercised	(277)	$1.71
Forfeited or expired	(46,299)	$5.50

Outstanding — June 30, 2016	3,017,543	$7.21	8.34	$9

Exercisable — June 30, 2016	1,119,726	$6.15	6.83	$8

The estimated fair values of employee stock options granted during the six months ended June 30, 2016 and 2015, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected option life (years)	6.22	1.48 - 6.12	6.22	1.48 - 6.22
Risk-free interest rate	1.81%	0.68% - 1.91%	1.61%-1.94%	0.68% - 1.91%
Expected volatility	71%	65.85% - 73.33%	70%-71%	73.33% - 132.0%
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future As of June 30, 2016 there was $5,596 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock Units

In connection with the Merger, the Company signed one-year employment agreements with the former CEO and CFO of Ruthigen pursuant to which the Company granted such persons 329,052 restricted stock units (the “RSUs”) of which 130,435 RSUs were immediately vested upon the date of the grant and 49,654 RSUs vested during both the three and six months ended June 30, 2016. The shares of common stock underlying the RSUs held by the former CEO and CFO of Ruthigen are deliverable one year after the applicable vesting date of the respective RSU. In August 2015, the Company granted 10,374 RSUs to other employees that vest over a two year period. The Company recorded stock-based compensation expense of $528 and $1,164 for the RSUs that vested during the three and six months ended June 30, 2016, respectively.

The following table summarizes RSU activity for the six months ended June 30, 2016:

	Number of Units	Weighted-Average Grant Date Fair Value	Total Grant Date Fair Value
Outstanding — December 31, 2015	109,682	$11.97	$1,314
Granted	—	—	—
Vested	(104,495)	$12.30	(1,285)
Forfeited or expired	—	—	—

Outstanding — June 30, 2016	5,187	$5.50	$29

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$226	$50	$439	$81
General and administrative	943	2,661	1,963	2,664

Total stock based compensation expense	$1,169	$2,711	$2,402	$2,745

12. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and the input categories associated with those liabilities, is as follows:

	June 30, 2016
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

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At June 30, 2016
Probability of an event of default	10%	*
Prepayment penalties	1.0% - 3.0%	*
End of term payment	$245,000	*
Risk-free interest rate	1.01%	*

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

*	Management determined that there were no changes in the assumptions underlying the value of the derivative instrument between the date of issuance, June 16, 2015, and June 30, 2016.

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — December 31, 2015	$11
Change in fair value	—

Balance — June 30, 2016	$11

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

13. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2016 and 2015 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(9,187)	$(14,897)	$(14,857)	$(16,699)
Accretion of redeemable preferred stock		—		—

Net loss attributable to common stockholders	$(9,187)	$(14,897)	$(14,857)	$(16,699)

Denominator:
Weighted average common shares outstanding—basic and diluted	14,804,606	2,580,144	14,779,244	1,391,048
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(5.77)	$(1.01)	$(12.00)

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of June 30,
	2016	2015
Options to purchase common stock	3,017,543	1,983,470
Warrants to purchase common stock	3,284,440	4,512,700
Restricted Stock Units	5,187	329,052
Settlement of term loan	85,251	85,251

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

Future minimum lease payments under non-cancelable operating lease for office and lab space is as follows:

Amount
2016	305
2017	632
2018	654
2019	676
2020	698

Total	$2,965

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

Business

Prior to the Merger, Ruthigen was a biopharmaceutical company focused on pioneering new hypochlorus acid, or HOCl, based therapies designed to improve patient outcomes and reduce healthcare costs associated with infections related to post-operative invasive procedures. Following the Merger, Pulmatrix, Inc. and its subsidiaries (the Company) is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory diseases and infections with significant unmet medical needs.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	initiate and expand clinical trials for PUR1900 for patients with severe lung disease;

•	seek regulatory approval for our product candidates;

•	hire personnel to support our product development, commercialization and administrative efforts; and

•	advance the research and development related activities for inhaled therapeutic products in our pipeline.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs including PUR1900, our lead anti-infective for patients with severe lung disease, PUR0200, our lead COPD bronchodilator, and PUR1500, our preclinical stage therapeutic for treatment of idiopathic pulmonary fibrosis (IPF). In order to move these programs forward along our development timelines, we maintain a significant staff of research and development employees (68% of staff). In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture, characterization, and in vitro/in vivo evaluation of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Write-off of Intangibles, Net of Tax Provision

Write-off of intangibles is comprised of the write-down of the IPR&D, net of tax provision, which was acquired from Ruthigen in connection with the Merger. The acquired IPR&D consisted of RUT58-60, a proprietary formulation of HOC1 and Ruthigen’s lead drug candidate.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the fair value of net assets acquired in business combinations, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Revenue Recognition

Our principal sources of revenue are income from fees for services. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company has determined that goodwill was not impaired as of June 30, 2016.

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

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. The Company determined that there was a full write-off of its IPR&D of $7,534 and the related deferred tax liability of $2,959. As of June 30, 2016, a full write-off was recorded that totaled a net $4,575.

Results of Operations

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended June 30,		Change
	2016	2015	$	%
Revenue	$260	$170	$90	53%
Operating expenses
Research and development	2,441	1,610	831	52%
General and administrative	2,214	9,879	(7,665)	(78)%
Write-off of intangibles, net of tax provision	4,575	—	4,575	—

Total operating expenses	9,230	11,489	(2,259)	(20)%

Loss from operations	(8,970)	(11,319)	2,349	(61)%
Interest expense	(224)	(327)	103	(31)%
Loss on the conversion of convertible notes	—	(1,170)	1,170	(100)%
Fair value adjustment of preferred stock warrant liability	—	582	(582)	(100)%
Fair value adjustment of derivative liability	—	(2,692)	2,692	(100)%
Other income, net	7	29	(22)	(76)%

Net loss	$(9,187)	$(14,897)	$5,710	(38)%

Revenue — For the three months ended June 30, 2016, revenue was $0.3 million compared to $0.2 million for the three months ended June 30, 2015, an increase of $0.1 million. This increase was the result of increased revenue recognized under our collaboration agreement with Mylan.

Research and development expenses — For the three months ended June 30, 2016, research and development expense was $2.4 million compared to $1.6 million for the three months ended June 30, 2015, an increase of $0.8 million. The increase was primarily due to increases of $0.7 million on the PUR1900 project and $0.1 million in employment related costs.

General and administrative expenses — For the three months ended June 30, 2016, general and administrative expense was $2.2 million compared to $9.9 million for the three months ended June 30, 2015, an decrease of $7.7 million. The decrease was due to costs incurred during the three months ended June 30, 2015 that did not reoccur. The expense reductions were primarily comprised of $1.7 million in employee stock-based compensation expense and Merger related costs comprised of $2.5 million in advisory costs and $3.4 million in legal expenses.

Write-off of intangibles, net of tax provision – For the three months ended June 30, 2016, the write-off of intangibles, net of tax provision, was $4.6 million compared to $0 for the three months ended June 30, 2015. As a result of the agreement lapse, a full write-off was made of both the IPR&D acquired from the Merger, $7.5 million, and the associated deferred tax liability, $2.9 million, as of June 30, 2016.

Interest expense — For the three months ended June 30, 2016, interest expense was $0.2 million compared to $0.3 million for the three months ended June 30, 2015. Interest expense incurred, during the three months ended June 30, 2016, related to the term loan agreement that we entered into in June 2015.

Loss on the conversion of convertible notes – For the three months ended June 30, 2016, the loss on the conversion of convertible notes was $0 compared to $1.2 million for the three months ended June 30, 2015. In 2015, the loss on the conversion or exchange of convertible notes was due to the difference between the fair value of the common shares issued upon exchange and the combined carrying amounts of $4.5 million aggregate principal amount of notes that were issued in February 2015 (the “2015 Bridge Notes”), related accrued interest, embedded compound derivatives and unamortized issuance costs in connection with the Merger.

Fair value adjustment of preferred stock warrant liability — For the three months ended June 30, 2016, the fair value adjustment of preferred stock warrant liability was $0 compared to $0.6 million for the three months ended June 30, 2015. The $0.6 million decrease in the fair value of the preferred stock warrant liability, in the three months ended June 30, 2015, was due to the imminent cancellation of the warrants immediately prior to the Effective Time, per the terms of the Note Conversion and Warrant Termination Agreement executed in March 2015.

Fair value adjustment of derivative liability — For the three months ended June 30, 2016, the fair value adjustment of derivative liability was $0 compared to $2.7 million for the three months ended June 30, 2015. There were no significant derivative instruments outstanding during the three months ended June 30, 2016. The fair value adjustment of the derivative liability, recorded during the three months ended June 30, 2015, was recognized in connection with three embedded derivatives associated with the 2015 Bridge Notes that were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six months ended June 30,		Change
	2016	2015	$	%
Revenue	$656	$275	$381	139%
Operating expenses
Research and development	5,871	2,528	3,343	132%
General and administrative	4,623	11,812	(7,189)	(61)%
Write-off of intangibles, net of tax provision	4,575	—	4,575	100%

Total operating expenses	15,069	14,340	729	(27)%

Loss from operations	(14,413)	(14,065)	(348)	(3)%
Interest expense	(448)	(511)	63	(12)%
Loss on the conversion of convertible notes	—	(1,170)	1,170	(100)%
Fair value adjustment of preferred stock warrant liability	—	1,309	(1,309)	(100)%
Fair value adjustment of derivative liability	—	(2,291)	2,291	(100)%
Other income, net	4	29	(25)	(86)%

Net loss	$(14,857)	$(16,699)	$1,842	(11)%

Revenue — For the six months ended June 30, 2016, revenue was $0.7 million compared to $0.3 million for the six months ended June 30, 2015, an increase of $0.4 million. This increase was the result of increased revenue recognized under our collaboration agreement with Mylan.

Research and development expenses — For the six months ended June 30, 2016, research and development expense was $5.9 million compared to $2.5 million for the six months ended June 30, 2015, an increase of $3.3 million. The increase was primarily due to increases of $2.3 million on the PUR1900 project, $0.3 million on the PUR0200 project, $0.1 million on the PUR1500 project and $0.6 million in employment related costs.

General and administrative expenses — For the six months ended June 30, 2016, general and administrative expense was $4.6 million compared to $11.8 million for the six months ended June 30, 2015, an decrease of $7.2 million. The decrease was due to costs incurred during the six months ended June 30, 2015 that did not reoccur. The expense reductions were primarily comprised of $0.7 million in employee stock-based compensation expense Merger related costs comprised of $2.8 million in advisory costs and $3.9 million in legal expenses.

Write-off of intangibles, net of tax provision – For the six months ended June 30, 2016, the write-off of intangibles, net of tax provision, was $4.6 million compared to $0 for the six months ended June 30, 2015. As a result of the agreement lapse, a full write-off was made of both the IPR&D acquired from the Merger, $7.5 million, and the associated deferred tax liability, $2.9 million, as of June 30, 2016.

Interest expense — For the six months ended June 30, 2016, interest expense was $0.4 million compared to $0.5 million for the six months ended June 30, 2015. Interest expense incurred, during the six months ended June 30, 2016, related to the term loan agreement that we entered into in June 2015.

Loss on the conversion of convertible notes – For the six months ended June 30, 2016, the loss on the conversion of convertible notes was $0 compared to $1.2 million for the six months ended June 30, 2015. In 2015, the loss on the conversion or exchange of convertible notes was due to the difference between the fair value of the common shares issued upon exchange and the combined carrying amounts of $4.5 million aggregate principal amount of notes that were issued in February 2015 (the “2015 Bridge Notes”), related accrued interest, embedded compound derivatives and unamortized issuance costs in connection with the Merger.

Fair value adjustment of preferred stock warrant liability — For the six months ended June 30, 2016, the fair value adjustment of preferred stock warrant liability was $0 compared to $1.3 million for the six months ended June 30, 2015. The $1.3 million decrease in the fair value of the preferred stock warrant liability, in the six months ended June 30, 2015, was due to the imminent cancellation of the warrants immediately prior to the Effective Time, per the terms of the Note Conversion and Warrant Termination Agreement executed in March 2015.

Fair value adjustment of derivative liability — For the six months ended June 30, 2016, the fair value adjustment of derivative liability was $0 compared to $2.3 million for the six months ended June 30, 2015. There were no significant derivative instruments outstanding during the six months ended June 30, 2016. The fair value adjustment of the derivative liability, recorded during the six months ended June 30, 2015, was recognized in connection with six embedded derivatives associated with the 2015 Bridge Notes that were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished.

Liquidity and Capital Resources

Through June 30, 2016, we have incurred an accumulated deficit of $143.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our recent Merger. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of June 30, 2016 was $10.8 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances.

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

In addition, we sold 379,387 shares of Company Common Stock at a price of $6.875 per share in a private placement for aggregate gross proceeds of approximately $2.6 million that closed on June 15, 2015 following the Effective Time (the “Ruthigen Private Placement”). On June 11, 2015, Pulmatrix Operating entered into a term loan agreement to borrow $7.0 million, contingent upon the closing of the Merger. On June 16, 2015, we executed a joinder to make our Company a co-borrower on the term loan, and the term loan was funded. We believe that we can continue as a going concern as our cash resources at June 30, 2016 combined with anticipated non-dilutive financing and proceeds from the issuance of Company Common Stock will be sufficient to allow the Company to fund our financing obligations and operating plan through the required minimum period of at least the next twelve months from the date of filing this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our preclinical studies and clinical trials. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials or obtain approval of any product candidates from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(7,942)	$(6,082)
Net cash (used in) provided by investing activities	(172)	9,621
Net cash provided by financing activities	—	21,517

Net increase (decrease) in cash and cash equivalents	$(8,114)	$25,056

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $7.9 million, which was primarily the result of a net loss of $14.9 million and $0.4 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $7.2 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $4.6 million of the write-off of IPR&D, net of tax provision, $2.4 million of stock-based compensation expense, $0.1 million of depreciation and amortization and $0.1 million of non-cash interest expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a $0.9 million decrease accounts payable and accrued expenses, partially offsets by $0.5 million decrease in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $0.2 million compared to net cash provided by investing activities of $9.6 million for the six months ended June 30, 2015. Net cash used in investing activities for the six months ended June 30, 2016 was entirely due to purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2015 represents Ruthigen’s cash balance immediately prior to the Effective Time.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $0, as compared to $21.5 million for the six months ended June 30, 2015. Net cash provided by financing activities for the six months ended June 30, 2015 resulted primarily from the issuance of Pulmatrix Operating common stock and warrants for proceeds of $10.0 million in the Pulmatrix Operating Private Placement, $6.9 million from the issuance of term loans, $4.5 million from the issuance of the 2015 Bridge Notes and $0.1 million in proceeds from the exercise of common stock.

Financings

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support clinical development of our PUR1900 program through completion of a Phase IB trial, research and development staff working on chemistry manufacturing and control activities in support of PUR0200, and pre-clinical evaluation of PUR1500 for IPF. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain legal existence and governmental approvals and to deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. In general, the term loan prohibits us from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock. As of June 30, 2016, we were in compliance with all covenants.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $10.8 million and $18.9 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located outside the United States of America which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of June 30, 2016 and December 31, 2015, we had minimal liabilities denominated in foreign currencies.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 4, 2016	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated March 13, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and Ruthigen Merger Corp. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.