Form 10-Q
period 2016-09-30
Pulmatrix, Inc.
filed 2016-11-04
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of Nov 2, 2016 the registrant had 14,701,564 shares of common stock outstanding excluding 148,962 shares of common stock deliverable on a delayed basis pursuant to restricted stock units that have vested.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 of Pulmatrix, Inc., which was formerly known as Ruthigen, Inc., prior to the consummation on June 15, 2015, of the merger described below.

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

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating being treated as the accounting acquirer of the Company. As such, the historical financial statements of Pulmatrix Operating will be treated as the historical financial statements of the combined company. The Company’s third quarter ended September 30, 2016, reflects a full quarter of combined entity operating results.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At September 30, 2016	At December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,313	$18,902
Prepaid expenses and other current assets	1,022	1,560

Total current assets	8,335	20,462
Property and equipment, net	999	685
Long-term restricted cash	204	250
Intangible assets	—	7,534
Goodwill	15,942	15,942

Total assets	$25,480	$44,873

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$2,511	$1,029
Accounts payable	401	1,090
Accrued expenses	1,193	1,486

Total current liabilities	4,105	3,605
Loan payable, net of current portion, debt discount and issuance costs	3,893	5,692
Derivative liability	11	11
Deferred tax liability	—	2,959

Total liabilities	8,009	12,267

Commitments (Note 13)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value — 100,000,000 shares authorized; 14,850,526 and 14,745,754 shares issued and outstanding, including vested restricted stock units of 148,962 and 229,744, at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	163,586	160,708
Accumulated deficit	(146,116)	(128,103)

Total stockholders’ equity	17,471	32,606

Total liabilities and stockholders’ equity	$25,480	$44,873

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$61	$651	$718	$926
Operating expenses
Research and development	1,507	2,193	7,378	4,721
General and administrative	1,550	3,119	6,173	14,929
Write-off of intangibles, net of tax provision	—	—	4,575	—

Total operating expenses	3,057	5,312	18,126	19,650

Loss from operations	(2,996)	(4,661)	(17,408)	(18,724)
Interest expense	(225)	(220)	(673)	(731)
Loss on the conversion of convertible notes	—	—	—	(1,170)
Fair value adjustment of preferred stock warrant liability	—	—	—	1,309
Fair value adjustment of derivative liability	—	—	—	(2,291)
Other income, net	64	(51)	68	(24)

Net loss	$(3,157)	$(4,932)	(18,013)	(21,631)

Net Loss Attributable to Common Stockholders	$(3,157)	$(4,932)	$(18,013)	$(21,631)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.34)	$(1.22)	$(3.69)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	14,850,526	14,654,427	14,803,378	5,860,758

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,013)	$(21,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	179
Write-off of intangible assets, net of tax provision	4,575	—
Stock-based compensation	2,878	4,272
Stock issued for consulting services in connection with the Merger		4,248
Non-cash rent expense	32	17
Non-cash interest expense	159	533
Non-cash debt issuance expense	13	—
Fair value adjustment on preferred stock warrant liability	—	(1,309)
Fair value adjustment on derivative liability	—	2,291
Loss on conversion of convertible notes	—	1,170
Loss/(Gain) on disposal of property and equipment	(60)	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	538	(801)
Accounts payable	(689)	709
Accrued expenses	(402)	821
Restricted cash	46	(3)

Net cash used in operating activities	(10,740)	(9,494)
Cash flows from investing activities:
Cash acquired from the merger transaction	—	9,671
Purchases of property and equipment	(437)	(120)

Net cash (used in) provided by investing activities	(437)	9,551

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	10,000
Proceeds from exercise of stock options	—	151
Proceeds from issuance of convertible promissory notes	—	4,457
Term loan principal payments	(412)	6,910

Net cash (used in) provided by financing activities	(412)	21,518

Net increase in cash and cash equivalents	(11,589)	21,575
Cash and cash equivalents — beginning of period	18,902	451

Cash and cash equivalents — end of period	$7,313	$22,026

Supplemental disclosures of non—cash financing and investing activities:
Conversion of convertible notes and accrued interest into common stock	$—	$43,060

Fair value of assets and liabilities acquired in the Merger:
Fair value of assets acquired in Merger	$—	$23,772

Fair value of liabilities assumed in Merger	$—	$(3,022)

Fair value of net assets acquired in the Merger	$—	$20,750

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Liquidity

At September 30, 2016, the Company had unrestricted cash and cash equivalents of $7,313, an accumulated deficit of $146,116 and working capital of $4,230. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If unable to raise additional capital when required or on acceptable terms, the Company may have to (i) delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize ourselves on unfavorable terms.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements as of September 30, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2016.

3. Summary of Significant Accounting Policies

In the nine months ended September 30, 2016, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s current report on Form 10-K filed with the SEC on March 10, 2016, except as noted below.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the ASU 2016-15 and does not believe this ASU will have a material impact on its condensed consolidated financial statements

Use of Estimates

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of September 30, 2016.

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

4. Goodwill and IPR&D

The Company recognized $15,942 of goodwill in connection with the Merger. As of September 30, 2016, there were no accumulated impairment losses. Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company.

Pulmatrix was unsuccessful in selling the rights to RUT58-60 and the related license rights expired on June 15, 2016. With the expiration of the term for the license agreement, the IPR&D and related deferred tax liability were written off on June 15, 2016. At September 30, 2016, the Company performed a goodwill qualitative assessment and concluded that it was more likely than not that there was no impairment of goodwill.

The Company recognized $7,534 of IPR&D in connection with the Merger. The acquired IPR&D consisted of RUT58-60, a proprietary formulation of HOC1 and Ruthigen’s lead drug candidate, which was designed to prevent and treat infection in invasive applications. The Company determined that there was a full write-off of its IPR&D of $7,534 and the related deferred tax liability of $2,959. As of Sept 30, 2016, a full write-off was recorded that totaled a net $4,575.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At September 30, 2016	At December 31, 2015
Prepaid Insurance	$280	$220
Prepaid Clinical Trials	355	169
Prepaid Other	181	92
Accounts Receivable	—	275
Deferred Costs	—	598
Other current assets	206	206

Total prepaid and other current assets	$1,022	$1,560

6. Debt

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through September 30, 2016 the contingency was not resolved.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 11). The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $225 and $673 during the three and nine months ended September 30, 2016, respectively of which $169 and $516, respectively, was payable in cash. The Company incurred interest expense of $220 and $254 during the three and nine months ended September 30, 2015, respectively of which $170 and $198, respectively, was payable in cash. The carrying amounts of the Company’s Term Loan as of September 30, 2016 and December 31, 2015 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2016	$7,000	$(248)	$(31)	$6,721
Accretion of debt discount	—	82	—	82
Accretion of issuance costs	—	—	13	13
Principal payments	(412)	—	—	(412)

Balance — September 30, 2016	$6,588	$(166)	$(18)	$6,404

Current portion of debt, net of debt discount and carrying costs				$2,511
Long term portion of debt, net of current portion and carrying costs				3,893

Balance — September 30, 2016				$6,404

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2016	$634
2017	2,698
2018	3,256

$6,588

Interest expense for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2016	2015	2016	2015
Hercules Term Loan	$225	$220	$673	$254
Notes, including 5X Notes	—	—	—	18
2015 Bridge Notes	—	—	—	459

	$225	$220	$673	$731

7. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At September 30, 2016	At December 31, 2015
Accrued vacation	$64	$45
Accrued wages and incentive	583	673
Accrued clinical & consulting	285	622
Accrued legal & patent	74	62
Accrued end of term fee	131	55
Deferred Rent	36	4
Accrued other expenses	20	25

Total accrued expenses	$1,193	$1,486

8. Common Stock

Pulmatrix Operating Private Placement

On June 15, 2015, immediately prior to the Merger, pursuant to a securities purchase agreement between the Company and certain existing investors of the Company dated March 13, 2015, the Company sold to such investors 24,538,999 units, with each unit consisting of (i) one share of Pulmatrix Operating’s common stock and (ii) a warrant representing the right to purchase 2.193140519 shares of Pulmatrix Operating common stock at an exercise price of $0.448266 per share (each pre-Reverse Stock Split and before giving effect to the Exchange Ratio), for aggregate gross proceeds of $10,000 (the “Pulmatrix Operating Private Placement”). Upon the Effective Time, the Pulmatrix Operating common stock underlying the units was exchanged for an aggregate of 1,454,553 shares of Company Common Stock, and the warrants underlying the units were converted into warrants to purchase an aggregate of 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share. The proceeds from the issuance of the units were allocated between the Company Common Stock and the warrants based on their relative fair values.

Ruthigen Private Placement

Immediately after the Merger, the Company closed a private placement of 379,387 shares of Company Common Stock at a price of $6.875 per share in a private placement for aggregate gross proceeds of approximately $2.6 million (the “Ruthigen Private Placement”).

9. Warrants

Common Stock Warrants Issued in Pulmatrix Operating Private Placement

At September 30, 2016, the Company had outstanding warrants to purchase 3,190,030 shares of Company Common Stock at an exercise price of $7.563 per share. The warrants were issued on June 15, 2015 immediately prior to the Effective Time in connection with the Pulmatrix Operating Private Placement.

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

1,219,000 Series A Warrants were outstanding at December 31, 2015. There were no exercises of any Series A Warrants prior to March 26, 2016 and they expired according to their terms on March 26, 2016. As no Series A Warrants were exercised, no Series B Warrants were issued. There are no Series A nor Series B Warrants outstanding at September 30, 2016.

Ruthigen issued to the representative of the underwriters in the IPO warrants to purchase 37,100 shares of the Company’s common stock at an exercise price of $22.65625 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable commencing on March 21, 2015 and expire on March 21, 2019.

Following the closing of the IPO and in connection with the IPO, the underwriters exercised a portion of the over-allotment option. In connection with the underwriters’ partial exercise of the over-allotment option, Ruthigen issued to the representative of the underwriters a five-year warrant to purchase an additional 2,160 shares of the Company’s common stock at an exercise price of $22.65625 per share (“Underwriter’s Warrant”). The Underwriter’s Warrant is exercisable commencing one year from the date of issuance and expire on March 21, 2019.

Common Stock Warrants Issued with Term Loan

As described in Note 6, on June 11, 2015, Pulmatrix Operating entered into a LSA with Hercules for a Term Loan in the principal amount of $7,000. On June 16, 2015, in connection with the LSA, the Company granted to Hercules a warrant to purchase 25,150 shares of Company Common Stock (the “Hercules Warrants”) at an exercise price of $8.35 per share. The warrants are exercisable in whole or in part any time prior to the expiration date of June 16, 2020. In the event the warrants are not fully exercised and the fair market value of one share of Company Common Stock is greater than the exercise price of the warrant, upon the expiration date any outstanding warrants will be automatically exercised for shares of Company Common Stock on a net basis. A portion of the proceeds from the Term Loan were allocated to the warrants based on their grant date fair value. The value allocated to the warrants of $198 was classified within equity on Company’s condensed consolidated balance sheet, with a corresponding amount recorded as a discount to the debt. The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

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

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Warrants	Issue Date	Classification	Exercisable For	September 30, 2016	December 31, 2015
Private Placement Warrants	June 15, 2015	Equity	Common Stock	3,190,030	3,190,030
Hercules Warrants	June 15, 2015	Equity	Common Stock	25,150	25,150
MTS Warrants	August 31, 2015	Equity	Common Stock	30,000	30,000
Warrants Assumed in Merger
Series A Warrants	March - May 2014	Equity	Common Stock	—	1,219,000
Representative’s Warrants	March 21, 2014	Equity	Common Stock	37,100	37,100
Underwriter’s Warrants	March 21, 2014	Equity	Common Stock	2,160	2,160

10. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was amended and restated at the Effective Time to, among other things, (i) increase the number of shares of Company Common Stock authorized under the plan, (ii) comply with the requirements imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, and (iii) provide an increase in the number of shares of Company Common Stock available for issuance under the 2013 Plan’s “evergreen” provision. As of September 30, 2016, the 2013 Plan provides for the grant of up to 3,450,549 shares of Company Common Stock, of which 542,465 shares remained available for future grant.

At the Effective Time, the Company assumed Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). At the Effective Time, the Company terminated the Original 2013 Plan as to future awards. A total of 644,054 shares of Company Common Stock may be delivered under options outstanding as of September 30, 2016 under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

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

Options

During the first nine months of 2016, the Company granted options to purchase 703,550 shares of Company Common Stock to employees and options to purchase 52,800 shares of Company Common Stock to directors. At the date of grant the fair value of those options aggregated to $1,982 and $137 respectively. The stock options granted vest over 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company, Time Based Options vest 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the Vesting Start Date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2016	2,316,569	$8.59
Granted	756,350	$2.80
Exercised	(277)	$1.71
Forfeited or expired	(63,662)	$4.98

Outstanding — September 30, 2016	3,008,980	$7.21	8.14	$1

Exercisable — September 30, 2016	1,195,276	$6.53	6.83	$—

The estimated fair values of total stock options granted during the three and nine months ended September 30, 2016 and 2015, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected option life (years)	6.22	6.22	6.22	6.22
Risk-free interest rate	1.60%	1.94%	1.60% - 1.94%	1.79% - 2.12%
Expected volatility	87%	77%	70% - 87%	76.0% - 132.0%
Forfeiture Rate	—	.021%	.017% - .022%	.021% - 6.80%
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The forfeiture rate is calculated for non-performance grants based on actual forfeiture historical values. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future As of September 30, 2016 there was $4,978 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

In connection with the Merger, the Company signed one-year employment agreements with the former CEO and CFO of Ruthigen pursuant to which the Company granted such persons 329,052 restricted stock units (the “RSUs”) of which 130,435 RSUs were immediately vested upon the date of the grant and 99,309 RSUs vested during the remainder of 2015. 0 and 99,308 RSUs vested during the three months and nine months ended September 30, 2016, respectively. The shares of common stock underlying the RSUs held by the former CEO and CFO of Ruthigen are deliverable one year after the applicable vesting date of the respective RSU. In August 2015, the Company granted 10,374 RSUs to other employees that vest over a two year period. The Company recorded stock-based compensation expense of $7 and $1,171 for the RSUs that vested during the three and nine months ended September 30, 2016, respectively.

The following table summarizes RSU activity for the nine months ended September 30, 2016:

	Number of Units	Weighted-Average Grant Date Fair Value	Total Grant Date Fair Value
Outstanding — January 1, 2016	109,682	$11.97	$1,314
Granted	—
Vested	(104,495)	$12.30	(1,285)
Forfeited or expired	—

Outstanding — September 30, 2016	5,187	$5.50	29

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$63	$164	$502	$225
General and administrative	413	2,277	2,376	4,047

Total stock based compensation expense	$476	$2,441	$2,878	$4,272

11. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and the input categories associated with those liabilities, is as follows:

	September 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$11	$11

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$11	$11

Embedded Compound Derivatives — LSA with Hercules

As described in Note 6, the LSA contains an interest rate reset upon an event of default and a put option upon an event of default or qualified change of control. Each of these features represents an embedded derivative instrument requiring bifurcation from the Term Loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The proceeds from the issuance of the Term Loan were allocated first to the warrant and compound derivative at their respective fair values, with the residual going to the carrying amount of the loan resulting in a discount to the face value of the debt. The fair value of the compound derivative upon issuance of $11 was recognized as a derivative liability and will be adjusted to fair value at each reporting date. The fair value of the derivative instruments is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used an income approach to estimate the fair value of the derivative liability and estimated the probability of an event of default occurring at various dates and then estimates the present value of the amount the holders would receive upon an event of default.

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At September 30, 2016
Probability of an event of default	10%	*
Prepayment penalties	1.0% - 3.0%	*
End of term payment	$245,000	*
Risk-free interest rate	1.01%	*

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

*	Management determined that there were no changes in the assumptions underlying the value of the derivative instrument between the date of issuance, June 16, 2015, and September 30, 2016.

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2016	$11
Change in fair value	—

Balance — September 30, 2016	$11

Gains and/or losses (if any) arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

12. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2016 and 2015 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,157)	$(4,932)	$(18,013)	$(21,631)
Accretion of redeemable preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(3,157)	$(4,932)	$(18,013)	$(21,631)

Denominator:
Weighted average common shares outstanding—basic and diluted	14,850,526	14,654,427	14,803,378	5,860,758
Net loss per share attributable to common stockholders—basic and diluted	$(0.21)	$(0.34)	$(1.22)	$(3.69)

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of September 30,
	2016	2015
Options to purchase common stock	3,008,980	2,224,270
Warrants to purchase common stock	3,284,440	4,503,440
Restricted Stock Units	5,187	159,336
Settlement of term loan	85,251	85,251

13. Commitments

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

Future minimum lease payments under non-cancelable operating lease for office and lab space is as follows:

Amount
2016	153
2017	632
2018	654
2019	676
2020	698

Total	$2,813

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

Business

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

Since our inception in 2003, we have devoted substantially all of our efforts to product research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date through proceeds from issuances of common and convertible preferred stock, issuances of convertible debt, collaborations with third parties and non-dilutive grants received from government agencies.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs including PUR1900, our lead anti-infective for patients with severe lung disease, PUR0200, our lead COPD bronchodilator, and PUR1500, our preclinical stage therapeutic for treatment of idiopathic pulmonary fibrosis (IPF). In order to move these programs forward along our development timelines, we maintain a significant staff of research and development employees (69% of staff). In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture, characterization, and in vitro/in vivo evaluation of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of September 30, 2016.

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

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. As of September 30, 2016, a full write-off of its IPR&D of $7,534 and the related deferred tax liability of $2,959 was recorded that totaled a net $4,575.

Results of Operations

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,		Change
	2016	2015	$
Revenue	$61	$651	$(590)
Operating expenses
Research and development	1,507	2,193	(686)
General and administrative	1,550	3,119	(1,569)

Total operating expenses	3,057	5,312	(2,255)

Loss from operations	(2,996)	(4,661)	1,665
Interest expense	(225)	(220)	(5)
Other income, net	64	(51)	115

Net loss	$(3,157)	$(4,932)	$1,775

Revenue — For the three months ended September 30, 2016, revenue was $0.1 million compared to $0.7 million for the three months ended September 30, 2015, a decrease of $0.6 million. This decrease was the result of the decreased revenue associated with the conclusion of the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — For the three months ended September 30, 2016, research and development expense was $1.5 million compared to $2.2 million for the three months ended September 30, 2015, an decrease of $0.7 million. The decrease was primarily due to decreases of $0.6 million on the PUR0200 project and $0.1 million on the PUR1900 project costs.

General and administrative expenses For the three months ended September 30, 2016, general and administrative expense was $1.6 million compared to $3.1 million for the three months ended September 30, 2015, an decrease of $1.6 million. The decrease was due to costs incurred during the three months ended September 30, 2015 that did not reoccur. The expense reductions were primarily comprised of $0.7 million in employee stock-based compensation expense and Merger related costs comprised of $0.5 million in advisory costs and $0.3 million in non-employee stock-based compensation expense.

Interest expense — For the three months ended September 30, 2016, interest expense was $0.2 million compared to $0.2 million for the three months ended September 30, 2015. In both periods, the interest expense incurred related to the term loan agreement that we entered into in June 2015

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		Change
	2016	2015	$
Revenue	$718	$926	$(208)
Operating expenses
Research and development	7,378	4,721	2,657
General and administrative	6,173	14,929	(8,756)
Write-off of intangibles, net of tax provision	4,575	—	4,575

Total operating expenses	18,126	19,650	(1,524)

Loss from operations	(17,408)	(18,724)	1,316
Interest expense	(673)	(731)	58
Loss on the conversion of convertible notes	—	(1,170)	1,170
Fair value adjustment of preferred stock warrant liability	—	1,309	(1,309)
Fair value adjustment of derivative liability	—	(2,291)	2,291
Other income, net	68	(24)	92

Net loss	$(18,013)	$(21,631)	$3,618

Revenue — For the nine months ended September 30, 2016, revenue was $0.7 million compared to $0.9 million for the nine months ended September 30, 2015, a decrease of $0.2 million. This decrease was the result of the decreased revenue associated with the conclusion of the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — For the nine months ended September 30, 2016, research and development expense was $7.4 million compared to $4.7 million for the nine months ended September 30, 2015, an increase of $2.7 million. The increase was primarily due to increases of $2.2 million on the PUR1900 project, $0.1 million on the PUR1500 project and $0.6 million in employment related costs, net of decreases of $0.3 million on the PUR0200 project.

General and administrative expenses — For the nine months ended September 30, 2016, general and administrative expense was $6.2 million compared to $14.9 million for the nine months ended September 30, 2015, an decrease of $8.8 million. The decrease was due to costs incurred during the nine months ended September 30, 2015 that did not reoccur. The expense reductions were primarily comprised of $1.4 million in employee stock-based compensation expense Merger related costs comprised of $3.4 million in advisory costs and $4.0 million in legal expenses

Write-off of intangibles, net of tax provision – For the nine months ended September 30, 2016, the write-off of intangibles, net of tax provision, was $4.6 million compared to $0 for the nine months ended September 30, 2015. As a result of the agreement lapse, a full write-off was made of both the IPR&D acquired from the Merger, $7.5 million, and the associated deferred tax liability, $2.9 million, as of September 30, 2016.

Interest expense — For the nine months ended September 30, 2016, interest expense was $0.7 million compared to $0.7 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, interest expense incurred related to the term loan agreement that we entered into in June 2015. Interest expense incurred during the nine months ended September 30, 2015 was comprised primarily of interest accrued on, and amortization of discount and deferred finance costs related to, the 2015 Bridge Notes and the term loan agreement that we entered into in June 2015.

Loss on the conversion of convertible notes For the nine months ended September 30, 2016, the loss on the conversion of convertible notes was $0 compared to $1.2 million for the nine months ended September 30, 2015. In 2015, the loss on the conversion or exchange of convertible notes was due to the difference between the fair value of the common shares issued upon exchange and the combined carrying amounts of $4.5 million aggregate principal amount of notes that were issued in February 2015 (the “2015 Bridge Notes”), related accrued interest, embedded compound derivatives and unamortized issuance costs in connection with the Merger.

Fair value adjustment of preferred stock warrant liability — For the nine months ended September 30, 2016, the fair value adjustment of preferred stock warrant liability was $0 compared to $1.3 million for the nine months ended September 30, 2015. The $1.3 million decrease in the fair value of the preferred stock warrant liability, in the nine months ended September 30, 2015, was due to the imminent cancellation of the warrants immediately prior to the Effective Time, per the terms of the Note Conversion and Warrant Termination Agreement executed in March 2015.

Fair value adjustment of derivative liability — For the nine months ended September 30, 2016, the fair value adjustment of derivative liability was $0 compared to $2.3 million for the nine months ended September 30, 2015. There were no significant derivative instruments outstanding during the nine months ended September 30, 2016. The fair value adjustment of the derivative liability, recorded during the nine months ended September 30, 2015, was recognized in connection with six embedded derivatives associated with the 2015 Bridge Notes that were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished.

Liquidity and Capital Resources

Through September 30, 2016, we have incurred an accumulated deficit of $146.1 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our recent Merger. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of September 30, 2016 was $7.3 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. This is discussed in greater detail in Note 1 to the Condensed Consolidated Financial Statements (unaudited).

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

In addition, we sold 379,387 shares of Company Common Stock at a price of $6.875 per share in a private placement for aggregate gross proceeds of approximately $2.6 million that closed on June 15, 2015 following the Effective Time (the “Ruthigen Private Placement”). On June 11, 2015, Pulmatrix Operating entered into a term loan agreement to borrow $7.0 million, contingent upon the closing of the Merger. On June 16, 2015, we executed a joinder to make our Company a co-borrower on the term loan, and the term loan was funded. We believe that we can continue as a going concern as our cash resources at September 30, 2016 combined with anticipated non-dilutive financing and proceeds from the issuance of Company Common Stock will be sufficient to allow the Company to fund our financing obligations and operating plan through the required minimum period of at least the next twelve months from the date of filing this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our preclinical studies and clinical trials. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials or obtain approval of any product candidates from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(10,740)	$(9,494)
Net cash (used in) provided by investing activities	(437)	9,551
Net cash provided by financing activities	(412)	21,518

Net increase (decrease) in cash and cash equivalents	$(11,589)	$21,575

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $10.7 million, which was primarily the result of a net loss of $18.0 million and $0.5 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $7.8 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $4.6 million of the write-off of IPR&D, net of tax provision, $2.9 million of stock-based compensation expense, $0.3 million of depreciation and amortization and non-cash interest expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a $1.1 million decrease accounts payable and accrued expenses, partially offsets by $0.6 million decrease in prepaid expenses, other current assets and restricted cash.

Net cash used in operating activities for the nine months ended September 30, 2015 was $9.5 million, which was primarily the result of a net loss of $21.6 million, partially offset by $11.4 million of net non-cash adjustments and $0.7 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments include $4.2 million in consulting expenses settled in stock, $2.3 million in expense associated with the increase in the fair value of the derivative liability, $4.3 million of stock-based compensation expense and $1.2 million related to the loss on the conversion of convertible notes, $0.7 million of depreciation and amortization and non-cash interest expense, partially offset by a $1.3 million gain resulting from the decrease in the fair value of the preferred stock warrant liability. The net cash inflows associated with changes in operating assets and liabilities was primarily due to an increase in accounts payable of $0.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $0.5 million compared to net cash provided by investing activities of $9.6 million for the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2016 was entirely due to purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2015 represents Ruthigen’s cash balance immediately prior to the Effective Time.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $0.4 million, as compared to cash from financing activities of $21.5 million for the nine months ended September 30, 2015. Net cash used in financing activities for the nine months ended September 30, 2016 was entirely due to term loan principal payments. Net cash provided by financing activities for the nine months ended September 30, 2015 resulted primarily from the issuance of Pulmatrix Operating common stock and warrants for proceeds of $10.0 million in the Pulmatrix Operating Private Placement, $6.9 million from the issuance of term loans, $4.5 million from the issuance of the 2015 Bridge Notes and $0.1 million in proceeds from the exercise of common stock.

Financings

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support chemistry manufacturing and control activities for the PUR1900 program’s Phase 1B trial, research and development staff working on chemistry manufacturing and control activities in support of PUR0200, and pre-clinical evaluation of PUR1500 for IPF. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

The term loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Beginning on August 1, 2016, we began making monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any remaining unpaid principal and interest will be due on the maturity date of July 1, 2018. Upon repayment of the term loan, we are also required to pay an end of term fee to the lenders of approximately $0.2 million.

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

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain legal existence and governmental approvals and to deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. In general, the term loan prohibits us from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock. As of September 30, 2016, we were in compliance with all covenants.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $7.3 million and $18.9 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located outside the United States of America which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of September 30, 2016 and December 31, 2015, we had minimal liabilities denominated in foreign currencies.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 4, 2016	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.