Form 10-K
period 2016-12-31
Pulmatrix, Inc.
filed 2017-03-10
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2016, the last business day of registrant’s most recently completed second fiscal quarter, was $29,060,912.

As of February 28, 2017, the registrant had 17,830,679 shares of common stock outstanding excluding 99,308 shares of common stock deliverable on a delayed basis pursuant to restricted stock units that have vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PULMATRIX, INC.

i

EXPLANATORY NOTE

This report is the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Pulmatrix, Inc., which was formerly known as Ruthigen, Inc., prior to the consummation on June 15, 2015 of the merger described below.

On June 15, 2015, pursuant to the previously announced Agreement and Plan of Merger, dated March 13, 2015 (the “Merger Agreement”), by and among Pulmatrix, Inc., a Delaware corporation previously known as Ruthigen, Inc. (the “Company”), Ruthigen Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Pulmatrix Operating Company, a Delaware corporation previously known as Pulmatrix Inc. (“Pulmatrix Operating”), Merger Sub was merged with and into Pulmatrix Operating, with Pulmatrix Operating continuing as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger (the “Effective Time”), without any action on the part of any stockholder, each issued and outstanding share of Pulmatrix Operating’s common stock, par value $0.01 per share (the “Pulmatrix Operating Common Stock”), was converted into the right to receive 0.148187124066461 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the Effective Time, the Company effected a 1-for-2.5 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). Following the Merger, former Pulmatrix Inc. equity holders owned approximately 81.7% of the outstanding shares of Company Common Stock, and former Ruthigen, Inc. equity holders, including those who purchased shares of the Company in a private placement that the Company closed prior to the Merger, owned approximately 18.3% of the outstanding shares of Company Common Stock, in each case excluding shares of Company Common Stock held in escrow to secure indemnification obligations under the Merger Agreement.

The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Pulmatrix Operating being treated as the accounting acquirer of Pulmatrix. As such, the historical financial statements of Pulmatrix Operating will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2015 presented in this Form 10-K reflect the operations of Pulmatrix Operating for the period of January 1, 2015 through June 15, 2015, and the operations of the post-combination Company for the period of June 16, 2015 through December 31, 2015. The results of the Company for the fiscal year ended December 31, 2016 reflect the operating results of the combined entity.

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

Completion of Merger

On June 15, 2015, pursuant to the Merger Agreement, by and among our Company (previously known as Ruthigen, Inc.), Merger Sub, and Pulmatrix Operating, Merger Sub was merged with and into Pulmatrix Operating, with Pulmatrix Operating continuing as the surviving entity and our wholly owned subsidiary. At the Effective Time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of Pulmatrix Operating Common Stock was converted into the right to receive 0.148187124066461 pre-reverse stock split shares of Company Common Stock. Following the Merger, former Pulmatrix Inc. equity holders owned approximately 81.7% of the outstanding shares of Company Common Stock, and former Ruthigen, Inc. equity holders, including those who purchased shares of Company Common Stock in a private placement that closed prior to the Merger, owned approximately 18.3% of the outstanding shares of Company Common Stock, in each case excluding shares of Company Common Stock held in escrow to secure indemnification obligations under the Merger Agreement.

Overview

We are a clinical stage biotechnology company focused on the discovery and development of novel inhaled therapeutic products intended to prevent and treat respiratory diseases and infections with significant unmet medical needs.

We design and develop inhaled therapeutic products based on our proprietary dry powder delivery technology, iSPERSE (inhaled Small Particles Easily Respirable and Emitted), which enables delivery of small or large molecule drugs to the lungs by inhalation for local or systemic applications. The iSPERSE powders are engineered to be small, dense particles with highly efficient dispersibility and delivery to airways. iSPERSE powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of drug substances including small molecules and biologics. We believe the iSPERSE dry powder technology offers enhanced drug loading and delivery efficiency that outperforms traditional lactose-blend inhaled dry powder therapies. We believe the advantages of using the iSPERSE technology include reduced total inhaled powder mass, enhanced dosing efficiency, reduced cost of goods and improved safety and tolerability profiles. We are developing iSPERSE-based therapeutic candidates targeted at the prevention and treatment of a range of respiratory diseases, including cystic fibrosis (“CF”), idiopathic pulmonary fibrosis (“IPF”) and chronic obstructive pulmonary disease (“COPD”).

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

We completed the Merger with Pulmatrix Operating on June 15, 2015, and in connection with the Merger, changed our name to “Pulmatrix, Inc.” and relocated our corporate headquarters to Lexington, Massachusetts. Following the Merger, we focused our resources on the development of products within the scope of Pulmatrix

Operating’s former business plan, which was principally based on the development of novel inhaled therapeutic products intended to prevent and treat respiratory diseases and infections. Pulmatrix was founded by David A. Edwards, Ph.D., professor of Biomedical Engineering at Harvard University, Mark Gabrielson, owner and general partner of p-Value Capital, Alexander Klibanov, Ph.D., professor of Chemistry and Bioengineering at Massachusetts Institute of Technology, and Robert Langer, Ph.D., professor of Chemical and Biomedical Engineering at Massachusetts Institute of Technology.

Business Strategy

Our goal is to utilize our proprietary iSPERSE technology to develop breakthrough therapeutic products that are safe, convenient and more efficient than the existing therapeutic products for the treatment of respiratory diseases.

•	Focus on development of inhaled anti-fungal therapies to treat and prevent pulmonary infections in CF and severe asthma patients and other rare/orphan indications. We intend to direct our resources to, and focus on, advancing the research and development of PUR1900, an inhaled anti-fungal therapy for respiratory infections in CF and severe asthma patients and compromised patient populations. We expect to begin clinical testing of PUR1900 in health normal volunteers and asthma patients in the second half of 2017.

•	Form strategic alliances to advance clinical trials for our therapeutic candidates for COPD. We had a strategic collaboration with Mylan N.V. (“Mylan”) to advance the clinical development of PUR0200, our lead COPD bronchodilator candidate, in Europe for pharmacokinetics equivalence regulatory pathway. Under the strategic collaboration, we completed a pilot bioequivalence study of PUR0200 with Mylan in Europe in May 2016. As part of the collaboration, Mylan had an option to negotiate the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200 outside the United States. Mylan’s option has expired and Pulmatrix owns the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200. We intend to form strategic collaborations with third parties with respect to the clinical development of PUR0200 in the United States and outside the United States.

•	Capitalize on our proprietary iSPERSE technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of respiratory diseases with significant unmet medical needs. To add additional inhaled therapeutics to its discovery pipeline and facilitate additional discovery collaborations, we are leveraging our iSPERSE technology and our management’s expertise in inhaled therapeutics and particle engineering to identify potential product candidates that are potentially safer and more effective than the current standard of care for prevention and treatment of respiratory diseases with significant unmet medical needs.

•	Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights. As of December 31, 2016, Pulmatrix had 115 patents and pending patent applications (including provisional applications) related to the iSPERSE technology in our patent portfolio, of which we were the sole owner of 10 issued or allowed U.S. patents, with expiration dates ranging from 2025 to 2031, as well as 44 issued or allowed foreign patents, with expiration dates of 2025 to 2031. We had approximately 61 additional pending patent applications (including provisionals) in the United States, Europe, Asia and other jurisdictions as of such date. We intend to aggressively continue patenting claims covering aspects of iSPERSE technology, expand our patent portfolio, and actively pursue any infringement covered by any of Pulmatrix’s patents. We believe that our patents and patent applications, once allowed, are important for maintaining the competitive differentiation of our products and maximizing our return on research and development investments, as well as providing for the expansion of intellectual property protection for partner molecules in development partnerships.

iSPERSE Technology

We use simple, safe excipients, including proprietary cationic salt formulations, to create a robust and flexible dry powder platform technology that can accommodate a wide range of drug loads in highly dispersible particles. Our initial delivery platform emerged from development of iCALM (inhaled Cationic Airway Lining Modulators), a non-steroidal anti-inflammatory therapy, which showed in preclinical and early clinical studies that specific ratios of cations driven mainly by calcium salts reduced eosinophilic and neutrophilic inflammatory responses to stimuli by downregulating the pro-inflammatory chemokine/cytokine pathways of respiratory tract epithelium. In 2009, we developed dry powder iCALM formulations for handheld dry powder inhalers with what we believe have several commercial advantages over nebulized liquid formulations, including ease of use, speed of dosing, improved portability and enhanced intellectual property protection. The high degree of aerosol efficiency and the density profile of our dry powder iCALM formulations provided the foundation for our development of iSPERSE in 2012, using other monovalent and divalent salts.

iSPERSE particles are engineered with a small, dense and dispersible profile to exceed the performance of traditional dry powder particles as the iSPERSE particles have the dispersibility advantages of porous engineered particles. We believe this results in superior drug delivery compared to traditional oral and injectable forms of treatment for certain respiratory diseases. Unlike lactose-blended carrier formulations or low-density particles which disperse poorly, we believe that the iSPERSE technology platform offers several potential benefits, achieved through the following technological innovations:

•	Flexible drug loading for delivery of a single microgram to tens of milligrams per dose. iSPERSE particles can be engineered to include significantly less than one percent (1%) to greater than eighty percent (80%) active pharmaceutical ingredients (“APIs”), which allows flexibility for dosing low potency and high drug load therapeutics.

•	Reproducible and one-step manufacturing. iSPERSE powders are manufactured by a simple and reproducible one-step spray drying process with high and consistent yields. Formulations can be created independent of API physical chemistry in either crystalline or amorphous excipient matrices, as opposed to conventional dry power technologies that require the API to be in crystalline form and suitable for micronization.

•	Superior flow rate independent lung delivery without carriers. The iSPERSE technology enables pulmonary delivery independent of lactose or other carriers, which results in significantly greater lung dose at a matched nominal dose of conventional lactose-based formulations. iSPERSE formulations are dispersible across a range of flow rates with consistent emitted dose and particle size. Performance across flow rates provides reliable dose delivery across patient populations and reduces patient-to-patient variability.

•	Delivery of macromolecules and biologics. iSPERSE powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of therapeutic compounds ranging from small molecules to proteins for both local and systemic drug delivery applications.

•	Homogenous combinations of multiple drugs. iSPERSE creates homogenous particles including excipients and API, which allow for the consistent delivery of multiple APIs in a product. We have successfully formulated iSPERSE-based products with dual and triple API combinations.

•	Strong safety profile. Current and planned clinical stage iSPERSE products are supported by robust preclinical safety profiles. iSPERSE excipients include those with inhalation precedent and those that are generally regarded as safe (“GRAS”) by other routes of administration.

Therapeutic Candidates

Cystic Fibrosis and Severe Asthma

We are developing iSPERSE-based inhaled formulations of anti-fungal drugs for the treatment of fungal infections in patients with severe lung disease, including those with CF and severe asthma.

CF is among the most common genetic diseases in Caucasian populations. The disease is characterized by thick, sticky mucus that accumulates most critically in the lungs. According to the Cystic Fibrosis Foundation, CF affects approximately 30,000 children and adults in the United States and approximately 70,000 children and adults worldwide. The accumulation of mucus with abnormally high viscosity obstructs airways and leads to infection and then inflammation, which further exacerbates obstruction of the airways and can result in progressive lung damage and diminished pulmonary function. According to the Cystic Fibrosis Foundation, today the median life expectancy for those with CF in the United States is close to 40 years. The most common causes of death in CF patients are related to CF lung deterioration, which can be caused by chronic infection.

Pulmonary infections are a significant source of morbidity and mortality across multiple respiratory diseases, including CF. While pulmonary infections can be caused by a number of pathogens, to the best of our knowledge, both approved and developmental inhaled therapeutics target only a limited number of pathogens and infections, and the majority of these inhaled therapeutics are intended to target a single pathogen, Pseudomonas aeruginosa, which is the major pathogen found in the lungs of individuals with CF. Approved inhaled therapies do not exist for a number of other clinically significant pathogens that exacerbate infections in CF patients.

Pulmonary fungal infections in patients with CF are common; up to 50% of CF patients harbor infections from Aspergillus spp. Aspergillus infections are likely underdiagnosed and occur frequently in patients of all ages. Infection with Aspergillus spp. can lead to clinical disease with differing severities and complications depending on the immune status of the host. Invasive aspergillosis is a frequently fatal disease that occurs in patients that are typically immune suppressed as a result of treatment for hematologic cancers or immunosuppression prior to solid organ transplantation. In CF patients, Aspergillus can cause chronic infections that may be associated with worsening disease and larger declines in lung function than patients without infection. A subset of CF patients with Aspergillus infection has allergic bronchopulmonary aspergillosis (“ABPA”), which is a complex hypersensitivy reaction to fungal antigens. ABPA is a severe disease resulting in mucus production, wheezing, pulmonary infiltrates, worsening bronchiectasis and fibrosis of the lung. In addition to patients with CF, ABPA also afflicts severe asthmatics with a similar pathophysiology and clinical presentation. Worldwide, approximately 5 million of asthmatics suffer from ABPA.

In both CF and asthma patients, ABPA is commonly treated with oral steroids to treat inflammation and with oral antifungals to reduce fungal infection. The inhalation administration of a drug affords direct delivery of the drug to the infected parts of the lung, maximizing the dose to the affected sites and minimizing systemic exposure to the rest of the body where it could cause significant side effects. Therefore, treatment of lung infections by direct administration of anti-infective products to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to oral and injectable forms of the treatment. We believe that local lung delivery by inhalation of our iSPERSE formulation could provide convenient, effective and safe management of the debilitating and often life-threatening lung infections that are not currently addressed by inhaled therapies.

PUR1900 is our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. Development of PUR1900 is focused on treatment of Aspergillus spp. infection in patients with CF and severe asthma. Through the direct delivery of itraconazole to the lungs, PUR1900 achieves high local drug concentrations and overcomes several limitations of traditional oral anti-fungal therapies including poor oral bioavailabiliy and lung penetration, drug-drug interactions and gastrointestinal side effects. We expect to begin clinical testing of PUR1900 in health normal volunteers and asthma patients in the second half of 2017.

Competition and Market Opportunities

There are a number of pathogens that chronically infect CF patients and are associated with reduced lung function or exacerbations other than Pseudomonas aeruginosa, for which, to the best of our knowledge, few or no drugs in the form of inhalation dry powder have been approved for marketing. The currently available primary anti-infective therapies against pathogens other than Pseudomonas aeruginosa are mostly in injectable or oral forms. Inhalation delivery of drugs directly to the respiratory tract typically results in much higher concentrations in the infected organ, even with relatively small doses, as compared to the concentrations of the drug that could be achieved through safe, approved doses delivered via injection or by oral administration. Furthermore, administration by inhalation may also significantly reduce the exposure of the drugs in the rest of the body, which is beneficial in reducing systemic side effects and the risk of potentially damaging drug-drug interactions. We believe that inhaled therapies could offer improved efficacy and reduced side effects and could lead to improved patient efficacy and use profile.

Current treatments of pulmonary fungal infections highlight the limitations of oral or intravenous anti-infective treatments for lung infections. Itraconazole is one of the most commonly prescribed therapies for treating Aspergillus spp. infections in patients with CF and severe asthma. Itraconazole is available commercially as Sporanox (Janssen Pharmaceutica) in both a capsule and oral solution form. Itraconazole is metabolized in the liver by CYP3A4 and is contraindicated for a large number of drugs due to the potential for severe drug-drug interactions. We believe delivery of itraconazole to lungs will achieve high local lung concentrations while achieving systemic exposure that is significantly lower than that of oral dosing.

There is precedent for dry powder inhalation therapy addressing specific pulmonary infections in CF patients which demonstrates both the utility and market opportunity. Novartis currently markets TOBI PodHaler for treatment of Pseudomonas aeruginosa infection in the United States, and Forest Laboratories U.K. Limited (a subsidiary of Actavis PLC) markets inhaled colistin, Colobreathe, for the same infection in Europe. Savara is developing AeroVanc, an inhaled dry powder version of vancomycin, intended for treatment of methicillin-resistant Staphylococcus aureus lung infection in patients with CF, which, to the best of our knowledge, has completed Phase II clinical trials. Bayer AG has dry powder ciprofloxacin and amikacin in Phase III development for pulmonary infections.

There are additional nebulized liquid anti-infective products marketed or in development that further supports the market opportunity. Cayston, marketed by Gilead Sciences, Inc., is a nebulized formulation of aztreonam for treatment of Pseudomonas aeruginosa infections in patients with CF. Insmed Incorporated is developing a nebulized amikacin antibiotic treatment for Pseudomonas aeruginosa and non-tuberculous mycobacterial infections, and CURx Pharmaceuticals is developing an inhaled antibiotic consisting of fosfomycin and tobramycin for treatment of Pseudomonas aeruginosa lung infection in CF patients entering Phase III clinical trials.

CF patients are affected by both chronic Aspergillus spp. infections and ABPA, which together affect nearly 50% of CF patients. New methods to detect Aspergillus spp. infection in sputum have improved the sensitivity of diagnosis and clinical appreciation for these infections. In addition to CF patients, pulmonary Aspergillus spp. infections affect approximately 14 million patients worldwide according to the Global Action Fund for Fungal Infections (Improving Outcomes for Patients with Fungal Infections across the World: A Road Map for the Next Decade). The majority of these cases occur in asthmatics with allergic disease but also include invasive Aspergillus spp. infections that are associated with a high rate of mortality in immunocompromised patients. We believe that PUR1900 has the potential to address up to 5 million patients when all indications are considered. In addition, we believe that PUR1900 compares favorably to the products discussed above and will generate value based on treating and preventing pulmonary fungal infections in multiple patient populations.

Clinical Development

PUR1900 is our lead iSPERSE anti-infective development program and we expect to begin Phase I/Ib clinical studies of PUR1900 in the second half of 2017.

COPD

We are developing an iSPERSE-based inhaled bronchodilator, PUR0200, intended to treat COPD. COPD is a group of progressive respiratory illnesses marked by inflammation and destruction of airways and lungs, typically brought about by longstanding smoking. Persons affected by COPD have prominent symptoms of cough, phlegm, shortness of breath and exercise limitation. Pulmonary exacerbations caused by COPD (worsening of respiratory symptoms) are a major contributor to health care costs and can lead to serious consequences such as hospitalization and death. According to the Centers for Disease Control and Prevention, chronic lower respiratory disease, primarily COPD, was the third leading cause of death in the United States in 2014 and, according to the World Health Organization, the fourth leading cause of death worldwide in 2015.

PUR0200 is a once-daily reformulation of an existing long-acting antimuscarinic agent (“LAMA”) which blocks the effects of acetylcholine on muscarinic receptors to reverse airway obstruction and is delivered by inhalation using the iSPERSE dry powder delivery platform.

Competition and Market Opportunities

The global market for COPD therapeutics was $11.3 billion in 2013 according to GBI Research (Chronic Obstructive Pulmonary Disease (COPD) Market to 2019). With a high number of new, more efficient and convenient drugs crowding the market, it is expected that this market will grow at a cumulative annual growth rate, or CAGR, of four percent (4%) to reach close to $15.4 billion by 2020, according to a 2015 report by EvaluatePharma, a leading market intelligence and information resource. According to the same report, the global market for LAMAs in 2013 was estimated to be $5.0 billion, of which Spiriva (tiotropium bromide) by Boehringer Ingelheim was the largest seller generating $4.7 billion worldwide with no generic competition. Despite the arrival of new combination therapeutics, EvaluatePharma predicts that LAMAs are expected to remain the first line therapy among COPD patients, with 2016 annual sales projected to exceed $5.2 billion worldwide. Tiotropium bromide is expected to retain the majority of share of the LAMA market.

PUR0200 is manufactured without lactose blending using the iSPERSE dry powder delivery platform. Pulmatrix expects that PUR0200 will deliver comparable pharmacokinetic and pharmacodynamic profiles to the reference product at significantly lower exposure doses to patients. Other potential advantages of PUR0200 include improved patient use profile and reduced cost of goods due to reduced nominal dose of the API and the availability of the abbreviated regulatory pathway (“bioequivalence”) in Europe and the 505(b)(2) regulatory pathway in the United States.

As described below, in 2016 we completed a clinical trial in Europe to study the pharmacokinetic profile of PUR0200 compared to the reference product. This study identified two formulations of PUR0200 with a similar pharmacokinetic profile to the reference product. Using these data, we expect to take advantage of the bioequivalence regulatory pathway in Europe and plan to engage with European regulators in 1H 2017. Additionally, the data support a product understanding to support a 505(b)(2) regulatory pathway in the United States. We believe that each of these regulatory pathways would result in significant cost and time savings compared to traditional regulatory pathways. For additional information about the 505(b)(2) regulatory pathway, see “— Government Regulation — Section 505(b)(2) New Drug Applications” below.

Clinical Development

In December 2013, we completed a two-part Phase Ib placebo control, randomized clinical trial in the United Kingdom involving moderate to severe COPD patients to assess the safety and tolerability of PUR0200 along with the pharmacodynamics and pharmacokinetics in a single dose, dose escalation trial.

The goal of Part 1 was to evaluate safety and tolerability of PUR0200. Part 2 of the study tested the pharmacokinetics and pharmacodynamics of PUR0200 after single doses compared to the reference product.

Part 2 of the study was a randomized, placebo-controlled 5 period cross-over study in which 38 subjects were randomized to receive a placebo, 3 dose levels of PUR0200 or a lactose-blend reference product. Data from the Phase Ib clinical study demonstrated significant bronchodilator activity at all PUR0200 doses with peak and trough increase in Forced Expiratory Volume in 1 second (FEV1, a measure of lung function) comparable to the reference product. Plasma pharmacokinetics endpoints from the Phase Ib clinical study correlated plasma drug concentrations with the pharmacodynamic effect and identified PUR0200 doses that could be similar to the reference product and targets for bioequivalent development.

A second clinical trial was completed in Europe in 2016 to further study the pharmacokinetic profile of PUR0200 compared to the reference product. In this study, 42 subjects were randomized to receive a single dose of one of five PUR0200 formulations or the reference product in a 7-period crossover design to assess the safety, tolerability and pharmacokinetics of PUR0200 and the reference product. The study aimed at defining the relationship of PUR0200 formulation characteristics to the pharmacokinetic profile of the drug to establish formulation parameters for further development towards formal bioequivalence based on peak plasma concentrations (Cmax) and plasma concentrations over time (Area under the curve; AUC). There were no serious adverse events and the safety profile of PUR0200 was comparable to that of the reference product. Of the 42 enrolled subjects, 41 completed all dosing periods.

PUR0200 kinetics were similar across all doses and formulations tested, with dose proportional increases in exposure for similarly sized formulations. Plasma pharmacokinetic measures were similar between selected PUR0200 formulations and the reference product. Comparisons of the pharmacokinetic profile between PUR0200 and the reference product were used to define the appropriate lung dose (Cmax) of PUR0200 required to match the reference product and to define the required formulation parameters to match the total drug exposure (AUC). Based on the PK profile, two PUR0200 formulations have been identified as bioequivalent drug product candidates.

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

As of December 31, 2016, Mylan’s option expired and Pulmatrix owns the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200.

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

The composition of matter patents encompass the salt formulations, and variants and derivatives thereof, including claims to products under development. The status of individual filings varies, and, as of December 31, 2016, we have been granted or allowed nationally 54 active patents related to iSPERSE, with expiration dates ranging from 2025 to 2031.

As of December 31, 2016, we had 115 patents and pending patent applications (including provisional applications) related to the iSPERSE technology in our patent portfolio, of which we were the sole owner of 10 issued or allowed U.S. patents, with expiration dates ranging from 2025 to 2031, as well as 44 issued or allowed foreign patents, with expiration dates of 2025 to 2031. We had approximately 61 additional pending patent applications (including provisionals) in the United States, Europe, Asia and other jurisdictions as of such date. There can be no assurance that these patent applications will be granted. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers a FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of its issued patents in any jurisdiction where these are available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment on whether such extensions should be granted, and if granted, the length of such extensions.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have small-scale production capabilities and generally perform early process development for our product candidates to produce the quantities necessary to conduct preclinical studies of our investigational product candidates. We do not have, and do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical studies. We rely on contract manufacturing organizations (“CMOs”) and third party contractors to generate drug-loaded formulations and produce larger scale amounts of drug substance and the drug product required for our clinical studies. We expect to continue to rely on CMOs to manufacture drug substances and drug products current good manufacturing practices (“cGMP”) required for our clinical studies for the foreseeable future. We also contract with CMOs for the labeling, packaging, storage and distribution of investigational drug products. These arrangements allow us to maintain a more flexible infrastructure while focusing its expertise on researching and developing our products.

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

Research and Development

During the fiscal years ended December 31, 2016 and 2015, we spent approximately $10.0 million and $7.2 million on research and development activities, respectively.

Government Regulation

Pharmaceutical companies are subject to extensive regulation by national, state and local agencies, such as the FDA, in the United States and the European Medicines Agency in Europe. The manufacture, distribution, marketing and sale of pharmaceutical products are subject to government regulation in the United States and various foreign countries. Additionally, in the United States, we must follow rules and regulations established by the FDA requiring the presentation of data indicating that our products are safe and efficacious and are manufactured in accordance with cGMP regulations. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market its products, and we may be criminally prosecuted. We and our manufacturers and clinical research organizations may also be subject to regulations under other federal, state and local laws, including, but not limited to, the U.S. Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries. Pharmaceutical companies must ensure their compliance with the Foreign Corrupt Practices Act and federal healthcare fraud and abuse laws, including the False Claims Act, and the U.S. government has increased its enforcement activity regarding illegal marketing practices domestically and internationally.

These regulatory requirements impact our operations and differ from one country to another, such that securing the applicable regulatory approvals of one country does not imply the approval of another country. However, securing the approval of a more stringent body, e.g. the FDA, may facilitate receiving the approval by a regulatory authority in a different country where the regulatory requirements are similar or less stringent. The approval procedures involve high costs and are manpower intensive and usually extend over many years and require highly skilled and professional resources.

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

Assuming completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of NDA, requesting approval to market the product for one or more indications, together with payment of a user fee, unless waived. A NDA includes all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information on the chemistry, manufacture, control and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA.

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

Reimbursement

In the United States and other countries, sales of any products for which Pulmatrix receives regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. Each third-party payer may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available for our products.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 (the “MMA”), sets forth the requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payers.

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

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2016 and 2015 and subsequently has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2016, we had 24 full-time employees, 18 of whom were engaged in full-time research and development activities, and 1 part-time employee. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

We have incurred net losses each year since our inception, including net losses of $27.8 million and $26.2 million for years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $156.0 million. These conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, we may incur significant additional losses as we continue to focus our resources on prioritizing, selecting and advancing our product candidates. We expect that our ability to continue as a going concern depends, in large part, upon our ability, alone or with others, to successfully develop our product candidates, obtain the required regulatory approvals in various territories and commercialize our product candidates. If we are unable to raise additional capital, we may be forced to cease operations.

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

We have never been profitable or generated positive cash flow from operations. We have incurred net losses each year since our inception, including net losses of $27.8 million and $26.2 million for years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $156.0 million. Our losses are principally as a result of research and development and general administrative expenses in support of our operations. We may incur significant additional losses as we continue to focus our resources on prioritizing, selecting and advancing our product candidates. Our ability to generate revenue and achieve profitability depends mainly upon our ability, alone or with others, to successfully develop our product candidates, obtain the required regulatory approvals in various territories and commercialize our product candidates. We may be unable to achieve any or all of these goals with regard to our product candidates. As a result, we may never be profitable or achieve significant and/or sustained revenues.

All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products.

In general, our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize inhaled therapeutic treatment for chronic obstructive pulmonary disease and cystic fibrosis and other iSPERSE-based product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to drug discovery may not be effective or may not result in the development of any drug. Currently our development efforts are primarily focused on our lead anti-fungal product candidate, PUR1900, and a bronchodilator therapy for COPD, PUR0200. Even if PUR1900 or our other product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The drug may:

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

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us at any time. Although we have written employment offer letter agreements with our executive officers, these employment agreements provide for at-will employment, which means that our executive officers can leave their employment at any time, for any reason, with 30 days’ notice. The loss of the services of any of our executive officers or our other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

There can be no assurance that the diligence we conducted in connection with the Merger revealed all material issues that may be present or that factors outside of our control will not later arise. During 2016, a full write-off was made of in-process research and development, $4.5 million net of tax provision, acquired from this merger. We concluded that the carrying amount of the goodwill exceeded its fair value and recorded a resulting impairment charge of $5.0 million. We may be forced to take a further write down of the remaining goodwill which would result in losses. Even if due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about our securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will be required to raise additional capital to fund our operations, and there will be continued doubt about our ability to continue as a going concern if we are unable to do so.

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that our expenses will increase substantially as we advance PUR1900 into Phase I/Ib trials and PUR0200 into further clinical trials in Europe and initiate U.S. clinical trials and pursue development of other iSPERSE-based product candidates and/or pursue development of iSPERSE-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations through the end of the third quarter of 2017. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures if we are able to at all. Since inception, we have incurred losses each year and have an accumulated deficit of $156.0 million, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including PUR1900 and PUR0200 development activities, or reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be continued doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. If we are or become insolvent, investors in our stock may lose the entire value of their investment.

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

Risks Related to Company Common Stock

The price of Company Common Stock is subject to fluctuation and has been and may continue to be volatile.

The stock market in general, and Nasdaq in particular, as well as biotechnology companies, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of small companies. The market price of Company Common Stock may fluctuate as a result of, among other factors:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

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

In addition, as of February 28, 2017, 1,497,354 shares remained available to be awarded under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan). Further, an aggregate of 2,667,600 shares of Company Common Stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans we previously assumed. We may also issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, as our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares may be authorized for issuance under the plan each year.

The concentration of the capital stock ownership with our insiders will likely limit the ability of other stockholders to influence corporate matters.

As of February 28, 2017, approximately 43% of our outstanding shares of Company Common Stock was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates. As a result, these stockholders, if they acted together, may be able to determine or influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

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

Risks Related to our Indebtedness

Our obligations under our outstanding term loan are secured by all of our assets other than intellectual property, so if we default on those obligations, the lender could foreclose on our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent at a time when the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Hercules Technology Growth Capital, Inc., the lender under our term loan has a security interest in all of our assets and those of Pulmatrix Operating Company, our wholly-owned subsidiary. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations. The current principal amount of the term loan as of February 28, 2017, was $5,739,557.

In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, the lender would have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by the lender, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us.

The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under the term loan, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. We currently lease approximately 21,810 square feet of office space in Lexington, Massachusetts under a lease that expires on December 31, 2020. Base rent expense for the year ended December 31, 2016 was approximately $610,680. The lease agreement, as amended on October 27, 2015, provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises. Our future minimum lease payments under the lease are as follows (dollars in thousands):

Year	Amount
2017	632
2018	654
2019	676
2020	698

Total	$2,660

We believe that our facility is well maintained and is suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$4.94	$1.92
Second Quarter	$3.59	$1.84
Third Quarter	$2.63	$1.37
Fourth Quarter	$1.81	$0.50

	High	Low
Year ended December 31, 2015
First Quarter	$11.60	$8.13
Second Quarter	$14.55	$7.25
Third Quarter	$9.83	$4.30
Fourth Quarter	$5.56	$3.30

On February 28, 2017, the last reported sale price of our common stock on the NASDAQ Global Market was $4.10 per share.

Stockholders

As of February 28, 2017, there were approximately 189 stockholders of record of our common stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2016.

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

Our goal is to develop breakthrough therapeutic products that are safe, convenient and more efficient than the existing therapeutic products for the treatment of respiratory diseases. In support of this goal, we are focusing on developing inhaled anti-fungal therapies to treat and prevent pulmonary infections in CF and other rare/orphan indications. We intend to capitalize on our iSPERSE technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of respiratory diseases with significant unmet medical needs to build our product pipeline beyond our three existing candidates. In order to advance our clinical trials for our therapeutic candidates for COPD and leverage the iSPERSE platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical, biotechnology companies or academic or private research institutes.

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

As of December 31, 2016, Mylan’s option expired and Pulmatrix owns the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs including PUR1900, our lead anti-fungal, PUR0200, our lead COPD bronchodilator, and PUR1500, our preclinical stage therapeutic for treatment of idiopathic pulmonary fibrosis, or IPF. In order to move these programs forward along our development timelines, a large portion, approximately 75%, of our staff are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture, characterization, and in vitro/in vivo evaluation of our iSPERSE powders for our pipeline programs. As we identify opportunities for iSPERSE in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Other Expenses, Net

Other expenses, net is comprised primarily of gains and/or losses resulting from fair value adjustments on warrants for the purchase of our preferred stock and compound derivative instruments embedded within certain of our convertible notes.

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

Revenue Recognition

Our principal sources of revenue during the reporting period were income from fees for services and reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because common stock equivalents are excluded as their inclusion would be anti-dilutive.

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, we did not have any significant uncertain tax positions. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the first step of the goodwill impairment test. As of December 31, 2016, we determined that goodwill was impaired by $5,029 and adjusted the goodwill to reflect its fair value of $10,914.

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

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. During the fiscal year ended December 31, 2016, a full write-off of the IPR&D and its related deferred tax liability, $7,534 and $2,959 respectively, were recorded.

Results of Operations

Year Ended December 31, 2016 Compared with Year ended December 31, 2015

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year ended December 31,
	2016	2015	Change
Revenue	$835	$1,201	$(366)
Operating expenses
Research and development	10,152	7,187	2,965
General and administrative	8,015	17,032	(9,017)
Write-off of intangibles	7,534	—	7,534

Total operating expenses	25,701	24,219	1,482

Loss from operations	(24,866)	(23,018)	(1,848)
Interest expense	(881)	(953)	72
Impairment of goodwill	(5,029)	—	(5,029)
Loss on the conversion of convertible notes	—	(1,170)	1,170
Fair value adjustment of preferred stock warrant liability	—	1,309	(1,309)
Fair value adjustment of derivative liability	(24)	(2,291)	2,267
Other expenses, net	(2)	(44)	42

Loss before income taxes	$(30,802)	$(26,167)	$(4,635)
Benefit from income taxes	2,959	—	2,959

Net loss	$(27,843)	$(26,167)	$(1,676)

Revenue — Revenue was $0.8 million for the year ended December 31, 2016, compared to $1.2 million for the year ended December 31, 2015, a decrease of $0.4 million. The decrease was the result of the decreased revenue associated with the conclusion of the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — Research and development expense was $10.2 million for the year ended December 31, 2016, compared to $7.2 million for the year ended December 31, 2015, an increase of $3.0 million. The increase was primarily due to increases of $2.4 million on the PUR1900 project, $0.9 million in employment related costs, and $0.2 million in other development costs, net of decreases of $0.5 million on the PUR0200 project.

General and administrative expenses — General and administrative expense was $8.0 million for the year ended December 31, 2016, compared to $17.0 million for the year ended December 31, 2015, a decrease of $9.0 million. The decrease was primarily due to costs incurred during the year ended December 31, 2015 that did not reoccur. The expense reductions were primarily comprised of $1.6 million in employee stock-based compensation expense and non-recurring Merger related expenses of $3.4 million in advisory costs and $4.0 million in legal costs.

Write-off of intangibles — For the year ended December 31, 2016, the write-off of intangibles, was $7.5 million compared to $0 for the year ended December 31, 2015. During 2016, as a result of the in-license agreement with Oculus Innovative Sciences, Inc. lapse, a full write-off was made of the IPR&D acquired from the Merger.

Interest expense — Interest expense was $0.9 million for the year ended December 31, 2016, compared to $1.0 million for the year ended December 31, 2015, a decrease of $0.1 million. During the year ended December 31, 2016, interest expense incurred related to the term loan agreement that we entered into in June 2015. Interest expense incurred during the year ended December 31, 2015 was comprised primarily of interest accrued on, and amortization of discount and deferred finance costs related to, the 2015 Bridge Notes and the term loan agreement that we entered into in June 2015.

Loss on conversion of convertible notes — For the year ended December 31, 2016, the loss on the conversion of convertible notes was $0 compared to $1.2 million for the year ended December 31, 2015. In 2015, the loss on the conversion of convertible notes was due to the difference between the fair value of the common shares issued upon exchange and the combined carrying amounts of $4.5 million aggregate principal amount of notes that were issued in February 2015 (the “2015 Bridge Notes”), related accrued interest, embedded compound derivatives and unamortized issuance costs in connection with the Merger.

Fair value adjustment of preferred stock warrant liability — The fair value adjustment of preferred stock warrant liability was $0 for the year ended December 31, 2016, compared to $1.3 million for the year ended December 31, 2015. The $1.3 million fair value adjustment of the preferred stock warrant liability in the year ended December 31, 2015 was due to the imminent cancellation of the warrants immediately prior to the Effective Time, per the terms of the Note Conversion and Warrant Termination Agreement entered into in March 2015 with the holders of our then outstanding notes and warrants.

Fair value adjustment of derivative liability — For the year ended December 31, 2016, the fair value adjustment of derivative liability was $0.0 million compared to $2.3 million for the year ended December 31, 2015. The fair value adjustment of the derivative liability, recorded during the year ended December 31, 2015, was recognized in connection with six embedded derivatives associated with the 2015 Bridge Notes that were exchanged for shares of common stock upon completion of the Merger on June 15, 2015, at which time the embedded derivatives were extinguished.

Write-off of deferred tax liability — For the year ended December 31, 2016, the write-off of deferred tax liability was $3.0 million compared to $0 for the year ended December 31, 2015. During 2016, as a result of the Oculus Innovative Sciences, Inc. agreement lapse, a full write-off was made of the deferred tax liability associated with the IPR&D acquired from the Merger.

Impairment of goodwill — For the year ended December 31, 2016, the goodwill impairment charge was $5.0 million compared to $0 for the year ended December 31, 2015. In 2016, the Company performed an impairment assessment. The Company concluded that the carrying amount of the goodwill exceeded its fair value and recorded a resulting impairment charge of $5.0 million.

Liquidity and Capital Resources

Through December 31, 2016, we have incurred an accumulated deficit of $156.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our recent Merger. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of December 31, 2016 was $4.2 million. In February 2017, we closed on two registered direct offerings that brought in net proceeds of approximately $7.5 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. There will be continued doubt about the Company’s ability to continue as a going concern if we are unable to do so.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2016	2015
Net cash used in operating activities	$(13,243)	$(12,472)
Net cash (used in) provided by investing activities	(431)	9,405
Net cash (used in) provided by financing activities	(1,046)	21,518

Net increase (decrease) in cash and cash equivalents	$(14,720)	$18,451

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $13.2 million, which was primarily the result of a net loss of $27.8 million, partially offset by $14.2 million of net non-cash adjustments and $0.4 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $5.0 million goodwill impairment, $4.6 million of the write-off of IPR&D, net of tax provision, $4.0 million of stock-based compensation expense, $0.3 million of depreciation and amortization, and $0.3 million of non-cash interest and rent expense. The net cash inflows associated with changes in operating assets and liabilities was primarily due to a $1.0 million decrease in prepaid expenses and other current assets, partially offset by a $0.3 million decrease in accounts payable and a $0.3 million decrease in accrued expenses.

Net cash used in operating activities for the year ended December 31, 2015 was $12.5 million, which was primarily the result of a net loss of $26.2 million, partially offset by $12.8 million of net non-cash adjustments and $0.9 million in cash inflows associated with changes in operating assets and liabilities. Partially offset by a $1.3 million gain resulting from the decrease in the fair value of the preferred stock warrant liability, our non-cash adjustments include $4.2 million in consulting expenses settled in stock, $2.3 million in expense associated with the increase in the fair value of the derivative liability, $5.5 million of stock-based compensation expense, $1.2 million related to the loss on the conversion of convertible notes, and $0.6 million of non-cash interest expense. The net cash inflows associated with changes in operating assets and liabilities was primarily due to an increase in accounts payable of $0.8 million

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $0.4 million, compared to net cash provided by investing activities of $9.4 million for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 was primarily due to purchases of property and equipment, partially offset by proceeds from sale of equipment. Net cash provided by investing activities for the year ended December 31, 2015 represents Ruthigen’s cash balance immediately prior to the Effective Time, net of purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $1.0 million, as compared to net cash provided of $21.5 million for the year ended December 31, 2015. Net cash used in financing activities for the year ended December 31, 2016 resulted from principle payments as required by the loan and security agreement with Hercules, the holder of the term loan. Net cash provided by financing activities for the year ended December 31, 2015 resulted primarily from the issuance of Pulmatrix Operating common stock and warrants for proceeds of $10.0 million in the Pulmatrix Operating Private Placement, $6.9 million from the issuance of Term Loan, $4.5 million from the issuance of the 2015 Bridge Notes and $0.1 million in proceeds from the exercise of common stock.

Financings

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support chemistry manufacturing and control activities in support of PUR1900 and PUR0200, and pre-clinical evaluation of PUR1500 for IPF. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 9.50%. We are required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Beginning on August 1,

2016, we will be required to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any remaining unpaid principal and interest will be due on the maturity date of July 1, 2018. Upon repayment of the Term Loan, we are also required to pay an end of term fee to the lenders of approximately $0.2 million.

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

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain legal existence and governmental approvals and to deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. In general, the term loan prohibits us from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock. As of December 31, 2015 and 2016, we were in compliance with all covenants.

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

Commitments

We have contracted with contract research organizations and contract manufacturing organizations in order to further the development of our most advanced assets. As of December 31, 2016, we had aggregate commitments to pay $992 on these contracts.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: March 10, 2017	By:	/s/ Robert W. Clarke, Ph.D.
Robert W. Clarke Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Clarke, Ph.D. Robert W. Clarke, Ph.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2017

/s/ William Duke, Jr. William Duke, Jr.	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 10, 2017

/s/ Mark Iwicki Mark Iwicki	Chairman of the Board of Directors	March 10, 2017

/s/ Steven Gillis, Ph.D. Steven Gillis, Ph.D.	Director	March 10, 2017

/s/ Michael J. Higgins Michael J. Higgins	Director	March 10, 2017

/s/ Terrance G. McGuire Terrance G. McGuire	Director	March 10, 2017

/s/ Scott M. Rocklage, Ph.D. Scott M. Rocklage, Ph.D.	Director	March 10, 2017

/s/ Matthew Sherman, M.D. Matthew L. Sherman	Director	March 10, 2017

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

2.1#	Agreement and Plan of Merger, dated March 13, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company and Ruthigen Merger Corp.		Form 8-K (Exhibit 2.1)	03/13/15	001-36199

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015.		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015.		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

4.1	Form of Specimen Stock Certificate.		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Securities Escrow Agreement, dated June 12, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and VStock Transfer, LLC, as Escrow Agent.		Form 10-Q (Exhibit 4.1)	08/14/15	001-36199

4.3	Form of Representative’s Warrant Agreement.		Form S-1 (Exhibit 4.2)	02/24/14	333-190476

4.4	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.5	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015.		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

10.1	Form of Subscription Agreement		Form 8-K (Exhibit 10.1)	06/12/15	001-36199

10.2*	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Robert W. Clarke, Ph.D.		Form 8-K (Exhibit 10.4)	06/16/15	001-36199

10.3*	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and David L. Hava, Ph.D.		Form 8-K (Exhibit 10.5)	06/16/15	001-36199

10.4*	Executive Employment Agreement, dated June 24, 2015, by and between Pulmatrix, Inc. and William Duke, Jr.		Form 10-Q (Exhibit 10.4)	08/14/15	001-36199

10.5*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.		Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.6*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan.		Form S-8 (Exhibit 99.3)	07/20/15	333-205752

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

10.7*	Employment Agreement by and between Ruthigen, Inc. and Sameer Harish, dated March 13, 2015.		Form S-4 (Exhibit 10.3.1)	04/15/15	333-203417

10.8*	Cancellation Agreement, by and between Ruthigen, Inc. and Sameer Harish, dated March 13, 2015.		Form S-4 (Exhibit 10.3.2)	04/15/15	333-203417

10.9*	Lock-Up Agreement, by and between Ruthigen, Inc. and Sameer Harish, dated March 13, 2015.		Form S-4 (Exhibit 10.3.3)	04/15/15	333-203417

10.10*	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 13, 2015.		Form S-4 (Exhibit 10.4.1)	04/15/15	333-203417

10.11*	Cancellation Agreement, by and between Ruthigen, Inc. and Hojabr Alimi, dated March 13, 2015.		Form S-4 (Exhibit 10.4.2)	04/15/15	333-203417

10.12*	Lock-Up Agreement, by and between Ruthigen, Inc. and Hojabr Alimi, dated March 13, 2015.		Form S-4 (Exhibit 10.4.3)	04/15/15	333-203417

10.13	Loan and Security Agreement, dated June 11, 2015, by and among Pulmatrix Operating Company, Inc., Hercules Technology Growth Capital, Inc. and the lenders party thereto from time to time		Form 8-K (Exhibit 10.1)	06/16/15	001-36199

10.14	Joinder Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.2)	06/16/15	001-36199

10.15	Loan and Security Agreement, by and among Pulmatrix Operating Company, Inc. and the lenders identified on Schedule A thereto, dated February 26, 2015.		Form 8-K (Exhibit 10.1)	06/16/15	001-36199

10.16	Securities Purchase Agreement, by and among Pulmatrix Operating Company, Inc. and the purchasers identified on Schedule A thereto, dated March 13, 2015.		Form 8-K (Exhibit 10.2)	06/16/15	001-36199

10.17	Securities Purchase Agreement, dated January 8, 2015, by and among Oculus Innovative Sciences, Inc., the Buyer, and, solely with respect to Section 4 and Section 9 thereof, Ruthigen, Inc., and Dawson James Securities, Inc.		Form 8-K (Exhibit 10.1)	01/13/15	001-36199

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

10.18	Securities Purchase Follow Up Agreement, dated March 12, 2015, by and among Oculus Innovative Sciences, Inc., the Buyer, Ruthigen, Inc. and Dawson James Securities, Inc.		Form 8-K (Exhibit 10.1)	03/13/15	001-36199

10.19	Securities Purchase Agreement, dated March 12, 2015, by and among Oculus Innovative Sciences, Inc., the investors identified therein, and, solely with respect to Section 4 and Section 10 thereof, Ruthigen, Inc., and Dawson James Securities, Inc.		Form 8-K (Exhibit 10.2)	03/13/15	001-36199

21.1	List of Subsidiaries.	X

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
*	These exhibits are management contracts.

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

and Shareholders of Pulmatrix, Inc.

We have audited the accompanying consolidated balance sheets of Pulmatrix, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ (deficit)/equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulmatrix, Inc., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 10, 2017

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,182	$18,902
Prepaid expenses and other current assets	577	1,560

Total current assets	4,759	20,462
Property and equipment, net	786	685
Long-term restricted cash	204	250
Intangible assets	—	7,534
Goodwill	10,914	15,942

Total assets	$16,663	$44,873

Liabilities and stockholders’ equity
Current liabilities:
Loan Payable, net of debt discount and issuance costs	2,586	1,029
Accounts payable	747	1,090
Accrued expenses	1,317	1,486

Total current liabilities	4,650	3,605
Loan payable, net of current portion, debt discount and issuance costs	3,217	5,692
Derivative liability	35	11
Deferred tax liability	—	2,959

Total liabilities	7,902	12,267

Stockholders’ Equity:
Common stock, $0.0001 par value — 100,000,000 shares and 233,500,000 shares authorized at December 31, 2016 and December 31, 2015; 14,850,526 shares and 14,745,754 shares issued and outstanding, including vested restricted stock units of 99,308 and 229,744, at December 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	164,706	160,708
Accumulated deficit	(155,946)	(128,103)

Total stockholders’ equity	8,761	32,606

Total liabilities and stockholders’ equity	$16,663	$44,873

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2016	2015
Revenues	$835	$1,201
Operating expenses
Research and development	10,152	7,187
General and administrative	8,015	17,032
Write off of intangibles	7,534	—

Total operating expenses	25,701	24,219

Loss from operations	(24,866)	(23,018)

Other income (expense)
Interest expense	(881)	(953)
Impairment of goodwill	(5,029)	—
Loss on the conversion of convertible notes	—	(1,170)
Fair value adjustment of preferred stock warrant liability	—	1,309
Fair value adjustment of derivative liability	(24)	(2,291)
Other expense, net	(2)	(44)

Loss before income taxes	(30,802)	(26,167)
Benefit from income taxes	2,959	—

Net loss	$(27,843)	$(26,167)

Net loss per share attributable to common stockholders, basic and diluted	$(1.88)	$(3.23)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	14,815,230	8,089,925

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock

and Stockholders’ (Deficit)/Equity

(in thousands, except share data and per share data)

	Series B Redeemable Convertible Preferred Stock		Seed Redeemable Convertible Preferred Stock,		Series A-4 Redeemable Convertible Preferred Stock,		Series B-1 Redeemable Convertible Preferred Stock,		Junior Seed Convertible Preferred Stock,		Common Stock,		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — January 1, 2015	41,788,790	$20,894	1,219,508	$1,331	1,307,190	$4,000	18,687,554	$9,344	410,000	$4	188,625	$—	$23,142	$(101,936)	$(78,794)
Conversion of preferred stock into common stock	(41,788,790)	(20,894)	(1,219,508)	(1,331)	(1,307,190)	(4,000)	(18,687,554)	(9,344)	(410,000)	(4)	4,155,539	—	35,573	—	35,573
Conversion of convertible notes into common stock	—	—	—	—	—	—	—	—	—	—	5,104,661	1	43,059	—	43,060
Conversion of 2015 Bridge notes into common stock	—	—	—	—	—	—	—	—	—	—	664,559	—	8,407	—	8,407
Issuance of common stock and warrants	—	—	—	—	—	—	—	—	—	—	1,454,549	—	10,000	—	10,000
Issuance of warrant with term loan	—	—	—	—	—	—	—	—	—	—	—	—	198	—	198
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	71,323	—	151	—	151
Stock issued for consulting services in connection with the Merger	—	—	—	—	—	—	—	—	—	—	335,844	—	4,248	—	4,248
Exchange of common stock in connection with the Merger	—	—	—	—	—	—	—	—	—	—	2,540,910	—	30,422	—	30,422
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	229,744	—	3,028	—	3,028
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,480	—	2,480
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,167)	(26,167)

Balance — December 31, 2015	—	—	—	—	—	—	—	—	—	—	14,745,754	1	160,708	(128,103)	32,606
Exercise of common stock options											277	—	—	—	—
Vesting of restricted stock units											104,495	—	1,171	—	1,171
Stock-based compensation											—	—	2,827	—	2,827
Net loss											—	—	—	(27,843)	(27,843)

Balance — December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	14,850,526	$1	$164,706	$(155,946)	$8,761

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(27,843)	$(26,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	232
Write-off of intangibles, net of tax provision	4,575	—
Impairment of goodwill	5,029	—
Stock-based compensation	3,998	5,508
Stock issued for consulting services in connection with the Merger	—	4,248
Non-cash rent expense	43	(21)
Non-cash interest expense	212	613
Non-cash debt issuance expense	16	66
Fair value adjustment on preferred stock warrant liability	—	(1,309)
Fair value adjustment on derivative liability	24	2,291
Loss on conversion of convertible notes	—	1,170
Loss on disposal of property and equipment	82	13
Changes in operating assets and liabilities:
Restricted Cash	46	—
Prepaid expenses and other current assets	983	(1,107)
Accounts payable	(346)	806
Accrued expenses	(312)	1,185

Net cash used in operating activities	(13,243)	(12,472)

Cash flows from investing activities:
Cash acquired from the merger transaction	—	9,671
Proceeds on sale of equipment	24
Purchases of property and equipment	(455)	(266)

Net cash (used in) provided by investing activities	(431)	9,405

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	10,000
Proceeds from exercise of stock options	—	151
Proceeds from issuance of convertible promissory notes	—	4,457
Principle payments term loan	(1,046)	6,910

Net cash (used in) provided by financing activities	(1,046)	21,518

Net (decrease) increase in cash and cash equivalents	(14,720)	18,451
Cash and cash equivalents — beginning of period	18,902	451

Cash and cash equivalents — end of period	$4,182	$18,902

Supplemental disclosures of noncash financing and investing activities:
Conversion of convertible notes and accrued interest into common stock	$—	$43,060
Conversion of 2015 Bridge notes into common stock	$—	$8,407
Fair value of assets and liabilities acquired in the Merger:
Fair value of assets acquired in Merger	$—	$23,772
Fair value of liabilities assumed in Merger	$—	$(3,022)
Fair value of net assets acquired in the Merger	$—	$20,750
Fixed asset trade in value	$60	$—
Fixed asset purchases in accounts payable at year-end	$2	$37

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

Liquidity

At December 31, 2016, the Company had unrestricted cash and cash equivalents of $4,182 and an accumulated deficit of $155,946. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. As per Note 17, in February 2017, we closed on two registered direct offerings that brought in net proceeds of approximately $7,500.

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

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. There will be continued doubt about the Company’s ability to continue as a going concern if we are unable to do so. The Company’s consolidated financial statements as of December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard defines substantial doubt as when it is probable (i.e., likely) that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued. The ASU is effective for the annual period ending December 31, 2016 and interim periods thereafter. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has adopted this standard and its impact on its consolidated financial statements and related disclosures was immaterial.

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

In December 2014, the FASB has issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has adopted this standard and its impact on its consolidated financial statements and related disclosures was immaterial.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement, to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company has adopted this standard and its impact on its consolidated financial statements and related disclosures was immaterial.

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

In March 2016 the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the effect that ASU 2016-09 will have on the Company’s financial position and results of operations.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the ASU 2016-15 and does not believe this ASU will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests held through Related Parties that are under Common Control,” (“ASU 2016-17”) which alters how a decision maker considers indirect interests in a variable interest entity (VIE) held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. The Company is currently evaluating the effect that ASU 2016-17 will have on the Company’s financial position or results of operations.

In December 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force,” which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its financial position, results of operations or financial statement disclosures.

In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company does not expect this new guidance to have a material impact on its financial positions or results of operations.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers — Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the fair value of net assets acquired in business combinations, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

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

Redeemable Convertible Preferred Stock

The Company classifies its redeemable convertible preferred stock as temporary equity on the balance sheets because redemption is not solely within the control of the Company. On issuance, the Company records the preferred stock at fair value which is normally the issue price. The carrying value of redeemable convertible preferred stock is increased by periodic accretions so that the carrying amount will equal the redemption amount at the date when a majority of holders of such stock may elect to redeem it. These increases are effected through charges against additional paid-in capital, to the extent it is available, or to accumulated deficit. As of December 31, 2015, all redeemable convertible preferred stock had converted to shares of common stock (see Note 8).

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

At December 31, 2016 the Company had a $153 letter of credit as a security deposit on its leased office and laboratory facility that expires in March 2017 and that is secured by a deposit in a money market account, as well as $51 deposited in a money market account as security for a credit card. At December 31, 2015, the Company had a $200 letter of credit as a security deposit on its leased office and laboratory facility that expired in December, 2016 and that was secured by a deposit in a money market account, as well as $50 deposited in a money market account as security for a credit card.

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

Other than impairment of IPR&D, to date no such impairment have been recognized on long-lived assets other than goodwill.

Revenue Recognition

The Company’s principal sources of revenue during the reporting period were income from fees for services and reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because common stock equivalents are excluded as their inclusion would be anti-dilutive.

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

As of December 31, 2016, the Company determined that it was more than a 50 percent likelihood that the carrying value of the goodwill was greater than the fair value. As such, the Company performed a two-step quantitative assessment. First, the Company compared the fair value of the company to its carrying value and then the Company performed a second step by comparing the enterprise value to the carrying value of goodwill. The Company determined that goodwill was impaired and recorded an impairment charge of $5,029 that revalued goodwill to $10,914 as of December 31, 2016.

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

Annually, or more frequently if events or circumstances indicate that the asset may be impaired, the Company is required to prepare an impairment assessment on IPR&D. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset’s fair value. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. During the year ended December 31, 2016, the Company determined that there was a full impairment of its IPR&D and $7,534 was revalued to $0.

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

The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and the liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from June 15, 2015, the acquisition date. As of December 31, 2016, no adjustments have been made.

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

The fair value of the IPR&D was determined using a discounted cash flow analysis of the expected cash flows to be generated by the IPR&D over its remaining life, net of returns on contributory assets including working capital and real and personal property assets. A discount rate of 26.6% was used in the analysis. The resulting present value of the cash flows was combined with the estimated present value of the amortization tax benefit that a purchaser of the asset could be expected to receive to arrive at the estimated fair value of the IPR&D. The Company believes the assumptions used are consistent and representative of those a market participant would use in estimating the fair value of the IPR&D. If, at the end of the one year waiver period, the Company has not been successful in finding a buyer for RUT58-60, Oculus will have the right to cancel the license agreement and reclaim all rights to RUT58-60. During the year ended December 31, 2016, as a sale of RUT58-60 did not take place within the waiver period, the Company revalued its IPR&D of $7,534 to $0 in a complete write-off .

The deferred tax liability of $2,959 relates to the temporary difference associated with the $7,534 value of the IPR&D asset, which is not deductible for tax purposes. The deferred tax liability was recorded based on a 39.28% effective tax rate. A full write-off of the deferred tax liability was recorded on June 15, 2016, as the term for the license agreement has terminated.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist. The Company determined that goodwill was impaired and recorded an impairment charge of $5,029 that revalued goodwill to $10,914 as of December 31, 2016.

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

For the Year ended December 31,
2015
Total revenues, net	$1,201
Net loss	$(19,093)

The above pro forma information was determined based on the historical GAAP results of the Company and Ruthigen. The audited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the acquisition was completed on January 1, 2015. The audited pro forma consolidated net loss includes pro forma adjustments primarily relating to the following non-recurring items directly attributable to the business combination:

(1)	Elimination of $9,956 of transaction costs for both the Company and Ruthigen from the year ended December 31, 2015.

(2)	Elimination of $901 of stock-based compensation expense related to the acceleration of vesting of previously unvested Ruthigen awards in connection with the Merger from the year ended December 31, 2015;

(3)	Elimination of $995 of expense related to stay bonuses from the year ended December 31, 2015;

(4)	Elimination of $1,309 of other income and $2,291 of other expense related to the change in the fair values of liability-classified warrants and derivative instruments from the year ended December 31, 2015, respectively, as the Company’s outstanding preferred stock warrants and certain derivative instruments were extinguished in connection with the completion of the Merger;

(5)	Elimination of $1,170 loss on conversion of convertible notes from the year ended December 31, 2015, as the Company’s 2015 Bridge Notes (defined below) were automatically converted to equity upon completion of the Merger; and

(6)	Elimination of $477 and $6,868 of interest expense related to our convertible notes, including the 2015 Bridge Notes, from the year ended December 31, 2015, as all of the Company’s outstanding convertible notes were automatically converted to equity in connection with the closing of the Merger.

4. Goodwill and IPR&D

The Company recognized $15,942 of goodwill in connection with the Merger as discussed in Note 3. As of December 31, 2016, there was an impairment loss of $5,029. Goodwill has been assigned to the Company’s single reporting unit.

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

As of December 31, 2016, there was an impairment loss of $9,604, net of tax provision, associated with goodwill and other intangible assets.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	For the year ended December 31,
	2016	2015
Prepaid Insurance	$197	$220
Prepaid Clinical Trials	9	169
Prepaid Other	58	92
Accounts receivable	206	481
Deferred Clinical Costs	107	598

	$577	$1,560

6. Property and Equipment, Net

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2016	2015
Laboratory equipment	$2,414	$2,239
Computer equipment	254	159
Office furniture and equipment	214	211
Leasehold improvements	575	503
Capital Improvements in progress	—	178

Total property and equipment	3,457	3,290
Less accumulated depreciation and amortization	(2,671)	(2,605)

Property and equipment — net	$786	$685

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $250 and $232, respectively. During the year ended 2016, the Company recorded gross fixed asset disposals of $350 and related accumulated depreciation of $184.

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

On June 9, 2015, the Company amended the MTA with Mylan. Additionally under the amended agreement the Company was eligible to receive up to $77 in expense reimbursement to cover the costs to manufacture materials that are transferred under the MTA. As per the amended terms of the MTA, the MTA terminated on June 30, 2016. The Company recognized $0 and $77 of revenue during 2016 and 2015, respectively, in connection with this agreement.

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

Under the terms of the Mylan Agreement, the Company agreed to conduct certain clinical trials related to the Product and is eligible to receive reimbursement of up to $1,500 for third-party out-of-pocket expenses directly related to trial expenses. On September 14, 2015, the Company entered into an amendment to the Mylan Agreement to provide for reimbursements up to a new cost cap of $1,878. As consideration for the funding received, the Company agreed to grant to Mylan an option to negotiate for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical sales of the company. The Company recognized $835 and 1,019 of revenue under the Mylan Agreement during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, Mylan’s option expired and Pulmatrix owns the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200.

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

For the year ended December 31, 2016 and 2015, non-cash interest expense aggregating to $0 and $18 were recorded respectively, which includes accretion of debt discount $0 and $18, respectively.

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

The Term Loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 9.50%. The Company is required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. The Term Loan interest rate was 10.00% and 9.75% at December 31, 2016 and 2015, respectively. On August 1, 2016, the Company began making monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any unpaid principal and interest is due on the maturity date of July 1, 2018. Upon repayment of the Term Loan, the Company is also required to pay an end of term charge to the lenders equal to $245. The end of term charge is being accrued over the term of the loan to interest expense.

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through December 31, 2016 the contingency was not resolved.

The credit facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. In general, the Term Loan prohibits the Company from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock. The Company complied with all covenants during the years ended December 31, 2016 and 2015.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the consolidated statements of operations (Note 13). At December 31, 2016, the fair value of the derivative liability was remeasured and valued at $35. The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method.

The Company incurred interest expense of $881 during the year ended December 31, 2016, which includes accretion of debt discount of $112 and $669 which was payable in cash. For the year ended December 31, 2016, the Company also accreted debt issuance costs of $16 recorded to general and administrative expenses in accompanying consolidated statement of operations.

The Company incurred interest expense of $476 during the year ended December 31, 2015, which includes accretion of debt discount of $52 and $368 which was payable in cash. For the year ended December 31, 2015, the Company also accreted debt issuance costs of $9 recorded to general and administrative expenses in accompanying consolidated statement of operations.

The carrying amounts of the Company’s Notes, including the 5X conversion liability, and the Term Loan as of December 31, 2016 and December 31, 2015 were as follows:

	Principal Amount of Notes	5X Conversion Liability	Debt Discount	Issuance Costs	2015 Bridge Notes	Hercules Term Loan	Total
Balance — January 1, 2015	$29,088	$10,633	$(18)	$—	$—	$—	$39,703
Conversion of debt	(29,088)	(10,633)	—	—	—	—	(39,721)
Term loan, debt discount and issuance costs	—	—	(1,847)	(43)	4,500	7,000	9,610
Accretion of debt discount and issuance costs	—	—	1,617	12	—	—	1,629
Conversion of Debt	—	—	—	—	(4,500)	—	(4,500)

Balance — December 31, 2015	—	—	(248)	(31)	—	7,000	6,721
Term loan, debt discount and issuance costs	—	—	—	—	—	(1,046)	(1,046)
Accretion of debt discount and issuance costs	—	—	112	16	—	—	128

Balance — December 31, 2016	$—	$—	$(136)	$(15)	$—	$5,954	$5,803

Future principal payments in connection with the Term Loan are as follows:

2017	$2,698
2018	3,256

$5,954

9. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,
	2016	2015
Accrued vacation	$54	$45
Accrued wages and incentive	796	673
Accrued clinical & consulting	202	622
Accrued legal & patent	51	62
End of term fee	155	55
Deferred rent	46	4
Accrued other expenses	13	25

Total accrued expenses	$1,317	$1,486

10. Common Stock

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

A roll-forward of the Preferred Stock Warrants is as follows:

	Preferred Stock Warrants	Estimated Fair Value
Balance — January 1,2015	14,544,247	$1,309
Decrease in estimated fair value of warrants	—	(1,309)
Cancellation and gain (loss) on extinguishment	(14,544,247)	—

Balance — December 31, 2015	—	$—

For the years ended December 31, 2016 and December 31, 2015, the Company recorded other income of $0 and $1,309 which related to the change in the fair value of the warrants classified as liabilities.

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

1,219,000 Series A Warrants were outstanding at December 31, 2015. There were no exercises of any Series A Warrants prior to March 26, 2016 and they expired according to their terms on March 26, 2016. As no Series A Warrants were exercised, no Series B Warrants were issued. There are no Series A nor Series B Warrants outstanding at December 31, 2016.

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

The following represents a summary of the warrants outstanding at each of the dates identified:

Prior to 2015, the Company had no common stock warrant activity. The following represents the common stock issued or assumed during the years ended December 31, 2015. All warrants are exercisable for Common Stock.

					Number of Shares Underlying Warrants
					For the Year Ended December 31,
Warrants	Issue Date	Classification	Exercise Price	Expiration Date	2016	2015
Private Placement Warrants	June 15, 2015	Equity	$7.56	June 15, 2020	3,190,030	3,190,030
Hercules Warrants	June 15, 2015	Equity	$8.35	June 16, 2020	25,150	25,150
MTS Warrants	August 31, 2015	Equity	$11.80	August 31, 2020	30,000	30,000

Warrants Assumed in Merger
Series A Warrants	March-May 2014	Equity	$17.83	March-May 2016	—	1,219,000
Representative’s Warrants	March 21, 2014	Equity	$22.66	March 21, 2019	37,100	37,100
Underwriter’s Warrants	March 21, 2014	Equity	$22.66	March 21, 2019	2,160	2,160

At December 31, 2016, the intrinsic value of the common stock warrants outstanding was $0.

12. Stock-Based Compensation

The Company sponsors the Ruthigen, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, and immediately following the Effective Time, renamed the plan the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was amended and restated at the Effective Time to, among other things, (i) increase the number of shares of Company Common Stock authorized under the plan, (ii) comply with the requirements imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, and (iii) provide an increase in the number of shares of Company Common Stock available for issuance under the 2013 Plan’s “evergreen” provision. As of December 31, 2016, the 2013 Plan provides for the grant of up to 3,450,549 shares of Company Common Stock, of which 722,144 shares remained available for future grant.

At the Effective Time, the Company assumed Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). At the Effective Time, the Company terminated the Original 2013 Plan as to future awards. A total of 644,054 shares of Company Common Stock may be delivered under options outstanding as of December 31, 2016 under the Original 2013 Plan and the 2003 Plan, respectively, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

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

Options

During the year ended December 31, 2016, the Company granted options to purchase 712,050 shares of Company Common Stock to employees, options to purchase 52,800 shares of Company Common Stock to directors, and options to purchase 0 shares of Company Common Stock to advisors. The stock options granted vest either over time (the “Time Based Options”) or based on achievement of defined milestones. Time Based Options vest over either 36 or 48 months. Subject to the grantee’s continuous service with the Company, Time Based Options vest in one of the following ways: (i) 48 equal monthly installments beginning on the monthly anniversary of the Vesting Start Date (as defined in the grant agreement), (ii) 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the Vesting Start Date, or (iii) 25% at the one year anniversary of the Vesting Start Date and the remainder in 36 equal monthly installments beginning in the thirteenth month after the Vesting Start Date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2016	2,316,569	$8.59	8.46	$1,403
Granted	764,850	$2.79
Exercised	(277)	$1.71
Forfeited or expired	(251,841)	$10.04

Outstanding — December 31, 2016	2,829,301	$6.89	7.85	$—

Exercisable — December 31, 2016	1,299,157	$6.82	6.73	$—

Vested and expected to vest — December 31, 2016	2,770,405	$6.84	7.83	$—

The estimated fair values of employee stock options granted during the year ended December 31, 2016 and 2015, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31,
	2016	2015
Expected option life (years)	6.22	6.22
Risk-free interest rate	1.26% – 2.12%	1.79% – 2.12%
Expected volatility	70.0% – 76.0%	76.0% – 132.0%
Expected dividend yield	0%	0%

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

As of December 31, 2016 there was $5,571 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Units

In connection with the Merger, the Company signed one-year employment agreements with the former CEO and CFO of Ruthigen pursuant to which the Company granted such persons 329,052 restricted stock units (the

“RSUs”) of which 130,435 RSUs were immediately vested upon the date of the grant, 99,309 RSUs vested during the six months ended December 31, 2015 and the remaining 99,308 RSUs vested during the first six months in 2016. The shares of common stock underlying the RSUs held by the former CEO and CFO of Ruthigen are deliverable one year after the applicable vesting date of the respective RSU. In August 2015, the Company granted 10,374 RSUs to other employees that vest over a two-year period. The Company recorded stock-based compensation expense of $1,171 and $3,028 for the RSUs vested during the years ended December 31, 2016 and 2015, respectively.

The following table summarizes RSU activity for the year ended December 31, 2016:

	Number of Units	Weighted- Average Grant Date Fair Value	Total Grant Date Fair Value
Outstanding — January 1, 2016	109,682	$11.97	$1,314
Granted	—
Vested	(104,495)	12.30	(1,285)
Forfeited or expired	—	—	—

Outstanding — December 31, 2016	5,187	$5.50	$29

The following table presents total stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively:

	For the years ended December 31,
	2016	2015
Research and development	$763	$404
General and administrative	3,235	5,104

Total stock based compensation expense	$3,998	$5,508

13. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as December 31, 2016 and December 31, 2015, and the input categories associated with those liabilities, is as follows:

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$35	$35

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$11	$11

Goodwill

As of December 31, 2016, the Company determined that it was more than a 50 percent likelihood that the carrying value of the goodwill was greater than the fair value. As such, the Company performed a two-step quantitative assessment. First, the Company compared fair value of the company to its carrying value and then Company performed second step by comparing enterprise value to the carrying value of goodwill. As of December 31, 2016, the Company impaired goodwill for $5,029. The inputs used are generally unobservable and are therefore considered at level 3 hierarchy. These level 3 inputs were used to measure fair value of carrying value of assets and liabilities of the Company.

A roll-forward of Goodwill is as follows:

Goodwill
Balance — January 1, 2015	$—
Goodwill acquired	15,943

Balance — December 31, 2015	15,943
Impairment	(5,029)

Balance — December 31, 2016	$10,914

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

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At December 31, 2015
Probability of an event of default	10%	*
Prepayment penalties	1.0% – 3.0%	*
End of term payment	$245,000	*
Risk-free interest rate	1.01%	*

*	Management determined that there were no changes in the assumptions underlying the value of the derivative instrument between the date of issuance, June 16, 2015, and December 31, 2015.

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

	Preferred Stock Warrants	Derivative Instruments
Balance — January 1, 2015	$1,309	$—
Fair value at issuance date	—	1,558
Change in fair value	(1,309)	2,291
Extinguishment on conversion of convertible notes	—	(3,838)

Balance — December 31, 2015	—	11

Change in fair value	—	24

Balance — December 31, 2016	$—	$35

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the consolidated statement of operations.

14. Income Taxes

The Company recorded a deferred income tax benefit for the year ended December 31, 2016 of $2,959 relating to a book impairment of a deferred tax liability set up in purchase accounting which was not subject to a valuation allowance. The Company had no income tax expense due to operating losses incurred for the year ended December 31, 2015.

The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015
Current income tax provision
Federal	$—	$—
State	—	—
Total current income tax provision	—	—
Deferred income tax (benefit) provision
Federal	(2,356)	—
State	(603)	—
Total deferred income tax (benefit) provision	(2.959)	—

Total income tax (benefit) provision	$(2.959)	$—

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.3%	3.8%
Research and development credits	0.7%	0.6%
Nondeductible interest	(0.1)%	(3.5)%
Writedown of intangible asset	(5.6)%	0.0%
Permanent differences	(0.5)%	(2.8)%
Transaction Costs	0.0%	(3.4)%
Other	(3.0)%	(0.9)%
Change in valuation allowance	(20.2)%	(27.8)%

Total	9.6%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$43,455	$38,179
Research and development credit carryforwards	2,493	2,271
Capitalized start-up expenses	1,221	1,396
In-Process Research and Development	—	(2,959)
Other	2,862	1,937

Total deferred tax assets	50,031	43,783
Valuation allowance	(50,031)	(43,783)
In-process research and development	—	(2,958)

Net deferred tax liabilities	$—	$(2,958)

At December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $117,151 and $68,622 respectively, which were available to reduce future taxable income. The net operating loss carryforwards expire at various dates from 2023 through 2036. The Company has research and development credits for federal and state income tax purposes of approximately $1,814 and $1,029, respectively, which expire at various dates from 2022 through 2036.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2016 and 2015. The valuation allowance increased by $6,248 during the year ended December 31, 2016, primarily due to the increase in the Company’s net losses.

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

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company’s returns remain subject to federal and state audits for the years 2013 through 2016. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The Company anticipates that the amount of unrecognized tax benefits recorded will not materially change in the next twelve months

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2015	$1,026
Additions for current year tax positions	60

Balance — December 31, 2015	1,086
Additions for current year tax positions	86

Balance — December 31, 2016	$1,172

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2016	2015
Numerator:
Net loss	$(27,843)	$(26,167)

Net loss attributable to common stockholders	$(27,843)	$(26,167)

Denominator:
Weighted average common shares outstanding — basic and diluted	14,815,230	8,089,925

Net loss per share attributable to common stockholders — basic and diluted	$(1.88)	$(3.23)

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of December 31,
	2016	2015
Options to purchase common stock	2,829,301	2,316,569
Warrants to purchase common stock	3,284,440	4,503,440
Settlement of Term Loan	85,251	85,251
Restricted Stock Units	5,187	109,682

Total	6,204,179	5,795,942

16. Commitments

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

Future minimum lease payments under non-cancelable operating lease for office and lab space is as follows:

Amount
2017	632
2018	654
2019	676
2020	698

Total	$2,660

The Company has contracted with contract research organizations and contract manufacturing organizations in order to further the development of its most advanced assets. As of December 31, 2016, the outstanding obligation on these contracts totaled $992.

17. Subsequent Events

On February 2, 2017, the Company closed on the sale of 2,000,000 shares of common stock, at a price of $2.50 per share, in a registered direct offering. The estimated net proceeds to the Company were approximately $4.5 million.

On February 8, 2017, the Company closed on the sale of 950,000 shares of common stock, at a price of $3.50 per share, in a registered direct offering. The estimated net proceeds to the Company were approximately $3.0 million.

Pursuant to the evergreen provision under the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, 742,526 shares were added to the total number of authorized shares under the plan.