Form 10-Q
period 2017-03-31
Pulmatrix, Inc.
filed 2017-05-05
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, the registrant had 19,072,995 shares of common stock outstanding excluding 49,654 shares of common stock deliverable on a delayed basis pursuant to restricted stock units that have vested.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At March 31, 2017	At December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,541	$4,182
Prepaid expenses and other current assets	413	577

Total current assets	10,954	4,759
Property and equipment, net	722	786
Long-term restricted cash	204	204
Goodwill	10,914	10,914

Total assets	$22,794	$16,663

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$2,661	$2,586
Accounts payable	235	747
Accrued expenses	1,439	1,317

Total current liabilities	4,335	4,650
Loan payable, net of current portion, debt discount and issuance costs	2,522	3,217
Derivative liability	35	35

Total liabilities	6,892	7,902

Commitments (Note 14)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value - 500,000 authorized and 0 issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value - 100,000,000 shares authorized; 18,475,202 and 14,850,526 shares issued and outstanding, including vested restricted stock units of 49,654 and 99,308, at March 31, 2017 and December 31, 2016, respectively.	2	1
Additional paid-in capital	175,329	164,706
Accumulated deficit	(159,429)	(155,946)

Total stockholders’ equity	15,902	8,761

Total liabilities and stockholders’ equity	$22,794	$16,663

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
Revenues	$—	$396
Operating expenses
Research and development	1,672	3,430
General and administrative	1,640	2,409

Total operating expenses	3,312	5,839

Loss from operations	(3,312)	(5,443)
Interest expense	(187)	(223)
Other income (expense), net	16	(3)

Net loss	$(3,483)	$(5,669)

Net loss per share, basic and diluted	$(0.21)	$(0.38)

Weighted average shares used to compute basic and diluted net loss per share	16,791,362	14,754,484

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,483)	$(5,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	58
Stock-based compensation	622	1,233
Non-cash rent expense	5	11
Non-cash interest expense	48	51
Non-cash debt issuance expense	4	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	164	549
Accounts payable	(512)	99
Accrued expenses	96	(462)
Restricted cash	—	50

Net cash used in operating activities	(2,992)	(4,076)

Cash used in investing activities:
Purchases of property and equipment	—	(73)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,702	—
Proceeds from the exercise of stock options	300	—
Term loan principal payments	(651)	—

Net cash provided by financing activities	9,351	—

Net increase (decrease) in cash and cash equivalents	6,359	(4,149)
Cash and cash equivalents — beginning of period	4,182	18,902

Cash and cash equivalents — end of period	$10,541	$14,753

Supplemental disclosures of noncash financing and investing activities:
Fixed Asset purchases in account payable	$—	$83

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. and its subsidiaries (the “Company”) is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory diseases and infections with significant unmet medical needs.

Liquidity

At March 31, 2017, the Company had unrestricted cash and cash equivalents of $10,541, an accumulated deficit of $159,429 and working capital of $6,619. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If unable to raise additional capital when required or on acceptable terms, the Company may have to (i) delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on unfavorable terms.

In February 2017, the Company closed sales of an aggregate of 2,950,000 shares of its common stock for aggregate net proceeds of $7,598 (see Note 8).

In March 2017, the Company sold 538,427 shares of its common stock for aggregate net proceeds of $2,104 (See Note 8).

Subsequent to March 31, 2017, the Company sold 645,271 shares of its common stock for aggregate gross proceeds of $2,211 (see Note 14).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements as of March 31, 2017 do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2017.

3. Summary of Significant Accounting Policies

In the three months ended March 31, 2017, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s current report on Form 10-K filed with the SEC on March 10, 2017, except as noted below.

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

Revenue Recognition

The Company’s principal sources of revenue during the reporting period were reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of March 31, 2017.

4. Goodwill

The Company recognized $10,914 of goodwill and as of March 31, 2017, there was no impairment. Goodwill has been assigned to the Company’s single reporting unit.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At March 31, 2017	At December 31, 2016
Prepaid Insurance	$111	$197
Prepaid Clinical Trials	62	9
Prepaid Other	126	58
Stock Subscriptions	108	206
Deferred Clinical Costs	6	107

Total prepaid and other current assets	$413	$577

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through March 31, 2017 the contingency was not resolved.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 11). At March 31, 2017 and December 31, 2016, the fair value of the derivative liability was valued at $35. The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $187 and $223 during the three months ended March 31, 2017 and 2016, respectively. Of the total interest expense, $139 and $173 was payable in cash during the three months ended March 31, 2017 and 2016, respectively.

The carrying amounts of the Company’s Term Loan as of March 31, 2017 and December 31, 2016 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2017	$5,954	$(136)	$(15)	$5,803
Accretion of debt discount		27		27
Accretion of issuance costs			4	4
Principal payments	(651)			(651)

Balance — March 31, 2017	$5,303	$(109)	$(11)	5,183

Current portion of debt, net of debt discount and issuance costs				2,661

Long term portion of debt, net of current portion				$2,522

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2017	$2,044
2018	3,259

$5,303

7. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At March 31, 2017	At December 31, 2016
Accrued vacation	$75	$54
Accrued wages and incentive	870	796
Accrued clinical & consulting	153	202
Accrued legal & patent	60	51
Accrued end of term fee	176	155
Deferred Rent	52	46
Accrued other expenses	53	13

Total accrued expenses	$1,439	$1,317

8. Common Stock

Registered Direct Offering

On January 27, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the sale by the Company of 2,000,000 shares of the Company’s common stock at a purchase price of $2.50 per share in a registered direct offering. The closing of the sale of the shares under the Purchase Agreement occurred on February 2, 2017.

On February 3, 2017, Pulmatrix, Inc. entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with certain investors for the sale by the Company of 950,000 shares of the Company’s common stock at a purchase price of $3.50 per share in a registered direct offering. The closing of the sale of the shares under the Second Purchase Agreement occurred on February 8, 2017.

Net of commissions and other issuance costs totaling $727, aggregate net proceeds of the two noted registered direct offerings were $7,598. The shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus.

At-the-Market Offering

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) to act as the Company’s sales agent with respect to the issuance and sale of up to $11,000,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus. BTIG acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Global Market. If expressly authorized by the Company, BTIG may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of this offering in an escrow, trust or similar account.

BTIG is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During the three month period ended March 31, 2017, the Company sold 538,427 shares of its common stock under the Sales Agreement at an average selling price of approximately $4.04 per share which resulted in gross proceeds of approximately $2,175 and net proceeds of approximately $2,104 after payment of 3% commission to BTIG and other issuance costs. Approximately $108 of these proceeds were classified in stock subscriptions receivable as of March 31, 2017 which were subsequently collected in April 2017.

9. Warrants

There were 3,284,440 common stock warrants outstanding at March 31, 2017. The warrants had a weighted-average exercise price of $7.79 with no intrinsic value and a remaining contractual life of 3.20 years.

10. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of March 31, 2017, the 2013 Plan provides for the grant of up to 4,193,075 shares of Company Common Stock, of which 1,149,194 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of March 31, 2017, a total of 503,062 shares of Company Common Stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the first three months of 2017, the Company granted options to purchase 343,555 shares of Company Common Stock to employees and options to purchase 22,000 shares of Company Common Stock to directors. At the date of grant the fair value of those options aggregated to $659 and $42 respectively. The stock options granted vest over 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company, Time Based Options vest 25% on the first anniversary of the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	2,829,301	$6.89		$—
Granted	365,555	$2.78
Exercised	(136,249)	$2.19
Forfeited or expired	(54,822)	$7.69

Outstanding — March 31, 2017	3,003,785	$6.59	8.08	$1,496

Exercisable — March 31, 2017	1,437,144	$6.99	7.23	$846

Vested and expected to vest — March 31, 2017	2,956,125	$6.56	8.08	$1,485

The estimated fair values of employee stock options granted during the three months ended March 31, 2017 and 2016, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected option life (years)	5.80 – 6.71	6.22
Risk-free interest rate	2.10% - 2.23%	1.61% -1.94%
Expected volatility	76.6% - 79.9%	70.0%
Expected dividend yield	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. As of March 31, 2017 there was $5,636 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

The following table presents total stock-based compensation expense for the three months ended March 31, 2017:

	Three Months Ended March 31,
	2017	2016
Research and development	$153	$214
General and administrative	462	1,019

Total stock based compensation expense	$615	$1,233

Restricted Stock Units (RSU)

In August 2015, the Company granted 10,374 RSUs to other employees that vest over a two year period. The Company recorded stock-based compensation expense of $7 for the RSUs during the three months ended March 31, 2017. At March 31, 2017, 5,187 RSUs were outstanding with a weighted-average grant date fair value of $5.50 per share and total grant date fair value of $29.

11. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and the input categories associated with those liabilities, is as follows:

	March 31, 2017
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

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At March 31, 2017
Probability of an event of default	10%	50%
Prepayment penalties	1.0% - 3.0%	1.0% - 3.0%
End of term payment	$245,000	$245,000
Risk-free interest rate	1.01%	1.03%

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

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2017	$35
Change in fair value	—

Balance — March 31, 2017	$35

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

12. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2017 and 2016 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of March 31,
	2017	2016
Options to purchase common stock	3,003,785	3,061,119
Warrants to purchase common stock	3,284,440	3,284,440
Settlement of term loan	85,251	85,251

13. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2017	$474
2018	654
2019	676
2020	698

Total	$2,502

14. Subsequent Events

Subsequent to March 31, 2017, the Company sold 645,271 shares of its common stock under the Sales Agreement with BTIG at an average selling price of approximately $3.53 per share which resulted in gross proceeds of approximately $2,279.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that”, “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that could cause our actual results, performance and achievements to differ materially from those expressed or implied in these forward-looking statements. Factors which may affect our results include, but are not limited to:

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

Overview

Recent Developments

Business

Pulmatrix, Inc. and its subsidiary (the Company) is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory diseases and infections with significant unmet medical needs.

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

Financial Overview

Revenues

To date, we have not generated any product sales. Our limited revenues have been derived from feasibility work as part of agreements with other pharmaceutical companies and grants from government agencies. On March 24, 2015, we entered into the long-acting muscarinic agent collaboration agreement with Mylan under which we are eligible to receive reimbursement of up to $1.5 million for third-party out of pocket expenses directly related to clinical trials. On September 14, 2015, the Company entered into an amendment to the collaboration agreement to provide reimbursements with a new cost cap of $1.878 million. As consideration for the funding received, we agreed to grant to Mylan an option for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical company’s sales on the resulting products. In December 2016, Mylan’s option expired. As of March 31, 2017, Pulmatrix owns the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200.

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

Other Expenses, Net

Other income, net is comprised primarily of gains and/or losses resulting from fair value adjustments for compound derivative instruments embedded within certain of our convertible notes.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our current report on Form 10-K filed with the SEC on March 10, 2017, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Revenue Recognition

Our principal sources of revenue are income from reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. We have determined that goodwill was not impaired as of March 31, 2017.

Results of Operations

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2017	2016	Change
Revenue	$—	$396	$(396)
Operating expenses
Research and development	1,672	3,430	(1,758)
General and administrative	1,640	2,409	(769)

Total operating expenses	3,312	5,839	(2,527)

Loss from operations	(3,312)	(5,443)	2,131
Interest expense	(187)	(223)	36
Other income (expense), net	16	(3)	19

Net loss	$(3,483)	$(5,669)	$2,186

Revenue — For the three months ended March 31, 2017, revenue was $0 compared to $0.4 million for the three months ended March 31, 2016. The decrease in revenue was the result of the decreased revenue associated with the conclusion of the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — For the three months ended March 31, 2017, research and development expense was $1.7 million compared to $3.4 million for the three months ended March 31, 2016, a decrease of $1.7 million. The decrease was primarily due to reduced spend of $1.3 million on the PUR1900 project, $0.4 million on the PUR0200 project and $0.1 million on the PUR1500 project. These decreases were related to the noted projects’ phase of development.

General and administrative expenses — For the three months ended March 31, 2017, general and administrative expense was $1.6 million compared to $2.4 million for the three months ended March 31, 2016, a decrease of $0.8 million. The decrease was primarily due to a decrease of $0.6 million in stock-based compensation expense related to awards granted in 2015 that became fully vested in 2016 and $0.2 million in professional consultant costs that did not reoccur in 2017.

Interest expense — For the three months ended March 31, 2017 interest expense was $0.2 million compared to $0.2 million for the three months ended March 31, 2016. During both periods, interest expense incurred related to the term loan agreement that we entered into in June 2015.

Liquidity and Capital Resources

Through March 31, 2017, we have incurred an accumulated deficit of $159.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our recent Merger. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of March 31, 2017 was $10.5 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(2,992)	$(4,076)
Net cash used in investing activities	—	(73)
Net cash provided by financing activities	9,351	—

Net increase (decrease) in cash and cash equivalents	$6,359	$(4,149)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $3.0 million, which was primarily the result of a net loss of $3.5 million and $0.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.7 million of net non-cash adjustments. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a decrease in accounts payable of $0.5 million, partially offset by decrease in prepaid expenses and other current assets of $0.2 million and an increase in accrued expenses of $0.1 million. Our non-cash adjustments were primarily comprised of $0.6 million of stock-based compensation expense and $0.1 million of depreciation and amortization.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $0 compared to net cash used in investing activities of $0.1 for the three months ended March 31, 2016. Net cash provided by investing activities for the three months ended March 31, 2016 was entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $9.4 million, as compared to $0 for the three months ended March 31, 2016. Net cash provided by financing activities for the three months ended March 31, 2017 resulted from the issuance of common stock of $9.7 million and $0.3 million from the exercise of stock options, partially offset by $0.6 million of term loan principal payments.

Financings

On January 27, 2017 and February 3, 2017 respectively, the Company entered a Securities Purchase Agreements with certain investors for the sale of the Company’s common stock pursuant to its effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and related prospectuses. In February 2017, the Company closed the sales of 2,950,000 shares of its common stock pursuant to the Securities Purchase Agreements for aggregate net proceeds of $7,598.

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11,000,000 of the Company’s common stock from time to time in an at-the-market public offering. In March 2017, the sold 538,427 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of $2,104.

Subsequent to March 31, 2017, we sold 645,271 shares of our common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of $2,211.

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

Not applicable.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the quarter ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: May 5, 2017	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement with certain investors, dated January 27, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).

10.2	Form of Securities Purchase Agreement with certain investors, dated February 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017).

10.3	At-The-Market Sales Agreement, dated March 17, 2017, by and between the Company and BTIG, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2017).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.