Form 10-Q
period 2017-06-30
Pulmatrix, Inc.
filed 2017-08-04
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 2, 2017, the registrant had 20,124,411 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At June 30, 2017	At December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,976	$4,182
Prepaid expenses and other current assets	754	577

Total current assets	11,730	4,759
Property and equipment, net	672	786
Long-term restricted cash	204	204
Goodwill	10,914	10,914

Total assets	$23,520	$16,663

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$2,745	$2,586
Accounts payable	564	747
Accrued expenses and other current liabilities	2,583	1,317

Total current liabilities	5,892	4,650
Loan payable, net of current portion, debt discount and issuance costs	1,804	3,217
Derivative liability	35	35

Total liabilities	7,731	7,902

Commitments (Note 14)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value - 500,000 authorized and 0 issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value - 100,000,000 shares authorized; 20,124,411 and 14,850,526 shares issued and outstanding including vested restricted stock units of 0 and 99,308, at June 30, 2017 and December 31, 2016, respectively.	2	1
Additional paid-in capital	180,813	164,706
Accumulated deficit	(165,026)	(155,946)

Total stockholders’ equity	15,789	8,761

Total liabilities and stockholders’ equity	$23,520	$16,663

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$260	$—	$656
Operating expenses
Research and development	3,363	2,441	5,035	5,871
General and administrative	2,066	2,214	3,706	4,623
Write-off of intangibles, net of tax provision	—	4,575	—	4,575

Total operating expenses	5,429	9,230	8,741	15,069

Loss from operations	(5,429)	(8,970)	(8,741)	(14,413)
Interest expense	(172)	(224)	(359)	(448)
Other income, net	4	7	20	4

Net loss	$(5,597)	$(9,187)	$(9,080)	$(14,857)

Net Loss Attributable to Common Stockholders	$(5,597)	$(9,187)	$(9,080)	$(14,857)

Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.62)	$(0.50)	$(1.01)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	19,553,281	14,804,606	18,179,951	14,779,244

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,080)	$(14,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	117
Write-off of intangible assets, net of tax provision	—	4,575
Stock-based compensation	1,337	2,402
Non-cash rent expense	11	22
Non-cash interest expense	94	103
Non-cash debt issuance expense	7	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(177)	550
Accounts payable	(183)	(561)
Accrued expenses	1,215	(347)
Restricted cash	—	46

Net cash used in operating activities	(6,649)	(7,942)

Cash flows from investing activities:
Purchases of property and equipment	(13)	(172)

Net cash used in investing activities	(13)	(172)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,467	—
Proceeds from exercise of stock options	304	—
Term loan principal payments	(1,315)	—

Net cash provided by financing activities	13,456	—

Net increase in cash and cash equivalents	6,794	(8,114)
Cash and cash equivalents — beginning of period	4,182	18,902

Cash and cash equivalents — end of period	$10,976	$10,788

Supplemental disclosures of non—cash financing and investing activities:
Fixed asset purchases in accounts payable at quarter-end	$—	$135

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Liquidity

At June 30, 2017, the Company had unrestricted cash and cash equivalents of $10,976, an accumulated deficit of $165,026 and working capital of $5,838. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

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

On June 9, 2017, the Company entered into a License, Development and Commercialization Agreement (the “License Agreement”) with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc., pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license in its intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds (the “Licensed IP”), to develop and commercialize products worldwide that incorporate the Licensed IP. Under the terms of the License Agreement, the Company will pay RespiVert an up-front, non-refundable license fee of $1,000,000 in partial consideration for the rights granted by RespiVert to the Company, and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones (see Note 6).

During the six months ended June 30, 2017, the Company sold 5,130,273 shares of its common stock for aggregate net proceeds of $14,467. (See Note 9).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements as of June 30, 2017 do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2017.

3. Summary of Significant Accounting Policies

In the three and six month periods ended June 30, 2017, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s current report on Form 10-K filed with the SEC on March 10, 2017, except as noted below.

Recent Accounting Standards

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

In May 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-09: Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The Company has adopted this standard and its impact on its consolidated financial statements and related disclosures was immaterial.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is in the process of evaluating this ASU and adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Revenue Recognition

The Company’s principal sources of revenue during the reporting periods were reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of June 30, 2017.

4. Goodwill

The Company recognized $10,914 of goodwill and as of June 30, 2017, there was no impairment. Goodwill has been assigned to the Company’s single reporting unit.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At June 30, 2017	At December 31, 2016
Prepaid Insurance	$355	$197
Prepaid Clinical Trials	243	9
Prepaid Other	156	58
Stock Subscriptions	—	206
Deferred Clinical Costs	—	107

Total prepaid and other current assets	$754	$577

6. Significant Agreements

License, Development and Commercialization Agreement

On June 9, 2017, the Company entered into a License Agreement with RespiVert, a wholly owned subsidiary of Janssen Biotech, Inc., pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license to its Licensed IP, to develop and commercialize products worldwide that incorporate the Licensed IP. The development, application, design and marketing of the Licensed IP and any licensed products will be managed exclusively by the Company.

Under the terms of the License Agreement, the Company will pay RespiVert an up-front, non-refundable license fee of $1,000,000 in partial consideration for the rights granted by RespiVert to the Company, and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones. Following the commencement of commercial sales of the licensed products, the Company will pay RespiVert designated amounts when certain milestone events occur. The development milestones and commercial milestones range from $1,000,000 to $80,000,000 depending upon the significance of the particular milestone. The Company is also required to pay RespiVert royalties on all sales of licensed products, with such royalties ranging from 6%—10% of sales.

The License Agreement terminates upon the expiration of the Company’s obligation to pay royalties for all licensed products, unless earlier terminated. In addition, the License Agreement may be terminated (i) by the Company for any reason upon 120 days’ advance notice to RespiVert; (ii) by RespiVert upon receipt of notice from the Company of either voluntary or involuntary insolvency proceedings of the Company; and (iii) by either party for a material breach which remains uncured following the applicable cure period.

The Company recorded $1,000,000 in research and development expense during the three and six month periods ended June 30, 2017. As of June 30, 2017, the Company had $1,000,000 in accrued clinical and consulting fees on its balance sheet for the upfront license fee, which was paid in July 2017. The next likely development milestone payment would be $1,000,000 and result from first dosing of a patient in a Phase IIb Clinical Trial for a licensed product.

7. Debt

Loan and Security Agreement and Warrant Agreement

On June 11, 2015, Pulmatrix Operating entered into a Loan and Security Agreement (“LSA”) with Hercules Technology Growth Capital, Inc. (“Hercules”), for a term loan in the original principal amount of $7,000 (“Term Loan”). The term loan is secured by substantially all of the Company’s assets, excluding intellectual property. As of June 30, 2017, the outstanding principal balance of the term loan was $4,639.

The term loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. The Company is required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Beginning on August 1, 2016, the Company began to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any unpaid principal and interest is due on the maturity date of July 1, 2018. Upon repayment of the term loan, the Company is also required to pay an end of term charge to the Lenders equal to $245. As of June 30, 2017, the Company has accrued $195 of the total $245 end of term charge, of which $40 and $51 accrued during the six months ended June 30, 2017 and 2016, respectively.

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through June 30, 2017 the contingency was not resolved.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 12). At June 30, 2017 and December 31, 2016, the fair value of the derivative liability was valued at $35. The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $172 and $359 during the three and six months ended June 30, 2017 and $34 and $34 during the three and six months ended June 30, 2016. Of the total interest expense, $126 and $265 was payable in cash during the three and six months ended June 30, 2017 and $27 and $27 was payable in cash during the three and six months ended June 30, 2016.

The carrying amounts of the Company’s Term Loan as of June 30, 2017 and January 1, 2017 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2017	$5,954	$(136)	$(15)	$5,803
Accretion of debt discount		54		54
Accretion of issuance costs			7	7
Principal payments	(1,315)			(1,315)

Balance — June 30, 2017	$4,639	$(82)	$(8)	4,549

Current portion of debt, net of debt discount and issuance costs				2,745

Long term portion of debt, net of current portion				$1,804

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2017	$1,380
2018	3,259

$4,639

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	At June 30, 2017	At December 31, 2016
Accrued vacation	$95	$54
Accrued wages and incentive	517	796
Accrued clinical & consulting	1,505	202
Accrued legal & patent	151	51
Accrued end of term fee	195	155
Deferred Rent	57	46
Accrued other expenses	63	13

Total accrued expenses and other current liabilities	$2,583	$1,317

9. Common Stock

Registered Direct Offering

On January 27, 2017, Pulmatrix, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the sale by the Company of 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.50 per share in a registered direct offering. The closing of the sale of the Shares under the Purchase Agreement occurred on February 2, 2017.

On February 3, 2017, Pulmatrix, Inc. entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with certain investors for the sale by the Company of 950,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $3.50 per share in a registered direct offering. The closing of the sale of the Shares under the Second Purchase Agreement occurred on February 8, 2017.

Net of issuance costs totaling $26, aggregate net proceeds of the two noted registered direct offerings were $7,598. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus.

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

During the six month period ended June 30, 2017 the Company sold 2,180,273 shares of its common stock under the Sales Agreement at an average selling price of approximately $3.3001 per share which resulted in gross proceeds of approximately $ 7,195 and net proceeds of approximately $6,869 after payment of 3% commission to BTIG and other issuance costs.

10. Warrants

There were 3,284,440 common stock warrants outstanding at June 30, 2017. The warrants had a weighted-average exercise price of $7.79 with no intrinsic value and a remaining contractual life of 2.9 years.

11. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of June 30, 2017, the 2013 Plan provides for the grant of up to 4,193,075 shares of Company Common Stock, of which 824,585 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of June 30, 2017, a total of 500,474 shares of Company Common Stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the first six months of 2017, the Company granted options to purchase 675,555, 30,800 and 10,000 shares of Company Common Stock to employees, directors and consultants, respectively. At the date of grant the weighted average fair value of those options aggregated to $1,257, $57 and $19 respectively. The stock options granted to employees and directors vest over 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company, Time Based Options vest 25% on the first anniversary of the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date. Stock options generally expire ten years after the date of grant. The stock options granted to consultants vest over 24 months (the “Consultant Time Based Options”). Subject to the grantees’ continuous service with the Company, Consultant Time Based Options vest 50% on the first anniversary of the option grant date and the remainder in 12 equal monthly installments beginning in the month after the vesting start date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	2,829,301	$6.89		$—
Granted	716,355	$2.73
Exercised	(138,425)	$2.19
Forfeited or expired	(81,425)	$8.41

Outstanding — June 30, 2017	3,325,806	$6.16	8.04	$173

Exercisable — June 30, 2017	1,543,214	$7.05	7.07	$158

Vested and expected to vest — June 30, 2017	3,276,373	$6.14	8.04	$173

The estimated weighted average fair values of employee stock options granted during the three and six months ended June 30, 2017 and 2016, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected option life (years)	6.19	6.22	6.13	6.22
Risk-free interest rate	1.99%	1.81%	2.07%	1.78%
Expected volatility	75.5%	71.0%	77.2%	70.5%
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. As of June 30, 2017 there was $5,489 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$177	$226	$330	$439
General and administrative	532	943	994	1,963

Total stock based compensation expense	$709	$1,169	$1,324	$2,402

Restricted Stock Units (RSU)

In August 2015, the Company granted 10,374 RSUs to employees that vested over a two year period. The Company recorded stock-based compensation expense of $6 and $13 for the RSUs during the three and six months ended June 30, 2017. At June 30, 2017, 0 RSUs were outstanding.

12. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and the input categories associated with those liabilities, is as follows:

	June 30, 2017
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

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At June 30, 2017
Probability of an event of default	10%	50%
Prepayment penalties	1.0% - 3.0%	1.0% - 3.0%
End of term payment	$245,000	$245,000
Risk-free interest rate	1.01%	1.03%

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

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2017	$35
Change in fair value	—

Balance — June 30, 2017	$35

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives are recorded within other income, net, on the condensed consolidated statement of operations.

13. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2017 and 2016 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of June 30,
	2017	2016
Options to purchase common stock	3,325,806	3,017,543
Warrants to purchase common stock	3,284,440	3,284,440
Restricted Stock Units	—	5,187
Settlement of term loan	85,251	85,251

14. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2017	$316
2018	654
2019	676
2020	698

Total	$2,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation, and its subsidiaries.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that”, “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that could cause our actual results, performance and achievements to differ materially from those expressed or implied in these forward-looking statements. Factors which may affect our results include, but are not limited to:

•	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	difficulties in obtaining financing on commercially reasonable terms;

•	our inability to carry out research, development and commercialization plans;

•	our inability to manufacture our product candidates on a commercial scale on our own, or in collaborations with third parties;

•	our inability to complete preclinical testing and clinical trials as anticipated;

•	our ability to adequately protect and enforce rights to intellectual property;

•	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do;

•	entry of new competitors and products and potential technological obsolescence of our products;

•	adverse market and economic conditions;

•	loss of one or more key executives or scientists; and

•	difficulties in securing regulatory approval to market our product candidates.

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

Overview

Recent Developments

Business

The Company is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory diseases and infections with significant unmet medical needs. Since our inception in 2003, we have devoted substantially all of our efforts to product research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date through proceeds from issuances of common and convertible preferred stock, issuances of convertible debt, collaborations with third parties and non-dilutive grants received from government agencies.

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

On June 9, 2017, the Company entered into a License, Development and Commercialization Agreement (the “License Agreement”) with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc., pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license in its intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds (the “Licensed IP”), to develop and commercialize products worldwide that incorporate the Licensed IP. The development, application, design and marketing of the Licensed IP and any licensed products will be managed exclusively by the Company.

Under the terms of the License Agreement, the Company will pay RespiVert an up-front, non-refundable license fee of $1,000,000 in partial consideration for the rights granted by RespiVert to the Company, and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones. Following the commencement of commercial sales of the licensed products, the Company will pay RespiVert designated amounts when certain milestone events occur. The development milestones and commercial milestones range from $1,000,000 to $80,000,000 depending upon the significance of the particular milestone. The Company is also required to pay RespiVert royalties on all sales of licensed products, with such royalties ranging from 6%—10% of sales.

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

Financial Overview

Revenues

To date, we have not generated any product sales. Our limited revenues have been derived from feasibility work as part of agreements with other pharmaceutical companies and grants from government agencies. On March 24, 2015, we entered into the long-acting muscarinic agent collaboration agreement with Mylan under which we are eligible to receive reimbursement of up to $1.5 million for third-party out of pocket expenses directly related to clinical trials. On September 14, 2015, the Company entered into an amendment to the collaboration agreement to provide reimbursements with a new cost cap of $1.878 million. As consideration for the funding received, we agreed to grant to Mylan an option for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical company’s sales on the resulting products. In December 2016, Mylan’s option expired. As of June 30, 2017, Pulmatrix owns the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs including PUR1900, our lead CF anti-infective, PUR0200, our lead COPD bronchodilator, and PUR1500, our preclinical stage therapeutic for treatment of idiopathic pulmonary fibrosis (IPF). In order to move these programs forward along our development timelines, we maintain a significant staff of research and development employees (71% of staff). In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture, characterization, and in vitro/in vivo evaluation of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

On June 9, 2017, the Company entered into a License Agreement with RespiVert, pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license to its Licensed IP, to develop and commercialize products worldwide that incorporate the Licensed IP. As of June 30, 2017, the Company accrued a $1.0 million up-front, non-refundable license fee to RespiVert that was paid in July 2017.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. We have determined that goodwill was not impaired as of June 30, 2017.

Results of Operations

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended June 30,		Change
	2017	2016	$
Revenue	$—	$260	$(260)
Operating expenses
Research and development	3,363	2,441	922
General and administrative	2,066	2,214	(148)
Write-off of intangibles, net of tax provision	—	4,575	(4,575)

Total operating expenses	5,429	9,230	(3,801)

Loss from operations	(5,429)	(8,970)	3,541
Interest expense	(172)	(224)	52
Other income, net	4	7	(3)

Net loss	$(5,597)	$(9,187)	$3,590

Revenue — For the three months ended June 30, 2017, revenue was $0.0 compared to $0.3 million for the three months ended June 30, 2016. The decrease in revenue was the result of the decreased revenue associated with the conclusion of the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — For the three months ended June 30, 2017, research and development expense was $3.4 million compared to $2.4 million for the three months ended June 30, 2016, an increase of $1.0 million. The increase was primarily due to a $1.0 million up-front, non-refundable license fee to RespiVert.

General and administrative expenses — For the three months ended June 30, 2017, general and administrative expense was $2.1 million compared to $2.2 million for the three months ended June 30, 2016, a decrease of $0.1 million. The decrease was primarily due to a decrease of $0.4 million in stock-based compensation expense, partially offset by a $0.3 million increase in salaries, legal and professional consultant costs.

Write-off of intangibles, net of tax provision — For the three months ended June 30, 2017, the write-off of intangibles, net of tax provision, was $0 compared to $4.6 million for the three months ended June 30, 2016. In 2016, as a result of the lapse of our license agreement for RUT58 – 60, a proprietary formulation of HOC1, a full write-off was made of both the IPR&D acquired in our 2015 Merger with Ruthigen, Inc., $7.5 million, and the associated deferred tax liability, $2.9 million, as of June 30, 2016.

Interest expense — For the three months ended June 30, 2017 interest expense was $0.2 million compared to $0.2 million for the three months ended June 30, 2016. During both periods, interest expense incurred related to the term loan agreement that we entered into in June 2015.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six months ended June 30,		Change
	2017	2016	$
Revenue	$—	$656	$(656)
Operating expenses
Research and development	5,035	5,871	(836)
General and administrative	3,706	4,623	(917)
Write-off of intangibles, net of tax provision	—	4,575	(4,575)

Total operating expenses	8,741	15,069	(6,328)

Loss from operations	(8,741)	(14,413)	5,672
Interest expense	(359)	(448)	89
Other income, net	20	4	16

Net loss	$(9,080)	$(14,857)	$5,777

Revenue — For the six months ended June 30, 2017, revenue was $0.0 compared to $0.7 million for the six months ended June 30, 2016. The decrease in revenue was the result of the decreased revenue associated with the conclusion of the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — For the six months ended June 30, 2017, research and development expense was $5.0 million compared to $5.9 million for the six months ended June 30, 2016, a decrease of $0.9 million. The decrease was primarily due to $1.9 million of reduced spend on the PUR1900 and PUR0200 projects related to the projects’ phase of development offset by $1.0 million up-front, non-refundable license fee to RespiVert.

General and administrative expenses — For the six months ended June 30, 2017, general and administrative expense was $3.7 million compared to $4.6 million for the six months ended June 30, 2016, a decrease of $0.9 million. The decrease was primarily due to a decrease of $1.0 million in stock-based compensation expense related to awards granted in 2015 that became fully vested in 2016, partially offset by an increase of $0.1 million in salary related costs.

Write-off of intangibles, net of tax provision — For the six months ended June 30, 2017, the write-off of intangibles, net of tax provision, was $0 compared to $4.6 million for the six months ended June 30, 2016. In 2016, as a result of the lapse of our license agreement for RUT58 – 60, a proprietary formulation of HOC1, a full write-off was made of both the IPR&D acquired in our 2015 Merger with Ruthigen, Inc., $7.5 million, and the associated deferred tax liability, $2.9 million, as of June 30, 2016.

Interest expense — For the six months ended June 30, 2017 interest expense was $0.4 million compared to $0.4 million for the six months ended June 30, 2016. During both periods, interest expense incurred related to the term loan agreement that we entered into in June 2015.

Liquidity and Capital Resources

Through June 30, 2017, we have incurred an accumulated deficit of $165.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our 2015 Merger with Ruthigen, Inc.. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. On June 9, 2017, the Company entered into a License Agreement with RespiVert, pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license to its Licensed IP, to develop and commercialize products worldwide that incorporate the Licensed IP. As of June 30, 2017, the Company accrued a $1.0 million up-front, non-refundable license fee to RespiVert that was paid in July 2017.

Our total cash and cash equivalents balance as of June 30, 2017 was $11.0 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(6,649)	$(7,942)
Net cash (used in) provided by investing activities	(13)	(172)
Net cash provided by financing activities	13,456	—

Net increase (decrease) in cash and cash equivalents	$6,794	$(8,114)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $6.6 million, which was primarily the result of a net loss of $9.1 million, partially offset by $1.6 million of net non-cash adjustments and $0.9 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $1.3 million of stock-based compensation expense, $0.1 million of depreciation and amortization, and $0.1 million of non-cash interest expense. The net cash inflows associated with changes in operating assets and liabilities was primarily due to an increase in accrued expenses of $1.2 million, partially offset by an increase in prepaid expenses and other current assets of $0.2 million and a decrease in accounts payable of $0.2 million.

Net cash used in operating activities for the six months ended June 30, 2016 was $7.9 million, which was primarily the result of a net loss of $14.9 million and $0.3 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $7.2 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $4.6 million of the write-off of IPR&D, net of tax provision, $2.4 million of stock-based compensation expense, $0.1 million of depreciation and amortization and $0.1 million of non-cash interest expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a $0.9 million decrease accounts payable and accrued expenses, partially offsets by $0.6 million decrease in prepaid expenses, other current assets and restricted cash.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and June 30, 2016 were entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $13.5 million, as compared to $0 for the six months ended June 30, 2016. Net cash provided by financing activities for the six months ended June 30, 2017 resulted from the issuance of common stock of $14.5 million and $0.3 million from the exercise of stock options, partially offset by $1.3 million of term loan principal payments.

Financings

On January 27, 2017 and February 3, 2017 respectively, the Company entered a Securities Purchase Agreements with certain investors for the sale of the Company’s common stock pursuant to its effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and related prospectuses. In February 2017, the Company closed the sales of 2,950,000 shares of its common stock pursuant to the Securities Purchase Agreements for aggregate net proceeds of approximately $7.6 million.

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11 million of the Company’s common stock from time to time in an at-the-market public offering. During the six months ended June 30, 2017, the company sold 2,180,273 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of approximately $6.9 million.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 4, 2017	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*#	License, Development, and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and RespiVert Ltd.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.