Form 10-Q
period 2017-09-30
Pulmatrix, Inc.
filed 2017-11-09
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 8, 2017 the registrant had 21,047,498 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At September 30, 2017	At December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,360	$4,182
Accounts Receivable	305	—
Prepaid expenses and other current assets	885	577

Total current assets	7,550	4,759
Property and equipment, net	657	786
Long-term restricted cash	204	204
Goodwill	10.914	10,914

Total assets	$19,325	$16,663

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$3,896	$2,586
Accounts payable	1,027	747
Accrued expenses and other current liabilities	1,587	1,317

Total current liabilities	6,510	4,650
Loan payable, net of current portion, debt discount and issuance costs	—	3,217
Derivative liability	35	35

Total liabilities	6,545	7,902

Commitments (Note 14)
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value—500,000 authorized and 0 issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 20,426,451 and 14,850,526 shares issued and outstanding including vested restricted stock units of 0 and 99,308, at September 30, 2017 and December 31, 2016, respectively.	2	1
Additional paid-in capital	182,256	164,706
Accumulated deficit	(169,478)	(155,946)

Total stockholders’ equity	12,780	8,761

Total liabilities and stockholders’ equity	$19,325	$16,663

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$335	$61	$335	$718
Operating expenses
Research and development	2,618	1,507	7,654	7,378
General and administrative	2,021	1,550	5,727	6,173
Write-off of intangibles, net of tax provision	—	—	—	4,575

Total operating expenses	4,639	3,057	13,381	18,126

Loss from operations	(4,304)	(2,996)	(13,046)	(17,408)
Interest expense	(153)	(225)	(512)	(673)
Other income, net	5	64	26	68

Net loss	$(4,452)	$(3,157)	(13,532)	(18,013)

Net Loss Attributable to Common Stockholders	$(4,452)	$(3,157)	$(13,532)	$(18,013)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.21)	$(0.72)	$(1.22)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	20,200,893	14,850,526	18,738,118	14,803,378

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,532)	$(18,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	183
Write-off of intangible assets, net of tax provision	—	4,575
Stock-based compensation	2,077	2,878
Stock issued for consulting services in connection with the Ruthigen, Inc. merger
Non-cash rent expense	16	32
Non-cash interest expense	135	159
Non-cash debt issuance expense	9	13
Loss/(Gain) on disposal of property and equipment	—	(60)
Changes in operating assets and liabilities:
Accounts Receivable	(305)	—
Prepaid expenses and other current assets	(308)	538
Accounts payable	259	(689)
Accrued expenses	198	(402)
Restricted cash	—	46

Net cash used by operating activities	(11,265)	(10,740)

Cash flows from investing activities:
Purchases of property and equipment	(36)	(437)

Net cash (used in) provided by investing activities	(36)	(437)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,170	—
Proceeds from exercise of stock options	304	—
Term loan principal payments	(1,995)	(412)

Net cash provided by (used in) financing activities	13,479	(412)

Net increase (decrease) in cash and cash equivalents	2,178	(11,589)
Cash and cash equivalents — beginning of period	4,182	18,902

Cash and cash equivalents — end of period	$6,360	$7,313

Supplemental disclosures of noncash financing and investing activities:
Fixed Asset purchases in account payable	$21	$—

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Liquidity

At September 30, 2017, the Company had unrestricted cash and cash equivalents of $6,360, an accumulated deficit of $169,478 and working capital of $1,040. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

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

On June 9, 2017, the Company entered into a License, Development and Commercialization Agreement (the “License Agreement”) with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc., pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license in its intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds (the “Licensed IP”), to develop and commercialize products worldwide that incorporate the Licensed IP. Under the terms of the License Agreement, the Company paid RespiVert an up-front, non-refundable license fee of $1,000,000 in partial consideration for the rights granted by RespiVert to the Company, and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones (see Note 6).

During the nine months ended September 30, 2017, the Company sold 5,432,313 shares of its common stock for aggregate net proceeds of $15,170. (See Note 9).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements as of September 30, 2017 do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2017.

3. Summary of Significant Accounting Policies

In the nine months ended September 30, 2017, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s current report on Form 10-K filed with the SEC on March 10, 2017, except as noted below.

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

In August 2017, the Company received an award from Cystic Fibrosis Foundation Therapeutics (“CFFT”), the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to support the development of its lead inhaled anti-fungal product candidate PUR1900 for the treatment of allergic bronchopulmonary aspergillosis in patients with cystic fibrosis and asthma. During the three and nine months ended September 30, 2017, the Company generated $305 of revenue related to a grant received from CFFT.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform the first step of the goodwill impairment test. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of September 30, 2017.

4. Goodwill

The Company recognized $10,914 of goodwill and as of September 30, 2017, there was no impairment. Goodwill has been assigned to the Company’s single reporting unit.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At September 30, 2017	At December 31, 2016
Prepaid Insurance	273	197
Prepaid Clinical Trials	143	9
Prepaid Other	79	58
Stock Subscriptions	—	206
Deferred Clinical Costs	390	107

Total prepaid and other current assets	$885	$577

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

Under the terms of the License Agreement, the Company paid RespiVert an up-front, non-refundable license fee of $1,000,000 in partial consideration for the rights granted by RespiVert to the Company, and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones. Following the commencement of commercial sales of the licensed products, the Company will pay RespiVert designated amounts when certain milestone events occur. The development milestones and commercial milestones range from $1,000,000 to $80,000,000 depending upon the significance of the particular milestone. The Company is also required to pay RespiVert royalties on all sales of licensed products, with such royalties ranging from 6%—10% of sales.

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

The Company recorded $1,000,000 in research and development expense for the upfront license fee during the nine month period ended September 30, 2017. The next likely development milestone payment would be $1,000,000 and result from first dosing of a patient in a Phase IIb Clinical Trial for a licensed product.

Feasibility and Development Agreement

On September 5, 2017, the Company entered into a Feasibility and Development Agreement to develop Pulmatrix’s drug candidate, PUR0200, for chronic obstructive pulmonary disease (COPD) for the U.S. market with Vectura Limited (“Vectura”). Vectura and/or its partners will be responsible for all future development costs to advance the product for the U.S. Pulmatrix will provide the data package for PUR0200 and assist with the transfer of development and manufacturing activities to Vectura. As part of the agreement, a technology access fee of $1 million will be payable to Pulmatrix upon successful achievement of pre-agreed pharmaceutical development criteria. Vectura will commence development immediately and will pay Pulmatrix a mid-teen percentage share of any future revenues that Vectura receives relating to future development and sale of PUR0200 and PUR0200-related products including future combinations.

7. Debt

Loan and Security Agreement and Warrant Agreement

On June 11, 2015, Pulmatrix Operating entered into a Loan and Security Agreement (“LSA”) with Hercules Technology Growth Capital, Inc. (“Hercules”), for a term loan in the original principal amount of $7,000 (“Term Loan”). The term loan is secured by substantially all of the Company’s assets, excluding intellectual property. As of September 30, 2017, the outstanding principal balance of the term loan was $3,959.

The term loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. The Company is required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Beginning on August 1, 2016, the Company began to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any unpaid principal and interest is due on the maturity date of July 1, 2018. Upon repayment of the term loan, the Company is also required to pay an end of term charge to the Lenders equal to $245. As of September 30, 2017, the Company has accrued $211 of the total $245 end of term charge, of which $56 and $76 accrued during the nine months ended September 30, 2017 and 2016, respectively.

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through September 30, 2017 the contingency was not resolved.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 12). At September 30, 2017 and December 31, 2016, the fair value of the derivative liability was valued at $35. The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $153 and $512 during the three and nine months ended September 30, 2017 and $225 and $673 during the three and nine months ended September 30, 2016. Of the total interest expense, $112 and $377 was payable in cash during the three and nine months ended September 30, 2017 and $169 and $516 was payable in cash during the three and nine months ended September 30, 2016.

The carrying amounts of the Company’s Term Loan as of January 1, 2017 and September 30, 2017 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs		Total
Balance — January 1, 2017	$5,954	$(136)	$		$5,803
Accretion of debt discount		79			79
Accretion of issuance costs				9	9
Principal payments	(1,995)				(1,995)

Balance — September 30, 2017	$3,959	$(57)		$(6)	$3,896

Current portion of debt, net of debt discount and issuance costs					$3,896

Future principal payments in connection with the Term Loan are as follows:

Remainder of 2017	$700
2018	3,259

$3,959

8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At September 30, 2017	At December 31, 2016
Accrued vacation	$92	$54
Accrued wages and incentive	646	796
Accrued clinical & consulting	453	202
Accrued legal & patent	99	51
Accrued end of term fee	211	155
Deferred rent	62	46
Accrued other expenses	24	13

Total accrued expenses and other current liabilities	$1,587	$1,317

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

During the ninth month period ended September 30, 2017 the Company sold 2,482,313 shares of its common stock under the Sales Agreement at an average selling price of approximately $3.1913 per share which resulted in gross proceeds of approximately $7,922 and net proceeds of approximately $7,572 after payment of 3% commission to BTIG and other issuance costs.

10. Warrants

There were 3,284,440 common stock warrants outstanding at September 30, 2017. The warrants had a weighted-average exercise price of $7.79 with no intrinsic value and a remaining contractual life of 2.7 years.

11. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of September 30, 2017, the 2013 Plan provides for the grant of up to 4,193,075 shares of Company Common Stock, of which 812,846 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of September 30, 2017, a total of 499,297 shares of Company Common Stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the first nine months of 2017, the Company granted options to purchase 690,555, 30,800 and 10,000 shares of Company Common Stock to employees, directors and consultants, respectively. At the date of grant the weighted average fair value of those options aggregated to $1,277, $57 and $19 respectively. The stock options granted to employees and directors vest over 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company, Time Based Options vest 25% on the first anniversary of the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date. Stock options generally expire ten years after the date of grant. The stock options granted to consultants vest over 24 months (the “Consultant Time Based Options”). Subject to the grantees’ continuous service with the Company, Consultant Time Based Options vest 50% on the first anniversary of the option grant date and the remainder in 12 equal monthly installments beginning in the month after the vesting start date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	2,829,301	$6.89
Granted	731,355	$2.72
Exercised	(138,425)	$2.19
Forfeited or expired	(85,863)	$8.27

Outstanding — September 30, 2017	3,336,368	$6.14	7.80	$29

Exercisable — September 30, 2017	1,671,927	$7.14	6.91	$22
Vested and expected to vest — September 30, 2017	3,293,611	$6.12	7.80	$29

The estimated weighted average fair values of employee stock options granted during the three and nine months ended September 30, 2017 and 2016, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected option life (years)	6.08	6.22	6.13	6.22
Risk-free interest rate	2.04%	1.60%	2.07%	1.60% - 1.94%
Expected volatility	75%	87%	77%	70% - 87%
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. As of September 30, 2017 there was $4,790 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$184	$63	$514	$502
General and administrative	556	413	1,563	2,376

Total stock based compensation expense	$740	$476	$2,077	$2,878

Restricted Stock Units (RSU)

In August 2015, the Company granted 10,374 RSUs to employees that vested over a two year period. The Company recorded stock-based compensation expense of $0 and $13 for the RSUs during the three and nine months ended September 30, 2017 and $7 and $25 during the three and nine months ended September 30, 2016. At September 30, 2017, no RSUs were outstanding.

12. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and the input categories associated with those liabilities, is as follows:

	September 30, 2017
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

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At September 30, 2017
Probability of an event of default	10%	50%
Prepayment penalties	1.0% - 3.0%	1.0% - 3.0%
End of term payment	$245,000	$245,000
Risk-free interest rate	1.01%	1.03%

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

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2017	$35
Change in fair value	—

Balance — September 30, 2017	$35

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives are recorded within other income, net, on the condensed consolidated statement of operations.

13. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended September 30, 2017 and 2016 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of September 30,
	2017	2016
Options to purchase common stock	3,336,368	3,008,980
Warrants to purchase common stock	3,284,440	3,284,440
Restricted Stock Units	—	5,187
Settlement of term loan	85,251	85,251

14. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2017	158
2018	654
2019	676
2020	698

Total	$2,186

15. Subsequent Events

Subsequent to September 30, 2017, the Company sold 621,047 shares of its common stock under the Sales Agreement with BTIG at an average selling price of approximately $1.89 per share which resulted in gross proceeds of approximately $1,174.

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

Under the terms of the License Agreement, the Company paid RespiVert an up-front, non-refundable license fee of $1,000,000 in partial consideration for the rights granted by RespiVert to the Company, and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones. Following the commencement of commercial sales of the licensed products, the Company will pay RespiVert designated amounts when certain milestone events occur. The development milestones and commercial milestones range from $1,000,000 to $80,000,000 depending upon the significance of the particular milestone. The Company is also required to pay RespiVert royalties on all sales of licensed products, with such royalties ranging from 6%—10% of sales.

On September 5, 2017, the Company entered into a Feasibility and Development Agreement to develop Pulmatrix’s drug candidate, PUR0200, for chronic obstructive pulmonary disease (COPD) for the U.S. market with Vectura Limited (“Vectura”). Vectura and/or its partners will be responsible for all future development costs to advance the product for the U.S. Pulmatrix will provide the data package for PUR0200 and assist with the transfer of development and manufacturing activities to Vectura. As part of the agreement, a technology access fee of $1 million will be payable to Pulmatrix upon successful achievement of pre-agreed pharmaceutical development criteria. Vectura will commence development immediately and will pay Pulmatrix a mid-teen percentage share of any future revenues that Vectura receives relating to future development and sale of PUR0200 and PUR0200-related products including future combinations.

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

Financial Overview

Revenues

To date, we have not generated any product sales. Our limited revenues have been derived from feasibility work as part of agreements with other pharmaceutical companies and grants from government agencies. On March 24, 2015, we entered into the long-acting muscarinic agent collaboration agreement with Mylan under which we are eligible to receive reimbursement of up to $1.5 million for third-party out of pocket expenses directly related to clinical trials. On September 14, 2015, the Company entered into an amendment to the collaboration agreement to provide reimbursements with a new cost cap of $1.878 million. As consideration for the funding received, we agreed to grant to Mylan an option for the exclusive right to develop, manufacture, commercialize and market any resulting products outside the United States for 180 days following the delivery of a clinical studies report, in exchange for a tiered share of gross profit of up to 20% of such pharmaceutical company’s sales on the resulting products. In December 2016, Mylan’s option expired. As of September 30, 2017, Pulmatrix owns the exclusive right to develop, manufacture, commercialize and market any resulting products of PUR0200.

In August 2017, the Company received an award from Cystic Fibrosis Foundation Therapeutics (“CFFT”), the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to support the development of its lead inhaled anti-fungal product candidate PUR1900 for the treatment of allergic bronchopulmonary aspergillosis in patients with cystic fibrosis and asthma. During the three and nine months ended September 30, 2017, the Company generated $305 of revenue related to a grant received from CFFT.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs including PUR1900, our lead anti-fungal, PUR1800, our lead anti-inflammatory for COPD and PUR1500, our preclinical stage therapeutic for treatment of idiopathic pulmonary fibrosis (IPF). In order to move these programs forward along our development timelines, we maintain a significant staff of research and development employees (71% of staff). In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture, characterization, and in vitro/in vivo evaluation of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

On June 9, 2017, the Company entered into a License Agreement with RespiVert, pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license to its Licensed IP, to develop and commercialize products worldwide that incorporate the Licensed IP. The $1.0 million up-front, non-refundable license fee to RespiVert was paid in July 2017.

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

Other Income (Expenses), Net

Other income (expenses), net is comprised primarily of interest income on investments, gains and/or losses on disposal of assets, non-income related tax expense and fair value adjustments for compound derivative instruments embedded within certain of our convertible notes.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. We have determined that goodwill was not impaired as of September 30, 2017.

Results of Operations

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,		Change
	2017	2016	$
Revenue	$335	$61	$274
Operating expenses
Research and development	2,618	1,507	1,111
General and administrative	2,021	1,550	471

Total operating expenses	4,639	3,057	1,582

Loss from operations	(4,304)	(2,996)	(1,308)
Interest expense	(153)	(225)	72
Other income, net	5	64	(59)

Net loss	$(4,452)	$(3,157)	$(1,295)

Revenue — For the three months ended September 30, 2017, revenue was $0.3 million compared to $0.1 million for the three months ended September 30, 2016, an increase of $0.3 million. The revenue for the three months ended September 30, 2017 was associated with a grant received from the Cystic Fibrosis Foundation Therapeutics, Inc. The revenue for the three months ended September 30, 2016 related to the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — For the three months ended September 30, 2017, research and development expense was $2.6 million compared to $1.5 million for the three months ended September 30, 2016, an increase of $1.1 million. The increase was primarily due to increases in clinical development costs of $1.0 million on the PUR1900 project and $0.1 million on the PUR1800 project.

General and administrative expenses — For the three months ended September 30, 2017, general and administrative expense was $2.0 million compared to $1.6 million for the three months ended September 30, 2016, an increase of $0.5 million. The increase was primarily due to increases in employment costs of $0.3 million and increases in consulting costs of $0.2 million.

Interest expense — For the three months ended September 30, 2017, interest expense was $0.2 million compared to $0.2 million for the three months ended September 30, 2016. In both periods, the interest expense incurred related to the term loan agreement that we entered into in June 2015.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		Change
	2017	2016	$
Revenue	$335	$718	$ (383)
Operating expenses
Research and development	7,654	7,378	276
General and administrative	5,727	6,173	(446)
Write-off of intangibles, net of tax provision	—	4,575	(4,575)

Total operating expenses	13,381	18,126	(4,745)

Loss from operations	(13,046)	(17,408)	4,362
Interest expense	(512)	(673)	161
Other income, net	26	68	(42)

Net loss	$(13,532)	$(18,013)	$4,481

Revenue — For the nine months ended September 30, 2017, revenue was $0.3 million compared to $0.7 million for the nine months ended September 30, 2016, a decrease of $0.4 million. The revenue for the nine months ended September 30, 2017 was associated with a grant received from the Cystic Fibrosis Foundation Therapeutics, Inc. The revenue for the nine months ended September 30, 2016 related to the clinical study funded under our collaboration agreement with Mylan.

Research and development expenses — For the nine months ended September 30, 2017, research and development expense was $7.7 million compared to $7.4 million for the nine months ended September 30, 2016, an increase of $0.3 million. The increase was primarily due to an increase of $1.1 million on the PUR1800 project, net of decreases of $0.6 million on the PUR0200 project and $0.2 million on the PUR1900 project.

General and administrative expenses — For the nine months ended September 30, 2017, general and administrative expense was $5.7 million compared to $6.2 million for the nine months ended September 30, 2016, a decrease of $0.4 million. The decrease was primarily due to a decrease of $0.9 million in stock-based compensation expense, net of increases of $0.3 million in salary related expense and $0.2 million in legal and consulting related expense.

Write-off of intangibles, net of tax provision — For the nine months ended September 30, 2017, the write-off of intangibles, net of tax provision, was $0.0 million compared to $4.6 million for the nine months ended September 30, 2016. A full write-off was made of both the IPR&D acquired from our 2015 merger with Ruthigen, Inc., $7.5 million, and the associated deferred tax liability, $2.9 million, as of September 30, 2016.

Interest expense — For the nine months ended September 30, 2017, interest expense was $0.5 million compared to $0.7 million for the nine months ended September 30, 2016. During both periods, interest expense incurred related to the term loan agreement that we entered into in June 2015.

Liquidity and Capital Resources

Through September 30, 2017, we have incurred an accumulated deficit of $169.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities and our 2015 merger with Ruthigen, Inc. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. On June 9, 2017, the Company entered into a License Agreement with RespiVert, pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license to its Licensed IP, to develop and commercialize products worldwide that incorporate the Licensed IP. The $1.0 million up-front, non-refundable license fee to RespiVert was paid in July 2017.

Our total cash and cash equivalents balance as of September 30, 2017 was $6.4 million. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(11,265)	$(10,740)
Net cash used in by investing activities	(36)	(437)
Net cash provided by (used in) financing activities	13,479	(412)

Net increase (decrease) in cash and cash equivalents	$2,178	$(11,589)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $11.3 million, which was primarily the result of a net loss of $13.5 million and $0.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.4 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $2.1 million of stock-based compensation expense, $0.3 million of depreciation and amortization and non-cash interest expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a $0.6 million decrease in prepaid expenses, partially offset by $0.4 increase in accounts payable and accrued expenses.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $13.5 million, as compared to cash used in financing activities of $0.4 million for the nine months ended September 30, 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 resulted primarily from the issuance of common stock for proceeds of $15.2 million and $0.3 million in proceeds from the exercise of common stock, partially offset by $2.0 million term loan principal payments. Net cash used in financing activities for the nine months ended September 30, 2016 was entirely due to term loan principal payments.

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

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11 million of the Company’s common stock from time to time in an at-the-market public offering. During the nine months ended September 30, 2017, the company sold 2,482,313 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of approximately $7.6 million.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

10.1*#	Feasibility and Development Agreement, dated September 5, 2017, by and between Pulmatrix, Inc. and Vectura Limited

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 9, 2017	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)