Form 10-Q
period 2018-03-31
Pulmatrix, Inc.
filed 2018-05-11
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 9, 2018, the registrant had 41,927,221 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At March 31, 2018	At December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,553	$3,550
Accounts Receivable	153	—
Prepaid expenses and other current assets	346	696

Total current assets	2,052	4,246
Property and equipment, net	554	614
Long-term restricted cash	204	204
Goodwill	10,914	10,914

Total assets	$13,724	$15,978

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$2,524	$3,221
Accounts payable	1,192	457
Accrued expenses	2,479	2,162
Derivative liability	1	1

Total current liabilities	6,196	5,841

Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value—500,000 authorized and 0 issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 22,280,160 and 21,047,498 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	2	2
Additional paid-in capital	186,749	184,137
Accumulated deficit	(179,223)	(174,002)

Total stockholders’ equity	7,528	10,137

Total liabilities and stockholders’ equity	$13,724	$15,978

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues	$153	$—

Operating expenses
Research and development	3,221	1,672
General and administrative	2,046	1,640

Total operating expenses	5,267	3,312

Loss from operations	(5,114)	(3,312)
Interest expense	(106)	(187)
Other income (expense), net	(1)	16

Net loss	$(5,221)	$(3,483)

Net loss per share, basic and diluted	$(0.24)	$(0.21)

Weighted average shares used to compute basic and diluted net loss per share	21,876,985	16,791,362

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,221)	$(3,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	64
Stock-based compensation	765	622
Non-cash rent expense	—	5
Non-cash interest expense	31	48
Non-cash debt issuance expense	2	4
Changes in operating assets and liabilities:
Accounts Receivable	(153)	—
Prepaid expenses and other current assets	350	164
Accounts payable	735	(512)
Accrued expenses	306	96

Net cash used in operating activities	(3,125)	(2,992)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,847	9,702
Proceeds from the exercise of stock options	—	300
Term loan principal payments	(719)	(651)

Net cash provided by financing activities	1,128	9,351

Net (decrease) increase in cash and cash equivalents	(1,997)	6,359
Cash and cash equivalents — beginning of period	3,550	4,182

Cash and cash equivalents — end of period	$1,553	$10,541

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

Liquidity

At March 31, 2018, the Company had unrestricted cash and cash equivalents of $1,553, an accumulated deficit of $179,223 and a deficit in working capital of $4,144. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

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

During the three months ended March 31, 2018, the Company sold 1,232,662 shares of its common stock for aggregate net proceeds of $1,847. (See Note 7). In April 2018, we closed on an underwritten public offering that brought in gross proceeds of approximately $15,900 (see Note 13).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements as of March 31, 2018 do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2018.

3. Summary of Significant Accounting Policies

In the three months ended March 31, 2018, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2017, which are included in the Company’s current report on Form 10-K.

Recent Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, (“ASU 2018-05”) to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company on January 1, 2018. The Company has adopted ASU 2018-05 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning December 1, 2019 (with early adoption permitted) and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of control of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its consolidated financial statements in future reporting periods. The Company is also in the process of evaluating the new standard against its existing revenue recognition accounting policies to determine the effect the guidance will have on its condensed consolidated financial statements and what changes to systems and controls may be warranted.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform a quantitative impairment test. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of March 31, 2018.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At March 31, 2018	At December 31, 2017
Prepaid Insurance	$120	$204
Prepaid Clinical Trials	16	421
Prepaid Other	112	44
Deferred Operating Costs	98	27

Total prepaid and other current assets	$346	$696

5. Debt

Loan and Security Agreement and Warrant Agreement

On June 11, 2015, Pulmatrix Operating entered into a Loan and Security Agreement (“LSA”) with Hercules Technology Growth Capital, Inc. (“Hercules”), for a term loan in a principal amount of $7,000 (“Term Loan”). The term loan is secured by substantially all of the Company’s assets, excluding intellectual property. As of March 31, 2018, the outstanding principal balance of the term loan was $2,540.

The term loan bears interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. The Company is required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Since August 1, 2016, the Company has been required to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any unpaid principal and interest is due on the maturity date of July 1, 2018. Upon repayment of the term loan, the Company is also required to pay an end of term charge to the Lenders equal to $245. As of March 31, 2018, the company has accrued $236 of the total $245 end of term charge, of which $11 and $21 accrued during the three months ended March 31, 2018 and 2017, respectively.

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

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. Through March 31, 2018 the contingency was not resolved.

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

The LSA includes provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 10). At March 31, 2018 and December 31, 2017, the fair value of the derivative liability was valued at $1. The net debt discounts resulting from the embedded compound derivative and lender fees are being amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $106 and $187 during the three months ended March 31, 2018 and 2017, respectively. Of the total interest expense, $75 and $139 was payable in cash during the three months ended March 31, 2018 and 2017, respectively.

The carrying amounts of the Company’s Term Loan as of March 31, 2018 and December 31, 2017 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2018	$3,259	$(35)	$(3)	$3,221
Accretion of debt discount		20		20
Accretion of issuance costs			2	2
Principal payments	(719)			(719)

Balance — March 31, 2018	$2,540	$(15)	$(1)	$2,524

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At March 31, 2018	At December 31, 2017
Accrued vacation	$96	$57
Accrued wages and incentive	1,124	1,113
Accrued clinical & consulting	774	568
Accrued legal & patent	117	61
Accrued end of term fee	236	225
Deferred Rent	67	68
Accrued other expenses	65	70

Total accrued expenses	$2,479	$2,162

7. Common Stock

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

During the three month period ended March 31, 2018, the Company sold 1,232,662 shares of its common stock under the Sales Agreement at an average selling price of approximately $1.54 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

8. Warrants

There were 3,284,440 common stock warrants outstanding at March 31, 2018. The warrants had a weighted-average exercise price of $7.79 with no intrinsic value and a remaining contractual life of 2.20 years. No warrants were issued, exercised, cancelled or forfeited during the period ending March 31, 2018.

9. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of March 31, 2018, the 2013 Plan provides for the grant of up to 5,096,675 shares of Company Common Stock, of which 1,359,051 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of March 31, 2018, a total of 498,882 shares of Company Common Stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the three months ended March 31, 2018, the Company granted no options to employees, directors or consultants.

During the three months ended March 31, 2017, the Company granted options to purchase 343,555 shares of Company Common Stock to employees and options to purchase 22,000 shares of Company Common Stock to directors. At the date of grant the fair value of those options aggregated to $659 and $42 respectively. The stock options granted vest over 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company, Time Based Options vest 25% on the first anniversary of the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2018	3,695,634	$5.69	7.77	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(2,286)	$3.95

Outstanding — March 31, 2018	3,693,348	$5.69	7.53	$—

Exercisable — March 31, 2018	2,024,694	$7.07	6.66	$—

Vested and expected to vest — March 31, 2018	3,653,330	$5.70	7.52	$—

The estimated fair values of employee stock options granted during the three months ended March 31, 2018 and 2017, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected option life (years)	—	5.80 - 6.71
Risk-free interest rate	—	2.10% - 2.23%
Expected volatility	—	76.6% - 79.9%
Expected dividend yield	—	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. As of March 31, 2018, there was $3,703 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table presents total stock-based compensation expense for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018	2017
Research and development	$210	$153
General and administrative	555	462

Total stock based compensation expense	$765	$615

Restricted Stock Units (RSU)

In August 2015, the Company granted 10,374 RSUs to other employees that vest over a two year period. The Company recorded stock-based compensation expense of $7 for the RSUs during the three months ended March 31, 2017. At March 31, 2018, no RSUs were outstanding.

10. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and the input categories associated with those liabilities, is as follows:

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$1	$1

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$1	$1

Embedded Compound Derivatives — LSA with Hercules

As described in Note 5, the LSA contains an interest rate reset upon an event of default and a put option upon an event of default or qualified change of control. Each of these features represents an embedded derivative instrument requiring bifurcation from the Term Loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The proceeds from the issuance of the Term Loan were allocated first to the warrant and compound derivative at their respective fair values, with the residual going to the carrying amount of the loan resulting in a discount to the face value of the debt. The fair value of the compound derivative upon issuance of $11 was recognized as a derivative liability and will be adjusted to fair value at each reporting date. At March 31, 2018, the fair value of the derivative liability was remeasured and valued at $1. The fair value of the derivative instruments is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used an income approach to estimate the fair value of the derivative liability and estimated the probability of an event of default occurring at various dates and then estimates the present value of the amount the holders would receive upon an event of default.

The significant assumption used in the model is the probability of the following scenarios occurring:

	At Issuance Date	At March 31, 2018
Probability of an event of default	10%	5%
Prepayment penalties	1.0% - 3.0%	1.0%
End of term payment	$245,000	245,000
Risk-free interest rate	1.01%	1.53%

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

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2018	$1
Change in fair value	—

Balance — March 31, 2018	$1

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

11. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2018 and 2017 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of March 31,
	2018	2017
Options to purchase common stock	3,693,348	3,003,785
Warrants to purchase common stock	3,284,440	3,284,440
Settlement of term loan	85,251	85,251

12. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2018	$491
2019	676
2020	698

Total	$1,865

13. Subsequent Events

On April 3, 2018, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into between the Company and Oppenheimer & Co. Inc., as representative of the underwriters (the “Underwriters”), dated March 28, 2018, the Company issued and sold (i) 15,660,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), one Series A warrant (collectively, the “Series A Warrants”) to purchase one share of Common Stock and one Series B warrant (collectively, the “Series B Warrants”) to purchase one share of Common Stock, and (ii) 7,840,000 pre-funded units (the “Pre-Funded Units” and, together with the Common Units, the “Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of Common Stock, one Series A Warrant and one Series B Warrant. The public offering price was $0.65 per Common Unit and $0.64 per Pre-Funded Unit.

In addition, on April 4, 2018, the Company closed on the sale of 1,150,000 additional Common Units pursuant to the Underwriters’ option to purchase up to an additional 1,150,000 Units, which was exercised in full. After giving effect to the exercise of the Underwriters’ overallotment option, the total gross proceeds from the offering were approximately $15.9 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

The Company is currently evaluating the requirements for classification of the Series A, Series B, and Pre-funded warrants which were issued in this financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2018. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that”, “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that could cause our actual results, performance and achievements to differ materially from those expressed or implied in these forward-looking statements. Factors which may affect our results include, but are not limited to:

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

In April 2018, the Company issued and sold (i) 16,810,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), one Series A warrant (collectively, the “Series A Warrants”) to purchase one share of Common Stock and one Series B warrant (collectively, the “Series B Warrants”) to purchase one share of Common Stock, and (ii) 7,840,000 pre-funded units (the “Pre-Funded Units” and, together with the Common Units, the “Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of Common Stock, one Series A Warrant and one Series B Warrant. Gross proceeds of the public offering before commissions and fees were approximately $15.9 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	initiate and expand clinical trials for Pulmazole for allergic bronchopulmonary aspergillosis (“ABPA”), and other indications for immunocompromised at-risk patients;

•	seek regulatory approval for our product candidates;

•	hire personnel to support our product development, commercialization and administrative efforts; and

•	advance the research and development related activities for inhaled therapeutic products in our pipeline.

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

Financial Overview

Revenues

To date, we have not generated any product sales. Our 2018 revenue resulted from an award from Cystic Fibrosis Foundation Therapeutics (“CFFT”), the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to support the development of Pulmazole for the treatment of ABPA in patients with asthma and cystic fibrosis.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately

(69% of staff) are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Interest Expense

We have been incurring and expect to continue to incur interest expense associated with a term loan executed in June 2015.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our current report on Form 10-K filed with the SEC on March 13, 2018, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Revenue Recognition

Our principal source of revenue during the reporting period was income for reimbursement of clinical study costs as part of a grant received from CFFT. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exits, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. We have determined that goodwill was not impaired as of March 31, 2018.

Results of Operations

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2018	2017	Change
Revenue	$153	$—	$153
Operating expenses
Research and development	3,221	1,672	1,549
General and administrative	2,046	1,640	406

Total operating expenses	5,267	3,312	1,955

Loss from operations	(5,114)	(3,312)	(1,802)
Interest expense	(106)	(187)	81
Other (expense) income, net	(1)	16	(17)

Net loss	$(5,221)	$(3,483)	$(1,738)

Revenue — For the three months ended March 31, 2018, revenue was $0.2 million compared to no revenue for the three months ended March 31, 2017. The increase in revenue was the result of clinical study costs reimbursed by CFFT.

Research and development expenses — For the three months ended March 31, 2018, research and development expense was $3.2 million compared to $1.7 million for the three months ended March 31, 2017, an increase of $1.5 million. The increase was primarily due to increased spend of $0.6 million on the Pulmazole project, $0.5 million on the PUR1800 project, $0.2 million in employment costs and $0.2 million in scientific consulting costs.

General and administrative expenses — For the three months ended March 31, 2018, general and administrative expense was $2.0 million compared to $1.6 million for the three months ended March 31, 2017, an increase of $0.4 million. The increase was primarily due to an increase of $0.3 in employments costs and $0.2 million in patent costs related to the in-licensed Respivert compounds, partially offset by a decrease of $0.1 million in legal and professional consulting costs.

Interest expense — For the three months ended March 31, 2018 interest expense was $0.1 million compared to $0.2 million for the three months ended March 31, 2017. During both periods, interest expense incurred related to the term loan agreement that we entered in June 2015.

Liquidity and Capital Resources

Through March 31, 2018, we have incurred an accumulated deficit of $179.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of March 31, 2018 was $1.6 million. In April 2018, we closed on an underwritten public offering that brought in gross proceeds of approximately $15.9 million for the sale of 16.8 million shares of common stock which includes Series A, Series B and pre-funded common stock warrants. The Series A warrants have a six-month expiration, the Series B have a five-year expiration and the pre-funded warrants have no expiration date. To continue our operations, we will need to raise more capital by the end of 2018. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(3,125)	$(2,992)
Net cash provided by financing activities	1,128	9,351

Net increase (decrease) in cash and cash equivalents	$(1,997)	$6,359

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $3.1 million, which was primarily the result of a net loss of $5.2 million, partially offset by $1.2 million in cash inflows associated with changes in operating assets and liabilities and $0.9 million of net non-cash adjustments. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases in accounts payable of $0.7 million, increases in accrued expenses of $0.3 million, decreases in prepaid expenses and other current assets of $0.4 million, partially offset by a decrease in accounts receivable of $0.2 million. Our non-cash adjustments were primarily comprised of $0.8 million of stock-based compensation expense and $0.1 million of depreciation and amortization.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $1.1 million, as compared to $9.4 for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2018 resulted from the issuance of common stock of $1.8 million, partially offset by $0.7 million of term loan principal payments. Net cash provided by financing activities for the three months ended March 31, 2017 resulted from the issuance of common stock of $9.7 million and $0.3 million from the exercise of stock options, partially offset by $0.6 million of term loan principal payments.

Financings

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11,000,000 of the Company’s common stock from time to time in an at-the-market public offering. During the period ending March 31, 2018, the sold 1,232,622 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of $1,847.

On March 28, 2018, we entered into an underwriting agreement with Oppenheimer and Co., Inc. relating to a public offering. Subsequent to March 31, 2018, 16,810,000 Common Units were sold and 7,840,000 pre-funded warrants were issued. Each Common Stock Unit was comprised of a share of common stock and one Series A warrant to purchase one share of common stock and one Series B warrant to purchase one share of common stock. Gross proceeds of the public offering before commissions and fees were approximately $15,900.

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support clinical development of our Pulmazole program through completion of a Phase 1b trial and a toxicology study in support of PUR1800, the latter of which is expected to conclude during the fourth quarter, 2018. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the quarter ended March 31, 2018.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: May 11, 2018	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2018	By:	/s/ William Duke, Jr.
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

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.