Form 10-Q
period 2018-06-30
Pulmatrix, Inc.
filed 2018-08-03
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, the registrant had 46,927,221 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At June 30, 2018	At December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,341	$3,550
Prepaid expenses and other current assets	619	696

Total current assets	8,960	4,246
Property and equipment, net	498	614
Long-term restricted cash	204	204
Goodwill	10,914	10,914

Total assets	$20,576	$15,978

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$—	$3,221
Accounts payable	1,507	457
Accrued expenses	2,271	2,162
Derivative liability	—	1

Total current liabilities	3,778	5,841

Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value—500,000 authorized and 0 issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized; 46,927,221 and 21,047,498 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	5	2
Additional paid-in capital	202,204	184,137
Accumulated deficit	(185,411)	(174,002)

Total stockholders’ equity	16,798	10,137

Total liabilities and stockholders’ equity	$20,576	$15,978

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$—	$—	$153	$—

Operating expenses
Research and development	4,013	3,363	7,234	5,035
General and administrative	2,115	2,066	4,161	3,706

Total operating expenses	6,128	5,429	11,395	8,741

Loss from operations	(6,128)	(5,429)	(11,242)	(8,741)
Interest expense	(80)	(172)	(186)	(359)
Other income, net	20	4	19	20

Net loss	$(6,188)	$(5,597)	$(11,409)	$(9,080)

Net loss per share, basic and diluted	$(0.13)	$(0.29)	$(0.34)	$(0.50)

Weighted average shares of common stock used to compute basic and diluted net loss per share	46,102,043	19,553,281	34,056,434	18,179,951

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,409)	$(9,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	127
Stock-based compensation	1,698	1,337
Non-cash rent expense	—	11
Non-cash interest expense	55	94
Non-cash debt issuance expense	3	7
Fair value adjustment on derivative liability	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	77	(177)
Accounts payable	1,050	(183)
Accrued expenses	334	1,215

Net cash used in operating activities	(8,075)	(6,649)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(13)

Net cash used in investing activities	(2)	(13)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	16,372	14,467
Proceeds from the exercise of stock options	—	304
Term loan principal payments	(3,259)	(1,315)
End of term payments	(245)	—

Net cash provided by financing activities	12,868	13,456

Net increase in cash and cash equivalents	4,791	6,794
Cash and cash equivalents — beginning of period	3,550	4,182

Cash and cash equivalents — end of period	$8,341	$10,976

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Liquidity

At June 30, 2018, the Company had unrestricted cash and cash equivalents of $8,341, an accumulated deficit of $185,411 and working capital of $5,182. The Company will be required to raise additional capital by the end of 2018 to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

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

During the six months ended June 30, 2018, the Company issued 25,879,723 shares of common stock as the result of the sale of 24,647,061 shares of common stock pursuant to an underwritten public offering and the exercise of pre-funded warrants also issued in such offering and 1,232,662 shares of common stock related to the At-the-Market Offering sales agreement. The Company received aggregate net proceeds of $16,372 in connection with the foregoing (Note 7).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing these condensed consolidated financial statements. The Company’s condensed consolidated financial statements as of June 30, 2018 do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2018.

3. Summary of Significant Accounting Policies

In the three and six months ended June 30, 2018, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2018, except as noted below.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees, addresses aspects of the accounting for nonemployee share based compensation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, (“ASU 2018-05”) to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company on January 1, 2018. The Company has adopted ASU 2018-05 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning December 1, 2019 (with early adoption permitted) and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform a quantitative impairment test. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of June 30, 2018.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At June 30, 2018	At December 31, 2017
Prepaid Insurance	$371	$204
Prepaid Clinical Trials	—	421
Prepaid Other	146	44
Deferred Operating Costs	101	27
Accounts Receivable	1	—

Total prepaid expenses and other current assets	$619	$696

5. Debt

Loan and Security Agreement and Warrant Agreement

On June 11, 2015, Pulmatrix Operating entered into a Loan and Security Agreement (“LSA”) with Hercules Technology Growth Capital, Inc. (“Hercules”), for a term loan in a principal amount of $7,000 (“Term Loan”). The term loan was secured by substantially all of the Company’s assets, excluding intellectual property. Final payments were made in June 2018 and, as of June 30, 2018, the term loan was paid in full.

The term loan bore interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. The Company was required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Since August 1, 2016, the Company has been required to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any unpaid principal and interest is due on the maturity date of July 1, 2018. Upon repayment of the term loan, the Company is also required to pay an end of term charge to the Lenders equal to $245. During the period, the Company prepaid the loan in its entirety, including the end of term charge. As the Company received a waiver for any prepayment fee associated with early payoff, no prepayment penalty was incurred. As of June 30, 2018, the company has no further liability to Hercules.

During the term of the loan, the Company could have elected to prepay all, but not less than all, of the outstanding principal balance of the term loan, subject to a prepayment fee of 1% – 3%, depending on the date of repayment. Contingent on the occurrence of several events, including that the Company’s closing stock price exceed $11.73 per share for the seven days preceding a payment date, the Company could have elected to pay, in whole or in part, any regularly scheduled installment of principal up to an aggregate maximum amount of $1,000 by converting a portion of the principal into shares of the Company’s common stock at a price of $11.73 per share. Hercules may have elected to receive payments in the Company common stock by requiring the Company to affect a conversion option whereby Hercules could have elected to receive a principal installment payment in shares of the Company common stock based on a price of $11.73 per share, subject to an aggregate maximum principal amount of $1,000.

The Company determined that the Company’s provisions allowing conversion of all or a portion of the LSA contained a beneficial conversion feature (“BCF”). The BCF is contingent upon the occurrence of certain events and as such, the Company will not record the BCF until the contingency is resolved. As the conversion feature was not executed during the life of the LSA, the BCF was not recorded.

The credit facility included affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals deliver certain financial reports and maintain insurance coverage. The negative covenants included, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. In general, the Term Loan prohibits the Company from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock.

The LSA included provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 10). At June 30, 2018 and December 31, 2017, the fair value of the derivative liability was valued at $0 and $1, respectively. The net debt discounts resulting from the embedded compound derivative and lender fees have been amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $80 and $186 during the three and six months ended June 30, 2018 and $172 and $359 during the three and six months ended June 30, 2017, respectively. Of the total interest expense, $57 and $131 was payable in cash during the three and six months ended June 30, 2018 and $126 and $265 was payable in cash during the three and six months ended June 30, 2017, respectively.

The carrying amounts of the Company’s Term Loan as of June 30, 2018 and December 31, 2017 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2018	$3,259	$(35)	$(3)	$3,221
Accretion of debt discount		35		35
Accretion of issuance costs			3	3
Principal payments	(3,259)			(3,259)

Balance — June 30, 2018	$0	$0	$0	$0

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At June 30, 2018	At December 31, 2017
Accrued vacation	$119	$57
Accrued wages and incentive	1,085	1,113
Accrued clinical & consulting	849	568
Accrued legal & patent	61	61
Accrued end of term fee	—	225
Deferred Rent	67	68
Accrued other expenses	90	70

Total accrued expenses	$2,271	$2,162

7. Common Stock

Public Offering

On April 3, 2018, the Company closed its firm commitment underwritten public offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into between the Company and Oppenheimer & Co. Inc., as representative of the underwriters (the “Underwriters”), dated March 28, 2018, the Company issued and sold (i) 15,660,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, one Series A warrant (collectively, the “Series A Warrants”) to purchase one share of common stock and one Series B warrant (collectively, the “Series B Warrants”) to purchase one share of common stock, and (ii) 7,840,000 pre-funded units (the “Pre-Funded Units” and, together with the Common Units, the “Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. The public offering price was $0.65 per Common Unit and $0.64 per Pre-Funded Unit, and the gross proceeds received by the Company on April 3, 2018 pursuant to such sales were $15,197, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

In addition, on April 4, 2018, the Company closed on the sale of 1,150,000 additional Common Units pursuant to the Underwriters’ option to purchase up to an additional 1,150,000 Units, which were exercised in full. After giving effect to the exercise of the Underwriters’ overallotment option, the gross aggregate proceeds from the offering on April 3 and 4 were $15,944, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

All of the pre-funded warrants issued in the offering were exercised in April 2018 and, as 150,000 were exercised on a cashless basis, resulted in the issuance of an additional 7,837,061 shares of common stock with gross proceeds of $78.

The Series A Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $0.65 per share of common stock, subject to adjustment in certain circumstances, and will expire six months from the date of issuance. The Series B Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $0.75 per share of common stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series A Warrants and Series B Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately.

The Company agreed to pay Oppenheimer a commission of (a) 7% of the gross proceeds raised up to $5,000 and (b) 6.5% of the gross proceeds raised in excess of $5,000. The Company also agreed to pay or reimburse certain expenses on behalf of Oppenheimer. A total of $1,497 of commissions and other issuance costs were associated with the public offering.

The net proceeds to the Company from the Offering were approximately $14,525, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

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

During the six-month period ended June 30, 2018, the Company sold 1,232,662 shares of its common stock under the Sales Agreement at an average selling price of approximately $1.54 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

8. Warrants

A rollforward of the common stock warrants outstanding at June 30, 2018 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	3,284,440	$7.79		$—
Series A warrants issued	24,650,000	$0.65
Series B warrants issued	24,650,000	$0.75
Pre-funded warrants issued	7,840,000	$0.65
Pre-funded warrants exercised	(7,840,000)	$(0.65)

Outstanding June 30, 2018	52,584,440	$1.14	2.47	$—

9. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of June 30, 2018, the 2013 Plan provides for the grant of up to 12,500,000 shares of common stock, of which 2,060,067 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of June 30, 2018, a total of 498,882 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the six months ended June 30, 2018, the Company granted 5,932,000 options to employees and 775,000 options to directors. At the date of grant, the fair value of the options was $1,884 and $248 respectively. No options were granted to consultants during the period. The stock options granted vest over either 36 or 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company and as defined in the grant agreement, Time Based Options vest in one of the following ways: (i) 25% on the first anniversary of the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date, (ii) 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date or (iii) in 48 equal monthly installments beginning on the monthly anniversary of the vesting start date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2018	3,695,634	$5.69		$—
Granted	6,707,000	$0.47
Exercised	—	$—
Forfeited or expired	(6,977)	$(2.91)

Outstanding — June 30, 2018	10,395,657	$2.32	8.99	$—

Exercisable — June 30, 2018	3,948,954	$4.18	8.00	$—

Vested and expected to vest — June 30, 2018	10,215,212	$2.34	8.98	$—

The estimated fair values of employee stock options granted during the three and six months ended June 30, 2018 and 2017, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected option life (years)	5.58	6.19	5.58	6.13
Risk-free interest rate	2.77%	1.99%	2.77%	2.07%
Expected volatility	79.68%	75.49%	79.68%	77.23%
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. As of June 30, 2018, there was $4,849 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$306	$177	$516	$330
General and administrative	627	532	$1,182	$994

Total stock based compensation expense	$933	$709	$1,698	$1,324

Restricted Stock Units (RSU)

In August 2015, the Company granted 10,374 RSUs to other employees that vested over a two year period. The Company recorded no stock-based compensation expense for the RSUs during the three and six months ended June 30, 2018 and $6 and $13 for the RSUs during the three and six months ended June 30, 2017, respectively. At June 30, 2018, no RSUs were outstanding.

10. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and the input categories associated with those liabilities, is as follows:

June 30, 2018
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$—	$—

December 31, 2017
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$1	$1

Embedded Compound Derivatives — LSA with Hercules

As described in Note 5, the LSA contained an interest rate reset upon an event of default and a put option upon an event of default or qualified change of control. Each of these features represents an embedded derivative instrument requiring bifurcation from the Term Loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The proceeds from the issuance of the Term Loan were allocated first to the warrant and compound derivative at their respective fair values, with the residual going to the carrying amount of the loan resulting in a discount to the face value of the debt. The fair value of the compound derivative upon issuance of $11 was recognized as a derivative liability and was adjusted to fair value at each reporting date. The loan was repaid in its entirety according to its terms and as of June 30, 2018, the derivative liability had a fair value of zero.

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2018	$1
Change in fair value	(1)

Balance — June 30, 2018	$—

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

11. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months and six months ended June 30, 2018 and 2017 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of June 30,
	2018	2017
Options to purchase common stock	10,395,657	3,325,806
Warrants to purchase common stock	52,584,440	3,284,440
Settlement of term loan	—	85,251

12. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2018	$327
2019	676
2020	698

Total	$1,701

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In our underwritten public offering that closed in April 2018 (“the Offering”), the Company issued and sold (i) 16,810,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, one Series A warrant (collectively, the “Series A Warrants”) to purchase one share of common stock and one Series B warrant (collectively, the “Series B Warrants”) to purchase one share of common stock, and (ii) 7,840,000 pre-funded units (the “Pre-Funded Units” and, together with the Common Units, the “Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. Gross proceeds of the public offering before commissions and fees were approximately $15.9 million. All of the pre-funded warrants issued in the Offering were exercised in April 2018 and, as 150,000 were exercised on a cashless basis, resulted in the issuance of an additional 7,837,061 shares of common stock and gross proceeds of approximately $0.1 million. Aggregate gross proceeds for the public offering in April 2018 were approximately $16.0 million.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately

69% of staff, are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Interest Expense

We have been incurring interest expense associated with a term loan executed in June 2015. The term loan was paid in its entirety as of June 30, 2018.

Other Income, Net

Other income, net is comprised primarily of interest income on cash deposits and gains and/or losses resulting from fair value adjustments for compound derivative instruments embedded within certain of our convertible notes.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our annual report on Form 10-K filed with the SEC on March 13, 2018, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Revenue Recognition

Our principal sources of revenue are income from reimbursement of clinical study costs. During the six months ended June 30, 2018, our principal source of revenue was income for reimbursement of clinical study costs as part of a grant received from CFFT. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exits, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. We have determined that goodwill was not impaired as of June 30, 2018.

Results of Operations

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended June 30,
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses
Research and development	4,013	3,363	650
General and administrative	2,115	2,066	49

Total operating expenses	6,128	5,429	699

Loss from operations	(6,128)	(5,429)	(699)
Interest expense	(80)	(172)	92
Other income, net	20	4	16

Net loss	$(6,188)	$(5,597)	$(591)

Research and development expenses — For the three months ended June 30, 2018, research and development expense was $4.0 million compared to $3.3 million for the three months ended June 30, 2017, an increase of $0.7 million. The increase was primarily due to increased spend of $0.6 million on the Pulmazole project and $0.3 million in employment costs, partially offset by a decreased spend $0.2 million on the PUR1800 project.

General and administrative expenses — For the three months ended both June 30, 2018 and June 30, 2017, general and administrative expense was $2.1 million.

Interest expense — For the three months ended June 30, 2018 interest expense was $0.1 million compared to $0.2 million for the three months ended June 30, 2017. During both periods, interest expense incurred related to the term loan agreement that we entered in June 2015.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2018	2017	Change
Revenue	$153	$—	$(153)
Operating expenses
Research and development	7,234	5,035	2,199
General and administrative	4,161	3,706	455

Total operating expenses	11,395	8,741	2,654

Loss from operations	(11,242)	(8,741)	(2,501)
Interest expense	(186)	(359)	173
Other income, net	19	20	(1)

Net loss	$(11,409)	$(9,080)	(2,329)

Revenue — For the six months ended June 30, 2018, revenue was $0.2 million compared to no revenue for the six months ended June 30, 2017. The increase in revenue was the result of clinical study costs reimbursed by CFFT.

Research and development expenses — For the six months ended June 30, 2018, research and development expense was $7.2 million compared to $5.0 million for the six months ended June 30, 2017, an increase of $2.2 million. The increase was primarily due to increased spend of $1.4 million on the Pulmazole project, $0.3 million on the PUR1800 project, and $0.5 million in employment costs.

General and administrative expenses — For the six months ended June 30, 2018, general and administrative expense was $4.2 million compared to $3.7 million for the six months ended June 30, 2017, an increase of $0.5 million. The increase was primarily due to an increase of $0.4 in employment costs and $0.4 million in patent costs, partially offset by a decrease of $0.3 million in legal and professional consulting costs.

Interest expense — For the six months ended June 30, 2018 interest expense was $0.2 million compared to $0.4 million for the six months ended June 30, 2017. During both periods, interest expense incurred related to the term loan agreement that we entered in June 2015.

Liquidity and Capital Resources

Through June 30, 2018, we have incurred an accumulated deficit of $185.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting research and development and business activities. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of June 30, 2018 was $8.3 million. In April 2018, the Company received gross proceeds of approximately $15.9 million in connection with the sale of the Units in the Offering. All of the pre-funded warrants issued in the Offering were exercised in April 2018 and, as 150,000 were exercised on a cashless basis, resulted in the issuance of an additional 7,837,061 shares of common stock and gross proceeds of approximately $0.1 million.

To continue our operations, we will need to raise additional capital by the end of 2018. We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing these condensed consolidated financial statements.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(8,075)	$(6,649)
Net cash used in investing activities	(2)	(13)
Net cash provided by financing activities	12,868	13,456

Net increase (decrease) in cash and cash equivalents	$4,791	$6,794

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $8.1 million, which was primarily the result of a net loss of $11.4 million, partially offset by $1.9 million of net non-cash adjustments and $1.4 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $1.7 million of stock-based compensation expense, $0.1 million of depreciation and amortization, and $0.1 million of debt issuance expense. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases in accounts payable of $1.0 million, increases in accrued expenses of $0.3 million, and increases in prepaid expenses and other current assets of $0.1 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and June 30, 2017 were entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $12.9 million, as compared to $13.5 for the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2018 resulted from the issuance of common stock, net of issuance costs of $16.4 million, partially offset by $3.5 million of principal and end of term loan payments. Net cash provided by financing activities for the six months ended June 30, 2017 resulted from the issuance of common stock of $14.5 million and $0.3 million from the exercise of stock options, partially offset by $1.3 million of term loan principal payments.

Financings

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11 million of the Company’s common stock from time to time in an at-the-market public offering. During the six months ended June 30, 2018, the Company sold 1,232,622 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of $1.8 million.

On March 28, 2018, we entered into an underwriting agreement with Oppenheimer and Co., Inc. relating to the Offering, pursuant to which the Company sold, 16,810,000 Common Units and 7,840,000 Pre-Funded Units. All of the pre-funded warrants issued in the Offering were exercised in April 2018 and, as 150,000 were exercised on a cashless basis, resulted in the issuance of an additional 7,837,061 shares of common stock. Each Common Unit was comprised of one share of common stock, one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock. Each Pre-Funded Unit was comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. Gross proceeds from the Offering and of the exercise of the pre-funded warrants issued in the Offering, before commissions and fees, were approximately $16.0 million.

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support clinical development of our Pulmazole program through the issuance of the final report on the Phase Ib trial, preparation costs relating to our planned Phase II trial and completion of a toxicology study in support of PUR1800, the latter of which is expected to conclude during the fourth quarter, 2018. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, except as set forth below. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

Our current capital will only be sufficient to enable us to continue operations for a short period of time. In order to fully realize all of our business objectives, absent any non-dilutive funding from a strategic partner or some other strategic transactions, we will need to raise additional capital before the end of 2018, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

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

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We anticipate that our expenses will increase substantially as we advance Pulmazole into Phase II trials and pursue development of PUR1800 or other iSPERSE-based product candidates and/or pursue development of iSPERSE-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations through the fourth quarter of 2018. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures if we are able to at all. Since inception, we have incurred losses each year and have an accumulated deficit of $185.4 million, which may raise concerns about our solvency and affect our ability to raise additional capital.

The amount of additional funds we need will depend on a number of factors, including:

•	rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions we are able to establish;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our degree of success in commercializing any of our product candidates

•	the emergence of competing technologies and products and other adverse market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses; and

•	the costs of discontinuing projects and technologies.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 3, 2018	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

10.1	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.