Form 10-Q
period 2018-09-30
Pulmatrix, Inc.
filed 2018-11-14
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 12, 2018, the registrant had 46,927,221 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At September 30, 2018	At December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,806	$3,550
Prepaid expenses and other current assets	914	696

Total current assets	4,720	4,246
Property and equipment, net	447	614
Long-term restricted cash	204	204
Goodwill	10,914	10,914

Total assets	$16,285	$15,978

Liabilities and stockholders’ equity
Current liabilities:
Loan payable, net of debt discount and issuance costs	$—	$3,221
Accounts payable	1,367	457
Accrued expenses	2,284	2,162
Derivative liability	—	1

Total current liabilities	3,651	5,841

Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 46,927,221 and 21,047,498 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5	2
Additional paid-in capital	202,856	184,137
Accumulated deficit	(190,227)	(174,002)

Total stockholders’ equity	12,634	10,137

Total liabilities and stockholders’ equity	$16,285	$15,978

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$335	$153	$335

Operating expenses
Research and development	3,056	2,618	10,290	7,654
General and administrative	1,769	2,021	5,930	5,727

Total operating expenses	4,825	4,639	16,220	13,381

Loss from operations	(4,825)	(4,304)	(16,067)	(13,046)
Interest expense	—	(153)	(186)	(512)
Other income, net	9	5	28	26

Net loss	$(4,816)	$(4,452)	$(16,225)	$(13,532)

Net loss per share, basic and diluted	$(0.10)	$(0.22)	$(0.42)	$(0.72)

Weighted average shares of common stock used to compute basic and diluted net loss per share	46,927,221	20,200,893	38,393,842	18,738,118

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,225)	$(13,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	186
Stock-based compensation	2,358	2,077
Non-cash rent expense	—	16
Non-cash interest expense	55	135
Non-cash debt issuance expense	3	9
Fair value adjustment on derivative liability	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	1	(305)
Prepaid expenses and other current assets	(219)	(308)
Accounts payable	910	259
Accrued expenses	347	198

Net cash used in operating activities	(12,596)	(11,265)

Cash flows from investing activities:
Purchases of property and equipment	(8)	(36)

Net cash used in investing activities	(8)	(36)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	16,364	15,170
Proceeds from the exercise of stock options	—	304
Term loan principal payments	(3,259)	(1,995)
End of term payments	(245)	—

Net cash provided by financing activities	12,860	13,479

Net increase in cash and cash equivalents	256	2,178
Cash and cash equivalents — beginning of period	3,550	4,182

Cash and cash equivalents — end of period	$3,806	$6,360

Supplemental disclosures of noncash financing and investing activities
Fixed Asset purchases in accounts payable	$—	$21

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Liquidity

At September 30, 2018, the Company had unrestricted cash and cash equivalents of $3,806, an accumulated deficit of $190,227 and working capital of $1,069. The Company will be required to raise additional capital by the end of 2018 to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

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

During the nine months ended September 30, 2018, the Company issued 25,879,723 shares of common stock as the result of the sale of 24,647,061 shares of common stock pursuant to an underwritten public offering and the exercise of pre-funded warrants also issued in such offering and the sale of 1,232,662 shares of common stock related to the At-the-Market Offering sales agreement. The Company received aggregate net proceeds of $16,364 in connection with the foregoing (Note 7).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. Those factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing these condensed consolidated financial statements. The Company’s condensed consolidated financial statements as of September 30, 2018 do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2018.

3. Summary of Significant Accounting Policies

In the three and nine months ended September 30, 2018, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2018, except as noted below.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated financial statements disclosures.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees, addresses aspects of the accounting for nonemployee share based compensation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

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

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company is required to adopt this new guidance in the first quarter of fiscal 2020. The Company is currently evaluating the potential impact of adoption of this standard on its condensed consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of control of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in

August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its consolidated financial statements in future reporting periods. The Company is also in the process of evaluating the new standard against its existing revenue recognition accounting policies to determine the effect the guidance will have on its condensed consolidated financial statements and what changes to systems and controls may be warranted.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company must perform a quantitative impairment test. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of September 30, 2018.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At September 30, 2018	At December 31, 2017
Prepaid Insurance	$291	$204
Prepaid Clinical Trials	43	421
Prepaid Other	131	44
Deferred Clinical and Operating Costs	449	27

Total prepaid expenses and other current assets	$914	$696

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

The term loan bore interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 8.50%. The Company was required to make interest payments in cash on the first business day of each month, beginning on July 1, 2015. Since August 1, 2016, the Company has been required to make monthly payments on the first business day of each month consisting of principal and interest based upon a 30-month amortization schedule, and any unpaid principal and interest is due on the maturity date of July 1, 2018. Upon repayment of the term loan, the Company is also required to pay an end of term charge to the Lenders equal to $245. In June of 2018, the Company prepaid the loan in its entirety, including the end of term charge. The Company received a waiver for any prepayment fee associated with early payoff, and no prepayment penalty was incurred. As of June 30, 2018, the company has no further liability to Hercules.

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

The credit facility included affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals deliver certain financial reports and maintain insurance coverage. The negative covenants included, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. In general, the Term Loan prohibited the Company from (i) repurchasing or redeeming any class of capital stock, including common stock or (ii) declaring or paying any cash dividend or making cash distribution on any class of capital stock, including common stock.

The LSA included provisions requiring the embedded interest rate reset upon an event of default and the put option upon an event of default or qualified change of control each represent an embedded derivative instrument requiring bifurcation from the loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The fair value of the compound derivative at issuance of $11 was recorded as a derivative liability and as a discount to the debt. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (Note 10). At September 30, 2018 and December 31, 2017, the fair value of the derivative liability was valued at $0 and $1, respectively. The net debt discounts resulting from the embedded compound derivative and lender fees have been amortized as interest expense from the date of issuance through the maturity date using the effective interest method. The Company incurred interest expense of $0 and $186 during the three and nine months ended September 30, 2018 and $153 and $512 during the three and nine months ended September 30, 2017, respectively. Of the total interest expense, $0 and $131 was payable in cash during the three and nine months ended September 30, 2018 and $112 and $377 was payable in cash during the three and nine months ended September 30, 2017, respectively.

The carrying amounts of the Company’s Term Loan as of September 30, 2018 and December 31, 2017 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2018	$3,259	$(35)	$(3)	$3,221
Accretion of debt discount		35		35
Accretion of issuance costs			3	3
Principal payments	(3,259)			(3,259)

Balance — September 30, 2018	$0	$0	$0	$0

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At September 30, 2018	At December 31, 2017
Accrued vacation	$71	$57
Accrued wages and incentive	1,229	1,113
Accrued clinical & consulting	812	568
Accrued legal & patent	93	61
Accrued end of term fee	—	225
Deferred Rent	67	68
Accrued other expenses	12	70

Total accrued expenses	$2,284	$2,162

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

The Series A Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $0.65 per share of common stock, subject to adjustment in certain circumstances, and expired according to their terms on October 3, 2018 and October 4, 2018, respectively. The Series B Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $0.75 per share of common stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series A Warrants and Series B Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately.

The Company agreed to pay Oppenheimer a commission of (a) 7% of the gross proceeds raised up to $5,000 and (b) 6.5% of the gross proceeds raised in excess of $5,000. The Company also agreed to pay or reimburse certain expenses on behalf of Oppenheimer. A total of $1,505 of commissions and other issuance costs were associated with the public offering.

The net proceeds to the Company from the Offering were approximately $14,517, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

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

During the nine month period ended September 30, 2018, the Company sold 1,232,662 shares of its common stock under the Sales Agreement at an average selling price of approximately $1.54 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

8. Warrants

A rollforward of the common stock warrants outstanding at September 30, 2018 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	3,284,440	$7.79		$—
Series A warrants issued	24,650,000	$0.65
Series B warrants issued	24,650,000	$0.75
Pre-funded warrants issued	7,840,000	$0.65
Pre-funded warrants exercised	(7,840,000)	$(0.65)

Outstanding September 30, 2018	52,584,440	$1.14	2.22	$—

9. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of September 30, 2018, the 2013 Plan provides for the grant of up to 12,500,000 shares of common stock, of which 2,034,088 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of September 30, 2018, a total of 490,790 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the three months ended September 30, 2018, the Company granted 34,000 options to employees and no options to directors or consultants. At the date of grant, the fair value of the options awarded to employees was $11.

During the nine months ended September 30, 2018 the Company granted 5,966,000 to employees and 775,000 to directors. At the date of the grant, the fair value of the options awarded to employees and directors was $1,895 and $248, respectively.

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

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2018	3,695,634	$5.69		$—
Granted	6,741,000	$0.47
Exercised	—	$—
Forfeited or expired	(23,090)	$(2.28)

Outstanding — September 30, 2018	10,413,544	$2.32	8.75	$—

Exercisable — September 30, 2018	4,502,002	$3.89	7.94	$—

Vested and expected to vest — September 30, 2018	10,247,905	$2.34	8.74	$—

The estimated fair values of employee stock options granted during the three and nine months ended September 30, 2018 and 2017, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected option life (years)	6.05	6.08	5.58	6.13
Risk-free interest rate	2.79%	2.04%	2.77%	2.07%
Expected volatility	78.91%	75.00%	79.67%	77.23%
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. As of September 30, 2018, there was $4,218 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$244	$184	$760	$514
General and administrative	416	556	$1,598	$1,563

Total stock based compensation expense	$660	$740	$2,358	$2,077

Restricted Stock Units (RSU)

In August 2015, the Company granted 10,374 RSUs to other employees that vested over a two year period. The Company recorded no stock-based compensation expense for the RSUs during the three and nine months ended September 30, 2018 and $0 and $13 for the RSUs during the three and nine months ended September 30, 2017, respectively. At September 30, 2018, no RSUs were outstanding.

10. Fair Value Measurements

Information about the liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and the input categories associated with those liabilities, is as follows:

September 30, 2018
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$—	$—

December 31, 2017
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded compound derivative	$—	$—	$1	$1

Embedded Compound Derivatives — LSA with Hercules

As described in Note 5, the LSA contained an interest rate reset upon an event of default and a put option upon an event of default or qualified change of control. Each of these features represents an embedded derivative instrument requiring bifurcation from the Term

Loan. The embedded derivatives were bundled and valued as one compound derivative in accordance with the applicable accounting guidance for derivatives and hedging. The proceeds from the issuance of the Term Loan were allocated first to the warrant and compound derivative at their respective fair values, with the residual going to the carrying amount of the loan resulting in a discount to the face value of the debt. The fair value of the compound derivative upon issuance of $11 was recognized as a derivative liability and was adjusted to fair value at each reporting date. The loan was repaid in its entirety according to its terms and as of September 30, 2018, the derivative liability had a fair value of zero.

A roll-forward of the preferred stock warrant liability and derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2018	$1
Change in fair value	(1)

Balance — September 30, 2018	$—

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the condensed consolidated statement of operations.

11. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months and nine months ended September 30, 2018 and 2017 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of September 30,
	2018	2017
Options to purchase common stock	10,413,544	3,336,368
Warrants to purchase common stock	52,584,440	3,284,440
Settlement of term loan	—	85,251

12. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2018	$164
2019	676
2020	698

Total	$1,538

13. Subsequent Events

The Series A warrants, issued on April 3 and 4, 2018 expired according to their terms, on October 3 and 4, 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately 70% of staff, are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Interest Expense

We have incurred interest expense associated with a term loan executed in June 2015. The term loan was paid in its entirety as of June 30, 2018 and there is no further liability as of September 30, 2018.

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

Revenue Recognition

Our principal sources of revenue are income from reimbursement of clinical study costs. During the nine months ended September 30, 2018, our principal source of revenue was income for reimbursement of clinical study costs as part of a grant received from CFFT. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exits, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. We have determined that goodwill was not impaired as of September 30, 2018.

Results of Operations

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended September 30,
	2018	2017	Change
Revenue	$—	$335	$(335)
Operating expenses
Research and development	3,056	2,618	438
General and administrative	1,769	2,021	(252)

Total operating expenses	4,825	4,639	186

Loss from operations	(4,825)	(4,304)	(521)
Interest expense	—	(153)	153
Other income, net	9	5	4

Net loss	$(4,816)	$(4,452)	$(364)

Research and development expenses — For the three months ended September 30, 2018, research and development expense was $3.1 million compared to $2.6 million for the three months ended September 30, 2017, an increase of $0.4 million. The increase was primarily due to increased spend of $0.4 million on the PUR1800 project, $0.2 million in employment costs, and $0.1 million in scientific consulting costs, partially offset by a decreased spend of $0.3 million on the Pulmazole project.

General and administrative expenses — For the three months ended September 30, 2018, general and administrative expense was $1.8 million compared to $2.0 million for the three months ended September 30, 2017, a decrease of $0.3 million. The decrease was primarily due to decreased spend of $0.3 million in professional consulting costs and $0.2 million in employment costs, partially offset by an increased spend of $0.2 million in legal and patent costs.

Interest expense — For the three months ended September 30, 2018, there was no interest expense compared to $0.2 million for the three months ended September 30, 2017. During the three months ended September 30, 2017, the interest expense incurred related to the term loan agreement that we entered in June 2015.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months ended September 30,
	2018	2017	Change
Revenue	$153	$335	$(182)
Operating expenses
Research and development	10,290	7,654	2,636
General and administrative	5,930	5,727	203

Total operating expenses	16,220	13,381	2,839

Loss from operations	(16,067)	(13,046)	(3,021)
Interest expense	(186)	(512)	326
Other income, net	28	26	2

Net loss	$(16,225)	$(13,532)	(2,693)

Revenue — For the nine months ended September 30, 2018, revenue was $0.2 million compared to $0.3 million for the nine months ended September 30, 2017. The decrease in revenue was the result of the conclusion of clinical study costs reimbursed by CFFT.

Research and development expenses — For the nine months ended September 30, 2018, research and development expense was $10.3 million compared to $7.7 million for the nine months ended September 30, 2017, an increase of $2.6 million. The increase was primarily due to increased spend of $0.8 million on the Pulmazole project, $0.6 million on the PUR1800 project, $0.5 million in scientific consulting costs and $0.7 million in employment costs.

General and administrative expenses — For the nine months ended September 30, 2018, general and administrative expense was $5.9 million compared to $5.7 million for the nine months ended September 30, 2017, an increase of $0.2 million. The increase was primarily due to an increase of $0.5 million in patent costs, an increase of $0.3 million in employment costs, partially offset by a decrease of $0.5 million in professional consulting costs and $0.1 million in legal costs.

Interest expense — For the nine months ended September 30, 2018 interest expense was $0.2 million compared to $0.5 million for the nine months ended September 30, 2017. During both periods, interest expense incurred related to the term loan agreement that we entered in June 2015.

Liquidity and Capital Resources

Through September 30, 2018, we have incurred an accumulated deficit of $190.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting research and development and business activities. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of September 30, 2018 was $3.8 million. In April 2018, the Company received gross proceeds of approximately $15.9 million in connection with the sale of the Units in the Offering. All of the pre-funded warrants issued in the Offering were exercised in April 2018 and, as 150,000 were exercised on a cashless basis, resulted in the issuance of an additional 7,837,061 shares of common stock and gross proceeds of approximately $0.1 million.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months ended September 30,
	2018	2017
Net cash used in operating activities	$(12,596)	$(11,265)
Net cash used in investing activities	(8)	(36)
Net cash provided by financing activities	12,860	13,479

Net increase (decrease) in cash and cash equivalents	$256	$2,178

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $12.6 million, which was primarily the result of a net loss of $16.2 million, partially offset by $2.6 million of net non-cash adjustments and $1.0 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $2.4 million of stock-based compensation expense and $0.2 million of depreciation and amortization. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases of $0.9 million in accounts payable and $0.3 million in accrued expenses, partially offset by a $0.2 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2017 was $11.3 million, which was primarily the result of a net loss of $13.5 million and $0.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.4 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $2.1 million of stock-based compensation expense, $0.3 million of depreciation and amortization and non-cash interest expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to a $0.6 million decrease in prepaid expenses, partially offset by $0.4 million increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and September 30, 2017 were entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $12.9 million, as compared to $13.5 million for the nine months ended September 30, 2017. Net cash provided by financing activities for the nine months ended September 30, 2018 resulted from the issuance of common stock net of issuance costs, of $16.4 million, partially offset by $3.5 million of principal and end of term loan payments. Net cash provided by financing activities for the nine months ended September 30, 2017 resulted from the issuance of common stock net of issuance costs, of $15.2 million, and $0.3 million from the exercise of stock options, partially offset by $2.0 million of term loan principal payments.

Financings

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11 million of the Company’s common stock from time to time in an at-the-market public offering. During the nine months ended September 30, 2018, the Company sold 1,232,622 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of $1.8 million.

On March 28, 2018, we entered into an underwriting agreement with Oppenheimer and Co., Inc. in connection with the Offering, pursuant to which the Company sold, 16,810,000 Common Units and 7,840,000 Pre-Funded Units. All of the pre-funded warrants issued in the Offering were exercised in April 2018 and, as 150,000 were exercised on a cashless basis, resulted in the issuance of an additional 7,837,061 shares of common stock. Each Common Unit was comprised of one share of common stock, one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock. Each Pre-Funded

Unit was comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. Gross proceeds from the Offering and of the exercise of the pre-funded warrants issued in the Offering, before commissions and fees, were approximately $16.0 million.

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support clinical development of our Pulmazole program through the issuance of the final report on the Phase Ib trial, preparation costs relating to our planned Phase II trial and the issuance of the final report on the toxicology study in support of PUR1800. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We anticipate that our expenses will increase substantially as we advance Pulmazole into Phase II trials and pursue development of PUR1800 or other iSPERSE-based product candidates and/or pursue development of iSPERSE-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations through the fourth quarter of 2018. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures if we are able to at all. Since inception, we have incurred losses each year and have an accumulated deficit of $190.2 million, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 14, 2018	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on March 28, 2018).

10.1	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.