Form 10-K
period 2018-12-31
Pulmatrix, Inc.
filed 2019-02-19
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2018, the last business day of registrants most recently completed second fiscal quarter, was $17,229,294.

As of February 14, 2019, the registrant had 8,027,895 shares of common stock outstanding.

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

The Company effected a one-for-ten reverse stock split on February 3, 2019. All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect these reverse stock splits.

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

•

Focus on development of inhaled anti-fungal therapies to prevent and treat pulmonary infections and allergic/hypersensitivity responses to fungus in asthma and CF patients and other rare/orphan indications. We intend to direct resources to advance the research and development of Pulmazole for ABPA in asthmatics and CF patients. In 2018, we conducted clinical testing of Pulmazole in normal healthy volunteers and asthma patients.

•

Focus on development of an inhaled kinase inhibitor to treat acute exacerbations in COPD patients. We completed preclinical safety studies for our lead iSPERSE formulation in 2018 and have the ability to advance our formulation and process development efforts to support clinical testing in stable moderate-severe COPD patients. We intend to direct resources to advance the research and development of PUR1800, an inhaled kinase inhibitor for the treatment of acute exacerbations in COPD patients.

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

•

Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights. The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2018, our patent portfolio related to iSPERSE included approximately 92 granted and allowed patents, 12 of which are granted or allowed US patents, with expiration dates from 2024 to 2034, and approximately 75 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 225 granted and allowed patents, 26 of which are granted or allowed US patents, with expiration dates from 2029 to 2035, and approximately 52 additional pending patent applications in the US and other jurisdictions.

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

Aspergillus colonization and infections are likely underdiagnosed and occur frequently in patients of all ages. Colonization and infection with Aspergillus spp. can lead to clinical disease with differing severities and complications depending on the immune status of the host. Invasive aspergillosis is a frequently fatal disease that occurs in patients that are typically immune suppressed as a result of treatment for hematologic cancers or immunosuppression prior to solid organ transplantation. In asthma and CF patients, Aspergillus can cause chronic infections that may be associated with worsening disease and larger declines in lung function than patients without infection. A subset of asthma and CF patients with Aspergillus colonization and/or infection develop ABPA, which is a complex hypersensitivity reaction to fungal antigens. ABPA is a disease resulting in mucus production, wheezing, pulmonary infiltrates, worsening bronchiectasis and fibrosis of the lung. Worldwide, approximately 5 million asthmatics suffer from ABPA.

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

Pulmazole is our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. Development of Pulmazole is focused on treatment of Aspergillus spp. colonization and infection in patients with asthma and CF. In a Ph1/1b clinical trial, Pulmazole appeared to be safe and well tolerated in healthy normal volunteers (Parts 1 and 2) and asthmatics (Part 3). In Part 3 of the Ph1/1b study, following a single dose of Pulmazole the PK analysis of sputum samples demonstrated ~70-fold higher maximum lung concentration of itraconazole following inhalation of Pulmazole compared to oral Sporanox® despite inhaling only one tenth the dose of itraconazole (20 mg) relative to the dose of oral Sporanox (200 mg). Total systemic exposure was approximately 66-fold lower following inhalation of 20 mg Pulmazole compared to 200 mg of oral Sporanox. All objectives from the phase 1/1b study were successfully met, and we are on track to initiate a Phase 2 study in asthmatic patients with ABPA in 2019.

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

We believe Pulmazole will achieve higher local lung itraconazole concentrations and significantly lower systemic exposure relative to oral dosing, thus allowing for the potential to improve upon both the efficacy and safety profiles observed with oral itraconazole. Furthermore, administration by inhalation may significantly reduce the exposure of the drug in the rest of the body, which may be beneficial in reducing systemic side effects and the risk of potentially toxic drug-drug interactions.

There is precedent for inhaled anti-infective therapy, dry powder and nebulized, addressing specific pulmonary infections in patients which demonstrates potential utility of inhaled drug delivery utility and market opportunity. Mylan currently markets TOBI Podhaler for treatment of Pseudomonas aeruginosa infection in the United States, and Forest Laboratories U.K. Limited (a subsidiary of Actavis PLC) markets inhaled colistin, Colobreathe, for the same infection in Europe. Savara is developing AeroVanc, an inhaled dry powder version of vancomycin, intended for treatment of methicillin-resistant Staphylococcus aureus lung infection in patients with CF, which has begun Phase III clinical trials. Insmed recently obtained approval for Amikacin Liposome Inhalation Suspension (Arikayce) for the treatment of lung disease caused by a group of bacteria, Mycobacterium avium complex (MAC) in a limited population of patients with the disease who do not respond to conventional treatment (refractory disease). Arikayce is the first drug to be approved under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD pathway, established by Congress under the 21st Century Cures Act to advance development and approval of antibacterial and antifungal drugs to treat serious or life-threatening infections in a limited population of patients with unmet need. As required for drugs approved under the LPAD pathway, labeling for Arikayce includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population. Arikayce also was approved under the Accelerated Approval pathway. Under this approach, the U.S. Food and Drug Administration (“FDA”) may approve drugs for serious or life-threatening diseases or conditions where the drug is shown to have an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients. The approval of Arikayce was based on achieving three consecutive negative monthly sputum cultures by month six of treatment. Insmed was required by the FDA to conduct an additional, post-market study to describe the clinical benefits of Arikayce. Pulmocide Ltd has recently (late 2018) initiated a Phase 2 clinical trial to investigate PC945, a novel triazole antifungal, for the treatment of Culture-positive Aspergillus Fumigatus infection in subjects with moderate to severe asthma. There are currently no products specifically approved for treatment of ABPA.

New methods to detect Aspergillus spp. infection in sputum have improved the sensitivity of diagnosis and clinical appreciation for these infections. Pulmonary Aspergillus spp. infections affect approximately 14 million patients worldwide according to the Global Action Fund for Fungal Infections (Improving Outcomes for Patients with Fungal Infections across the World: A Road Map for the Next Decade). The majority of these cases occur in asthmatics with allergic disease but also include invasive Aspergillus spp. infections that are associated with a high rate of mortality in immunocompromised patients. We believe that Pulmazole has the potential to address up to 5 million patients when all indications are considered. In addition, we believe that Pulmazole compares favorably to the products discussed above and has the potential to generate significant value based on treating and preventing pulmonary fungal infections in multiple patient populations.

Clinical Development

Pulmazole is our lead iSPERSE anti-infective development program. We completed a Phase 1/1b clinical study in 2018 and plan to initiate a Phase 2 study in 2019.

PUR1800

On June 9, 2017, we entered into an exclusive, worldwide license agreement (the “License Agreement”) with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc. (“Janssen”), for access to a portfolio of novel drug candidates in a class called kinase inhibitors. The first of which, PUR1800 (previously RV1162), we intend to develop for the treatment of acute exacerbations in patients with COPD (AECOPD). COPD is a progressive respiratory illness marked by inflammation and destruction of airways and lungs, typically brought about by longstanding smoking. Persons affected by COPD have prominent symptoms of cough, phlegm, shortness of breath and exercise limitation. AECOPDs can result from environmental, viral, or bacterial catalysts causing the patient to experience an increase in coughing, sputum production, and dyspnea. COPD exacerbations (worsening of respiratory symptoms) are a major contributor to health care costs as well disease progression that can lead to serious consequences such as hospitalization and death. AECOPD accounts for up to 62.5% of all hospital admissions related to COPD1

There are currently no therapies approved in the U.S. or the European Union (“EU”) to specifically treat AECOPD. COPD patients are commonly treated with corticosteroids to control inflammation, however AECOPDs still occur frequently. Direct delivery of PUR1800 to the lungs has the potential to control inflammation associated with AECOPD and improve the quality of life of COPD patients through improved lung function, less frequent hospitalization and lower re-hospitalization rates.

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

We completed preclinical safety studies in 2018 and plan to bridge the Phase 1/1b clinical study conducted by Janssen (Janssen Study EST001, ClinicalTrials.gov NCT01970618) with our own Phase 2a study of an iSPERSE formulation, PUR1800, in stable moderate-severe COPD patients.

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

Clinical Development

In December 2013, we completed a two-part Phase 1b placebo-controlled, randomized clinical trial in the United Kingdom involving moderate to severe COPD patients to assess the safety and tolerability of PUR0200 along with the pharmacodynamics and pharmacokinetics in a single dose, dose escalation trial.

[1]	Wier et al (2011) AHRW, HCUP, Statistical Brief #106pp1-11

The goal of Part 1 was to evaluate safety and tolerability of PUR0200. Part 2 of the study tested the pharmacokinetics and pharmacodynamics of PUR0200 after single doses compared to the reference product. Part 2 of the study was a randomized, placebo-controlled 5 period cross-over study in which 38 subjects were randomized to receive a placebo, 3 dose levels of PUR0200 or a lactose-blend reference product. Data from the Phase 1b clinical study demonstrated significant bronchodilator activity at all PUR0200 doses with peak and trough increase in Forced Expiratory Volume in 1 second (FEV1, a measure of lung function) comparable to the reference product. Plasma pharmacokinetics endpoints from the Phase 1b clinical study correlated plasma drug concentrations with the pharmacodynamic effect and identified PUR0200 doses that could be similar to the reference product and targets for bioequivalent development.

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

On September 5, 2017, we entered into a Feasibility and Development Agreement to develop PUR0200 for COPD for the U.S. market with Vectura Limited (“Vectura”). On December 21, 2018, Vectura and Pulmatrix mutually agreed to terminate the Agreement and cease further joint development of PUR0200.

Competition and Market Opportunities

According to the World Health Organization (“WHO”), over one billion people suffer from chronic respiratory diseases. Among the most common of these afflictions is COPD, which is a progressive respiratory disease for which there is no cure. COPD is a lung disease characterized by a persistent reduction in airflow. COPD damages the airways and the lungs and leads to shortness of breath, impacting a person’s ability to perform daily activities. COPD is the third leading cause of death globally, with 384 million people worldwide suffering from the disease.2 The WHO estimated that 3.17 million deaths in 2015 were caused by COPD.

There are many products currently marketed and many products that are in development to treat COPD patients. As of December 31, 2018, Pulmatrix owns the rights to PUR0200 across all geographies.

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

[2]	Adeloye D, et al. Global and regional estimates of COPD prevalence: Systematic review and meta-analysis, Journal of Global Health. 2015 Dec; 5(2)

IPF is a progressive and generally fatal disease characterized by scarring of the lungs over time that thickens the tissue lining of the lungs, causing an irreversible loss of the tissue’s ability to expand to transport oxygen. The cause of IPF is currently unknown.

Competition and Market Opportunities

From 1990 — 2011, estimates of the IPF prevalence ranged from 14.0 to 27.9 cases per 100,000 population in the US (Fernández-Pérez et al., 2010; Raghu et al., 2006b; Thomeer et al., 2001; von Plessen et al., 2003) and about 30,000 new cases are being diagnosed annually according to the Fibrosis Insight Briefing by Defined Health in 2012. Two approved drugs, Ofev (nintedanib) and Esbriet (pirfenidone) offer the first therapeutic options for IPF patients in the United States. Both Ofev and Esbriet are oral therapies and commonly cause gastrointestinal side effects that could be severe depending on the patient. In addition, both approved drugs slow the progression of IPF but have not been proven to cure the disease. To the best of our knowledge, other pharmaceutical companies such as Bristol-Myers Squibb, Novartis and Biogen Idec are developing oral and injectable therapies for IPF that are in Phase 2 clinical trials. We believe that our development of an inhaled IPF therapy could offer patients with a new therapeutic treatment class with improved efficacy or reduced side effect profiles. As such, we anticipate that an iSPERSE-based inhaled therapy for IPF could compete with Ofev and Esbriet and other therapies being developed for the same or similar indications.

Intellectual Property

Patents and Patent Applications

We protect our intellectual property by filing and advancing patent applications and maintaining granted patents on our iSPERSE platform technology and in-licensed kinase inhibitors, which includes claims to compositions of matter and methods of use for our Pulmazole, PUR1800, PUR5700 and PUR0200 programs, as well as process, manufacturing, devices and packaging relevant to our iSPERSE platform and product candidates.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2018, our patent portfolio related to iSPERSE included approximately 92 granted and allowed patents, 12 of which are granted or allowed US patents, with expiration dates from 2024 to 2034, and approximately 75 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 225 granted and allowed patents, 26 of which are granted or allowed US patents, with expiration dates from 2029 to 2035, and approximately 52 additional pending patent applications in the US and other jurisdictions.

There can be no assurance that the patent applications will be granted. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers a FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. We plan to seek patent term extensions to extend the patent coverage of any of our products that received regulatory approval in any jurisdiction where these extensions are available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment on whether such extensions should be granted, and if granted, the length of such extensions.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have small-scale production capabilities and generally perform early process development for our product candidates to produce the quantities necessary to conduct preclinical studies of our investigational product candidates. We do not have, and do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical studies. We rely on contract manufacturing organizations (“CMOs”) and third-party contractors to generate drug-loaded formulations and produce larger, pilot- scale amounts of drug substance and the drug product required for our clinical studies. We expect to continue to rely on CMOs to manufacture drug substances and drug products under the appropriate current Good Manufacturing Practices (“cGMP”) conditions to perform clinical studies for the foreseeable future. We also contract with CMOs for the labeling, packaging, storage and distribution of investigational drug products. These arrangements allow us to maintain a more flexible infrastructure while focusing its expertise on researching and developing our products.

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

Research and Development

For fiscal years ended December 31, 2018 and 2017, we spent approximately $13.0 million and $10.2 million, respectively on research and development activities.

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

Phase 1. In Phase 1 clinical studies, the product is tested in a small number of patients with the target condition or disease or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the product candidate in humans, side effects associated with increasing doses, and, in some cases, to gain early evidence on efficacy. The number of participants included in Phase 1 studies is generally in the range of 20 to 80.

Phase 2. In Phase 2 studies, in addition to safety, the sponsor evaluates the efficacy of the product candidate on targeted indications to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. Phase 2 studies typically are larger than Phase 1 but smaller than Phase 3 studies and may involve several hundred participants.

Phase 3. Phase 3 studies typically involve an expanded patient population at geographically-dispersed test sites. They are performed after preliminary evidence suggesting effectiveness of the product candidate has been obtained and are designed to further evaluate clinical efficacy and safety, to establish the overall benefit-risk relationship of the product candidate and to provide an adequate basis for a potential product approval. Phase 3 studies usually involve several hundred to several thousand participants.

Phase 4. Phase 4 clinical trials are post marketing studies designed to collect additional safety data as well as potentially expand a product indication. Post marketing commitments are required of, or agreed to by, a sponsor after the FDA has approved a product for marketing. These studies are used to gain additional information from the treatment of patients in the intended therapeutic indication and to verify a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement. These clinical trials are often referred to as Phase 4 post-approval or post marketing commitments. Failure to promptly conduct Phase 4 clinical trials could result in the inability to deliver the product into interstate commerce, misbranding charges, and civil monetary penalties.

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

Assuming completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of a NDA, requesting approval to market the product for one or more indications, together with payment of a user fee, unless waived. A NDA includes all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information on the chemistry, manufacture, control and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA.

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

After the FDA evaluates the NDA and inspects manufacturing facilities where the drug product and/or its API will be produced, it will either approve commercial marketing of the drug product with prescribing information for specific indications or issue a complete response letter indicating that the application is not ready for approval and stating the conditions that must be met in order to secure approval of the NDA. If the complete response letter requires additional data and the applicant subsequently submits that data, the FDA nevertheless may ultimately decide that the NDA does not satisfy its criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies (“REMS”), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing. Such post-marketing testing may include Phase 4 clinical studies and surveillance to further assess and monitor the product’s safety and efficacy after approval. Regulatory approval of products for serious or life-threatening indications may require that participants in clinical studies be followed for long periods to determine the overall survival benefit of the drug.

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

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2018 and 2017 and subsequently has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2018, we had 22 full-time employees, 15 of whom were engaged in full-time research and development activities, and 1 part-time employee. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We have yet to establish any history of profitable operations. We reported a net loss of $20.6 million for the fiscal year ended December 31, 2018 and had a net loss of approximately $18.1 million during the fiscal year ended December 31, 2017. As of December 31, 2018, we had an accumulated deficit of $194.6 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms, or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to continue as a going concern over the next twelve months from the date of issuance of this Annual Report on Form 10-K at the same level at which we are currently performing. Accordingly, the report of Marcum LLP, our independent registered public accounting firm, with respect to our financial statements for the year ended December 31, 2018, includes an explanatory paragraph as to our potential inability to continue as a going concern over the next twelve months from the date of issuance of this Annual Report on Form 10-K. The doubts regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

Our current capital will only be sufficient to enable us to continue operations for a short period of time. In order to fully realize all of our business objectives, absent any non-dilutive funding from a strategic partner or some other strategic transactions, we will need to raise additional capital within three months from the date of filing of this Annual Report on Form 10-K, which additional capital may not be available on reasonable terms or at all. For instance, we will need to raise additional funds to accomplish the following:

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

Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, production, and sales and marketing resources than we do and have a greater depth and number of experienced managers. As a result, our competitors may be better equipped than us to develop, manufacture, market and sell competing products. In addition, gaining favorable reimbursement is critical to the success of our product candidates. We are aware of many established pharmaceutical companies in the United States and other parts of the world that have or are developing technologies for inhaled drug delivery for the prevention and treatment of respiratory diseases, including GlaxoSmithKline, Mereo BioPharma, Mylan, Forest Laboratories U.K. Limited, Savara, Insmed, Bristol-Meyers and Pulmocide, which we consider our potential competitors in this regard. If we are unable to compete successfully with these and other potential future competitors, we may be unable to grow or generate revenue.

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

As part of our growth strategy, we may evaluate, acquire, license, develop and/or market additional product candidates and technologies. However, our internal research capabilities are limited, and we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

Concerns over inflation, low energy prices, geopolitical issues, the U.S. financial markets and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards or other tax attributes, or NOLs, to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, including in connection with our initial public offering, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

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

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We anticipate that our expenses will increase substantially as we advance Pulmazole into the Phase II trial and pursue development of PUR1800 or other iSPERSE-based product candidates and/or pursue development of iSPERSE-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations into the second quarter of 2019. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures if we are able to at all. Since inception, we have incurred losses each year and have an accumulated deficit of $194.6 million, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

We have raised capital in the past primarily through debt and private placements of stock. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital through such an offering on acceptable terms, or at all. Issuances of additional debt or equity securities could impact the rights of the holders of Company Common Stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all.

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

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places demands on management’s time and attention.

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

In addition, as of February 14, 2019, 521,137 shares remained available to be awarded under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). Further, an aggregate of 970,291 shares of Company Common Stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans we previously assumed. We may also issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, as our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares may be authorized for issuance under the plan each year.

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

Our corporate headquarters are located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. We currently lease approximately 21,810 square feet of office space in Lexington, Massachusetts under a lease that expires on December 31, 2020. Base rent expense for the year ended December 31, 2018 was approximately $654,300. The lease agreement, as amended on October 27, 2015, provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises. Our future minimum lease payments under the lease are as follows (dollars in thousands):

Year	Amount
2019	676
2020	698

Total	$1,374

We believe our facility is well-maintained and is both suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “PULM”.

On February 14, 2019 the last reported sale price of our common stock on the NASDAQ Capital Market was $1.06 per share.

Stockholders

As of February 14, 2019, there were approximately 191 stockholders of record of our common stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2018.

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

Financial Overview

The following information is reported in thousands.

To date, we have not generated any product sales. Our 2018 and 2017 revenue resulted from an award from Cystic Fibrosis Foundation Therapeutics (“CFFT”), the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to support the development of Pulmazole for the treatment of ABPA in patients with asthma and cystic fibrosis.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately 67%, of our staff are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE powders for our pipeline programs. As we identify opportunities for iSPERSE in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as stock-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses, expenses related to being a publicly-traded company and professional fees for consulting, auditing and tax services.

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

Impairment of Goodwill

Goodwill is not amortized but evaluated at December 31, 2018 and 2017 for impairment. As of December 31, 2018 and 2017, goodwill is impaired by $69 and $0, respectively.

Interest Expense

Interest expense primarily reflects the amortization of debt discounts and interest expense accrued in connection with a term loan that was outstanding during the period. We incurred interest expense associated with the $7 million term loan, or Term loan, from Hercules Technology Growth Capital, Inc., or Hercules, until its maturity date of July 1, 2018. The loan was paid in its entirety and as of June 30, 2018, there was no further liability.

Other Income/(Expense), Net

Other income/(expense), net is comprised primarily of interest income on cash deposits.

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

Revenue Recognition

Our principal sources of revenue during the reporting period were income from reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

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

Stock-based payments to non-employees are re-measured at each reporting date and recognized as services are rendered, generally on a straight-line basis. We believe that the fair values of these awards are more reliably measurable than the fair values of the services rendered.

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, we did not have any significant uncertain tax positions. We recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform a quantitative analysis to determine if the carrying value of the goodwill exceeds the fair value of the Company. Based on the quantitative analysis, goodwill was determined not to be impaired as of December 31, 2017. As of December 31, 2018, we determined that goodwill was impaired, and a charge of $69 was recorded.

Results of Operations

Year Ended December 31, 2018 Compared with Year ended December 31, 2017

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year ended December 31,
	2018	2017	Change
Revenues	$153	$335	$(182)

Operating expenses
Research and development	12,966	10,243	2,723
General and administrative	7,518	7,567	(49)

Total operating expenses	20,484	17,810	2,674

Loss from operations	(20,331)	(17,475)	(2,856)
Interest expense	(186)	(643)	457
Impairment of Goodwill	(69)	—	(69)
Fair value adjustment of derivative liability	1	34	(33)
Other income, net	22	28	(6)

Loss before income taxes	(20,563)	(18,056)	(2,507)

Net loss	$(20,563)	$(18,056)	$(2,507)

Revenue — Revenue was $0.1 million for the year ended December 31, 2018, compared to $0.3 million for the year ended December 31, 2017, a decrease of $0.2 million. The decrease was the result of the conclusion of the CFFT award that began in 2017.

Research and development expenses — Research and development expense was $13.0 million for the year ended December 31, 2018, compared to $10.2 million for the year ended December 31, 2017, and increase of $2.7 million. The increase was primarily due to increased spend of $1.9 million on the Pulmazole project, $0.5 million on the PUR1800 project and $0.3 million in employment costs.

General and administrative expenses — General and administrative expense was $7.5 million for the year ended December 31, 2018, compared to $7.6 million for the year ended December 31, 2017. The decrease was primarily due to decreases of $0.5 million in professional consulting expense and $0.1 million in employment cost, partially offset by $0.5 million increase in patent expense.

Interest expense — Interest expense was $0.2 million for the year ended December 31, 2018, compared to $0.6 million for the year ended December 31, 2017, a decrease of $0.5 million. For both years, interest expense incurred related to the term loan agreement that we entered into in June 2015. Final payments were made in June 2018 and, as of June 30, 2018, the term loan was paid in full.

Impairment of goodwill — For the year ended December 31, 2018, the goodwill impairment charge was $0.1 million. In 2018, the Company performed an impairment assessment and concluded that the carrying amount of the goodwill exceeded its fair value and recorded a resulting impairment charge. There was no impairment in 2017.

Liquidity and Capital Resources

At December 31, 2018, the Company had unrestricted cash of $2.6 million and working capital of $0.4 million. The Company had incurred recurring losses and as of December 31, 2018 had an accumulated deficit of $194.6 million. During the year ended December 31, 2018, the Company had used approximately $16.8 million in its operating activities. The Company has primarily financed operations to date through the sale of equity securities and a term loan. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. These conditions raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Annual Report on Form 10-K and meet its obligations.

During the year ended December 31, 2018, the Company raised an aggregate of $19.3 million in net proceeds through the sale of its common stock (note 8 of the accompanying consolidated financial statements). Subsequent to December 31, 2018, the Company further raised an aggregate of $3.7 million in gross proceeds through the sale of its common stock (note 8 of the accompanying consolidated financial statements). The accompanying financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements as of December 31, 2018, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Annual Report on Form 10-K.

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

Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. There will be continued doubt about the Company’s ability to continue as a going concern if the Company is unable to do so.

As of June 30, 2018, the $7.0 million term loan agreement that we entered into in 2015 was paid in full.

We believe that our existing resources will be sufficient to fund our planned operations into the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our preclinical studies and clinical trials. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials or obtain approval of any product candidates from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(16,761)	$(14,477)
Net cash used in investing activities	(19)	(74)
Net cash provided by financing activities	15,793	13,919

Net decrease in cash and cash equivalents	$(987)	$(632)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $16.8 million, which was primarily the result of a net loss of $20.6 million, partially offset by $3.3 million of net non-cash adjustments and $0.5 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $3.0 million of stock-based compensation expense, $0.2 million of depreciation and amortization, $0.1 million of goodwill impairment. The net cash inflows associated with changes in operating assets and liabilities was primarily due to a $0.7 million increase in accounts payable, partially offset by a $0.2 million decrease in accrued expenses.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was less than $0.1 million, compared to net cash used in investing activities of $0.1 million for the year ended December 31, 2017. Net cash used in investing activities in both years was primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $15.8 million. Net cash provided by financing activities for the year ended December 31, 2018 was due to the issuance of common stock that resulted in net proceeds of $19.3 million, partially offset by principle and end of term loan payments of $3.5 million required by the loan and security agreement with Hercules, the holder of the term loan.

Net cash provided by financing activities for the year ended December 31, 2017 was $13.9 million. Net cash provided by financing activities for the year ended December 31, 2017 was due to the issuance of common stock that resulted in net proceeds of $16.3 million and $0.3 million from the exercise of stock options, partially offset by $2.7 million of principle payments as required by the loan and security agreement with Hercules, the holder of the term loan.

Financings

Based on our planned use for our existing cash resources, we believe that our available funds will enable us to support chemistry manufacturing and control activities in support of the Pulmazole program into the second quarter of 2019. The current available funds will not allow us to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Reverse Stock Split

On February 3, 2019, the Board approved a 1-for-10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”) and the Company’s common stock began trading on a split-adjusted basis when the market opened on February 6, 2019. With the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock (and such shares held in treasury) were automatically converted into one share of common stock, without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share. Accordingly, all common share and per share data are retrospectively restated to give effect of the split for all periods presented herein.

2019 Financings

On January 31, 2019 and February 5, 2019, we closed confidentially marketed public offerings. In the two offerings, we sold a total of 688,471 shares of our common stock at a price of $1.70 per share that resulted in gross proceeds of $1.2 million.

On February 12, 2019, we closed a registered direct offering of 1,706,484 shares of our common stock at $1.465 per share that resulted in gross proceeds of $2.5 million.

2018 Financings

Registered Direct Offering

On November 29, 2018, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell an aggregate of 240,000 shares of common stock, par value $0.0001 per share, of the Company common stock at an offering price of $3.20 per share for gross proceeds of $768 before the deduction of offering expenses. In addition, the Company sold pre-funded warrants (the “Pre-Funded Warrants”) to purchase 697,500 shares of common stock (and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants). The Pre-Funded Warrants were sold at an offering price of $3.10 per share for gross proceeds of $2.2 million before deduction of offering expenses.

In a concurrent private placement, the Company agreed to issue to the Purchaser, for each share of common stock and pre-funded warrant purchased in the Offering, a common warrant, each to purchase one share of Common Stock (the “Common Warrants”). The Common Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The Common Warrants have an exercise price of $3.90 per share and are exercisable to purchase an aggregate of 937,500 shares of Common Stock.

The closing of the sale of the shares and the prefunded warrants occurred on December 3, 2018 and the company recorded gross proceeds of $2.9 million.

During January 2019, 697,500 pre-funded warrants were exercised, and the company recorded proceeds of $0.1 million.

Public Offering

On April 3, 2018, the Company closed its firm commitment underwritten public offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into between the Company and Oppenheimer & Co. Inc., as representative of the underwriters (the “Underwriters”), dated March 28, 2018, the Company issued and sold (i) 1,566,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, one Series A warrant (collectively, the “Series A Warrants”) to purchase one share of common stock and one Series B warrant (collectively, the “Series B Warrants”) to purchase one share of common stock, and (ii) 784,000 pre-funded units (the “Pre-Funded Units” and, together with the Common Units, the “Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. The public offering price was $6.50 per Common Unit and $6.40 per Pre-Funded Unit, and the gross proceeds received by the Company on April 3, 2018 pursuant to such sales were $15,197, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

In addition, on April 4, 2018, the Company closed on the sale of 115,000 additional Common Units pursuant to the Underwriters’ option to purchase up to an additional 115,000 Units, which were exercised in full. After giving effect to the exercise of the Underwriters’ overallotment option, the gross aggregate proceeds from the offering on April 3 and 4 were $15,944, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

All pre-funded warrants issued in the offering were exercised in April 2018 and, as 15,000 were exercised on a cashless basis, resulted in the issuance of an additional 783,707 shares of common stock with gross proceeds of $78 in Q3.

The Series A Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $6.50 per share of common stock, subject to adjustment in certain circumstances, and expired according to their terms on October 3, 2018 and October 4, 2018, respectively. The Series B Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $7.50 per share of common stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series A Warrants and Series B Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately.

The Company agreed to pay Oppenheimer a commission of (a) 7% of the gross proceeds raised up to $5,000 and (b) 6.5% of the gross proceeds raised in excess of $5,000. The Company also agreed to pay or reimburse certain expenses on behalf of Oppenheimer. A total of $1,501 of commissions and other issuance costs were associated with the public offering.

The net proceeds to the Company from the Offering were approximately $14,520, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

At-the-Market Offering — 2017 and 2018

On March 17, 2017, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) to act as our sales agent with respect to the issuance and sale of up to $11,000,000 of shares of our common stock, from time to time in an at-the-market public offering (the “Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus. BTIG acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by us, BTIG may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of this offering in an escrow, trust or similar account.

BTIG is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During 2017, we sold 310,336 shares of common stock under the Sales Agreement at an average selling price of approximately $29.30 per share which resulted in gross proceeds of approximately $9,096 and net proceeds of approximately $8,712 after payment of 3% commission to BTIG and other issuance costs.

During 2018, we sold 123,266 shares of common stock under the Sales Agreement at an average selling price of approximately $15.40 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

Term Loan and Warrant

On June 11, 2015, Pulmatrix Operating entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., for a term loan in a principal amount of $7,000 (“Term Loan”). The term loan was secured by substantially all of the Company’s assets, excluding intellectual property. Final payments were made in June 2018 and, as of June 30, 2018, the term loan was paid in full and there is no further liability.

Commitments

We contract with various other organizations to conduct research and development activities. As of December 31, 2018, we had aggregate commitments to pay approximately $2.9 million remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Robert W. Clarke, Ph.D	50	Chief Executive Officer and Director
William E. Duke, Jr.	46	Chief Financial Officer
Teofilo Raad	49	Chief Business Officer
James Roach, M.D.	59	Chief Medical Officer
Steven Gillis, Ph.D	65	Director
Michael J. Higgins	56	Director
Mark Iwicki	53	Director
Terrance McGuire	62	Director
Amit D. Munshi	50	Director
Matthew L. Sherman, M.D.	63	Director

Our Board is classified into three classes, with the term of office of one class expiring each year. The term of Class I directors expires at the Company’s annual meeting of stockholders to be held in 2021, the term of Class II directors expires at the Company’s annual meeting of stockholders to be held in 2019, and the term of office of Class III directors expires at the Company’s annual meeting of stockholders to be held in 2020. Stockholders vote to elect directors of the class with a term then expiring each year at our annual meeting. Officers are appointed by our Board and serve at the discretion of the Board.

Biographical Information

Robert W. Clarke, Ph.D. Dr. Clarke has served as our chief executive officer and director since June 15, 2015, and he has been the chief executive officer and director of Pulmatrix Operating Company, Inc., previously known as “Pulmatrix Inc.” (“Pulmatrix Operating”) since July 2012. Dr. Clarke joined Pulmatrix Operating in April 2004 as its first Ph.D. scientist and served as Chief Scientific Officer from May 2011 to September 2012, where he oversaw the research and development efforts focused on the iCALM and iSPERSE technologies. Prior to joining our Company, Mr. Clarke served as an Associate Director of Life Sciences at Alkermes, Inc. focusing on the development of inhaled therapeutic products based on the Advanced Inhalation Research (AIR) technology. Dr. Clarke holds a B.Sc. in Biomedical Engineering from Boston University and received his Ph.D. in Physiology from Johns Hopkins University. Dr. Clarke also completed post-doctoral training in Respiratory Biology at Brigham and Women’s Hospital and Harvard University. As a result of Dr. Clarke’s more than 25 years of experience in the healthcare industry and his focus on pulmonary drug delivery and the role of inhaled particles in respiratory biology and medicine, including co-authorship of over eighty (80) chapters, papers, and abstracts, we believe that Dr. Clarke is qualified to serve as a member of the Board.

William E. Duke, Jr. Mr. Duke has served as our chief financial officer since June 2015. Prior to joining our company, Mr. Duke served as the chief financial officer of Valeritas, a medical technology company, from January 2014 until June 2015 and from July 2011 until January 2014, he served as Valeritas’ vice president and corporate controller. At Valeritas, Mr. Duke led the controller relationship, financial planning and analysis, investor relations and information technology functions. Prior to joining Valeritas, Mr. Duke was senior director, finance for Genzyme Corporation, a biopharmaceutical company, from January 2010 to July 2011, where he had oversight responsibility for external reporting to the Securities and Exchange Commission, internal management reporting and worldwide financial consolidation. Prior to Genzyme, he was the director of finance and accounting of Haemonetics Corporation, a medical device company, from May 2008 to January 2010 and held various senior financial roles with consulting services and emerging growth organizations. Mr. Duke holds a B.S. in Accounting from Stonehill College and a M.B.A. with a concentration in Finance from Bentley University and is a Certified Public Accountant.

Ted Raad. Mr. Raad has served as our chief business officer since May 2017 and leads our commercial and business development efforts. He has more than 20 years of commercial health care and life science leadership experience and most recently served as chief commercial officer at Option Care, where he helped separate the specialty home infusion business unit from Walgreens to create the nation’s largest independent home infusion provider. Prior to that, he was a business unit head at Sunovion with overall responsibility for CNS and respiratory products, including assets in asthma and COPD. During his time at Sunovion, Mr. Raad led multiple products through clinical development to commercialization and implemented new strategic alliances in the US and Japan. Earlier in his career he also gained direct launch experience with Sporanox, Janssen’s oral itraconazole product to treat fungal infections, and brings that experience to the Pulmatrix Pulmazole program. Mr. Raad holds a BS in Business Administration from University of Colorado at Boulder and an MBA from Thunderbird Global School of Global Management.

James Roach, M.D., FACP, FCCP. Dr. Roach has served as our chief medical officer since November 2017. For the year prior to joining Pulmatrix, Jim was the chief medical officer at Veristat, Inc. (a contract research organization), and also served as the senior vice president, development and chief medical officer at Momenta Pharmaceuticals, Inc. from 2008-2016, where he was responsible for preclinical and clinical development and medical and regulatory affairs. Dr. Roach was the senior vice president, medical affairs at Sepracor, Inc, where he led the medical affairs group from 2002 to 2008. Dr. Roach has also held senior clinical research and/or medical affairs positions at Millennium Pharmaceuticals, Inc., LeukoSite, Inc., Medical and Technical Research Associates, Inc. (a contract research organization), and Astra USA. Dr. Roach held an academic appointment at Harvard Medical School for close to 25 years and has been an associate physician at Brigham and Women’s Hospital (BWH) and member of the BWH pulmonary and critical care medicine division since 1993. He received his B.A. in biology and philosophy from the College of the Holy Cross and his M.D. from Georgetown University School of Medicine. Dr. Roach completed his residency in internal medicine and fellowships in pulmonary disease and critical care medicine at Walter Reed Army Medical Center in Washington, D.C., and served in the U.S. Army Medical Corps for ten years. Dr. Roach is board certified in internal medicine and pulmonary disease and is a fellow of the American College of Physicians (ACP) and the American College of Chest Physicians (ACCP).

Steven Gillis, Ph.D. Dr. Gillis has been a director of our Company since his appointment effective June 15, 2015. Dr. Gillis was previously a director of Pulmatrix Operating from October 2009 until the date of the Merger. Since 2005, Dr. Gillis has been a managing director at ARCH Venture Fund, a venture capital firm. From 1994 to 2005, Dr. Gillis served as chief executive officer and chairman of the board of directors of Corixa Corporation, which he co-founded in October 1994. Previously, Dr. Gillis served as a director, head of research and development, chief scientific officer and acting chief executive officer of Immunex Corporation, which he co-founded in 1981. As a former director and chairman of Trubion Pharmaceuticals, Inc., Dr. Gillis led its acquisition by Emergent BioSolutions in the fall of 2010. Dr. Gillis currently serves as a director of Takeda Pharmaceutical Company and Homology Medicines, Inc. and serves as director and chairman of VBI Vaccines, Inc. Dr. Gillis received his B.A. in Biology and English from Williams College and his Ph.D. in Biological Science from Dartmouth College. We believe that Dr. Gillis’s experience in the venture capital industry, particularly with biotechnology and pharmaceutical companies, qualifies him to serve as a member of the Board.

Michael J. Higgins. Mr. Higgins has been a director of our Company since his appointment effective June 15, 2015. Mr. Higgins was previously a director of Pulmatrix Operating from March 2015 until June 15, 2015. Mr. Higgins is currently an Entrepreneur-in-residence at Polaris Partners and is a board member at Genocea Biosciences, Voyager Therapeutics, Kindex Pharmaceuticals, Camp4 Therapeutics, Sea Pharmaceuticals and Private Equity Access Fund, II. Mr. Higgins served as senior vice president, chief operating officer and chief financial officer of Ironwood Pharmaceuticals Inc. and led its finance, operations and strategy efforts from 2003 to 2014 and through its initial public offering and the launch of its first commercial product. Prior to 2003, Mr. Higgins spent seven (7) years and held a variety of senior business positions at Genzyme Corporation, including vice president of corporate finance and vice president of business development. Prior to joining Genzyme Corporation, Mr. Higgins led Procept, Inc.’s financial team from founding through its initial public offering. Mr. Higgins earned a B.S. from Cornell University and an M.B.A. from the Amos Tuck Tuck School of Business Administration at Dartmouth College.

Mark Iwicki. Mr. Iwicki has served as chairman of the Board and as a director of our Company since his appointment in December 2015. Mr. Iwicki currently serves as chairman of the board of directors and chief executive officer of Kala Pharmaceuticals. Prior to joining Kala, he was president and chief executive officer of Civitas Therapeutics, Inc., which was acquired by Acorda Therapeutics, Inc. in October 2014. Prior to joining Civitas, he served as president and chief executive officer at Blend Therapeutics, Inc., or Blend, from December 2012 to January 2014. Prior to Blend, Mr. Iwicki was president and chief executive officer of Sunovion Pharmaceuticals Inc. (formerly Sepracor Inc.), or Sunovion. Mr. Iwicki was at Sepracor/Sunovion from October 2007 to June 2012. Prior to joining Sepracor Inc., Mr. Iwicki was at Novartis Pharmaceuticals Corporation from March 1998 to October 2007, where he was vice president and business unit head. Before that, he held management positions at Astra Merck Inc. and Merck & Co., Inc. In addition to serving on our Board, Mr. Iwicki is currently a director at Kala Pharmaceuticals, Merus, Aimmune Therapeutics, Nimbus Therapeutics, and Oxeia Biopharmaceuticals. He previously served on the boards of Civitas, Sunovion, Blend and Taris Biomedical, all privately held companies. Mr. Iwicki holds a B.S. in Business Administration from Ball State University and an M.B.A. from Loyola University. We believe that Mr. Iwicki’s more than 25 years of experience as a biopharmaceutical industry leader, managing all stages of drug development and commercialization in multiple therapeutic areas, qualifies him to serve as our chairman of the Board.

Terrance G. McGuire. Mr. McGuire has been a director of our Company since his appointment effective June 15, 2015. Mr. McGuire was previously a director of Pulmatrix Operating from May 2006 until June 15, 2015. Mr. McGuire co-founded Polaris in 1996 and is currently one of their general partners. Prior to starting Polaris, Mr. McGuire spent 7 years at Burr, Egan, Deleage & Co., investing in early stage medical and information technology companies. He currently serves on the board of directors of one other public company: Ironwood Pharmaceuticals Inc. Mr. McGuire also serves on the boards of several private companies, including Adimab, Alector, Quantum Designs, Inc., Arsenal Medical, and Iora Health. Mr. McGuire has formerly served on the board of directors of Editas, Life Line Screening, NextCode, and Saga, among others. Mr. McGuire is the former chairman of the National Venture Capital Association, chairman of the board of the Thayer School of Engineering at Dartmouth College, and a member of the boards of The David H. Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology and The Arthur Rock Center for Entrepreneurship at Harvard Business School. Mr. McGuire earned a B.S. in physics and economics from Hobart College, an M.S. in engineering from The Thayer School at Dartmouth College, and an M.B.A. from Harvard Business School. We believe that Mr. McGuire’s extensive experience as a venture capitalist focused on the biotechnology industry, as well as Mr. McGuire’s many years of experience helping companies evolve from the start-up phase to successful public companies, qualifies him to serve as a member of the Board.

Amit D. Munshi. Mr. Munshi was appointed to serve as a director of Pulmatrix in June 2017. He is currently the president and chief executive officer of Arena Pharmaceuticals, Inc. Previously, Mr. Munshi served as president and chief executive officer and a director of Epirus Biopharmaceuticals, Inc. from May 2012 to May 2016. Prior to Epirus, Mr. Munshi served as chief executive officer of Percivia LLC, a biotechnology company, from 2011 to 2012, was a co-founder and served as chief business officer of Kythera Biopharmaceuticals, Inc., from 2005 to 2010, and held multiple leadership positions at Amgen Inc. from 1997 to 2005, including general manager, Nephrology Europe. Mr. Munshi has more than 25 years of global biopharmaceutical industry experience in executive management, business development, product development and portfolio management. Mr. Munshi holds a B.S. in Economics and a B.A. in History from the University of California, Riverside, and an M.B.A. from the Peter F. Drucker Graduate School of Management at Claremont Graduate University. Mr. Munshi previously served on the board of Cytrellis Biosystems, Inc.

Matthew L. Sherman, M.D. Dr. Sherman became a director of our Company in September 2016. Most recently, Dr. Sherman was chief medical officer of Acceleron Pharma Inc. from May 2006 to July 2018 and executive vice president from March 2015 to July 2018. Prior to joining Acceleron, he served as senior vice president and chief medical officer at Synta Pharmaceuticals where he was responsible for clinical research, clinical operations, biostatistics, data management, regulatory affairs, quality assurance and program management. Prior to that, Dr. Sherman worked at Genetics Institute and Wyeth Pharmaceuticals in various capacities including therapeutic area director for oncology. While at Wyeth Pharmaceuticals, Dr. Sherman provided senior oncology and hematology leadership for worldwide clinical development for both small molecule and biologic therapeutics, including the submission and approval of Mylotarg® by the U.S. Food and Drug Administration. Dr. Sherman has published numerous papers and book chapters in the field of oncology and clinical development and is named as an inventor of several patents. Dr. Sherman is board certified in medical oncology and internal medicine and held various clinical positions at Harvard Medical School with corresponding hospital appointments at the Dana-Farber Cancer Institute and Brigham and Women’s Hospital. Dr. Sherman received an S.B. in chemistry from the Massachusetts Institute of Technology and an M.D. from Dartmouth Medical School. We believe that Dr. Sherman brings to the Board his medical background and extensive experience as a biopharmaceutical industry leader in clinical research and development.

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

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended December 31, 2018.

Independent Directors

We are currently listed on the NASDAQ Capital Market and therefore rely on the definition of independence set forth in the NASDAQ Listing Rules (“NASDAQ Rules”). Under the NASDAQ Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Drs. Gillis and Sherman and Messrs. Iwicki, Higgins, McGuire and Munshi have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the NASDAQ Listing Rules.

Three of our directors are employed by venture capital investors that own our Company’s common stock through a series of private placements, rounds of venture capital financing and a recapitalization since its formation, including: (i) Polaris Venture Partners V, L.P., Polaris Venture Partners Founders’ Fund V, L.P., Polaris Venture Partners Special Founders’ Fund V, L.P., Polaris Venture Partners Entrepreneurs’ Fund V, L.P., Polaris Venture

Partners IV, L.P., Polaris Venture Partners Entrepreneurs’ Fund IV, L.P. (collectively, “Polaris”) and (ii) ARCH Venture Fund VII, L.P. (“ARCH Venture Fund”). In making the independence determinations, the Board considered that Mr. Higgins is currently an Entrepreneur-in-Residence at Polaris, Mr. McGuire co-founded Polaris in 1996 and is currently one of its General Partners and Dr. Gillis has served as a Managing Director at ARCH Venture Partners since 2005. As of February 14, 2019, Polaris beneficially owned 7.78% of our common stock and ARCH Venture Partners beneficially owned 5.63% of our common stock.

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

As of February 14, 2019, the following table sets forth the membership of each of the Board committees listed above.

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

Compensation Information

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the last completed fiscal year; and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2018, with compensation of $100,000 or more (our “Named Executive Officers”) for the year ended December 31,2018:

Name	Position
Robert W. Clarke, Ph.D.	President, Chief Executive Officer, Director
William Duke, Jr.	Chief Financial Officer
James Roach, M.D.	Chief Medical Officer

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal year ended December 31, 2018 and the fiscal year ended December 31, 2017.

Name and Principal Position	Year	Salary	Incentive Compensation		Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation		Total
		($)	($)		($)	($) (1)	($)	($)	($)		($)
Robert W. Clarke, Ph.D.	2018	434,074	176,516	(2)		634,012			6,022	(3)	1,250,624
(Chief Executive Officer)	2017	407,862	82,484	(4)		305,011			5,776	(5)	801,133

William Duke, Jr.	2018	338,226	120,874	(2)		269,455			6,022	(3)	734,577
(Chief Financial Officer)	2017	313,337	55,447	(4)		144,013			5,776	(5)	518,573

James Roach, M.D. (6)	2018	431,564	172,834	(2)		253,922			6,022	(3)	864,342
(Chief Medical Officer)	2017	51,269	157,234	(4)		377,754			1,069	(7)	587,326

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)	Represents incentive compensation earned.
(3)	Represents Company 401(k) plan contributions of $5,500 and payment made by the Company for life, AD&D and LTD premiums in the amount of $522.
(4)	Represents incentive compensation payments made.
(5)	Represents Company 401(k) plan contributions of $5,300 and payment made by the Company for life, AD&D and LTD premiums in the amount of $476.
(6)	Began to serve on November 1, 2017.
(7)	Represents Company 401(k) plan contributions of $1,025 and payment made by the Company for life, AD&D and LTD premiums in the amount of $44.

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

Employee Benefits and Perquisites

Drs. Clarke and Roach and Mr. Duke are eligible to participate in our health and welfare plans, including: medical and dental benefits, short-term and long-term disability insurance, and life insurance.

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

Mr. Duke

In June 2015, we entered into an employment agreement with Mr. Duke to serve as our chief financial officer. Mr. Duke’s employment with us is “at-will,” and the agreement does not include a specified term. Both Mr. Duke’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both the Company and individual performance during the year.

Termination Benefits

If Mr. Duke’s employment is terminated (i) by the Company without cause or (ii) by Mr. Duke for good reason, then the Company must pay Mr. Duke, in addition to any then-accrued and unpaid obligations owed to him, (x) nine (9) months of his then-current base salary, (y) seventy-five percent (75%) of a pro rata portion of the bonus for the year in which the termination occurs, based on year-to-date performance as determined by the Company’s Board, or a committee thereof, and (z) up to nine (9) months of COBRA health insurance premiums at the Company’s then-normal rate of contribution. In addition, all unvested equity awards held by Mr. Duke that would have vested during the nine (9) months following the termination date will immediately vest and become exercisable. If Mr. Duke’s employment is terminated (i) by the Company without cause or (ii) by Mr. Duke for good reason, within twelve (12) months following a change in control, then Mr. Duke shall be entitled to receive, in addition to any then-accrued and unpaid obligations owed to him, (x) a lump sum payment equal to twelve (12) months of his then-current base salary and a pro rata portion of the target bonus for the year in which the termination occurs, and (y) up to twelve (12) months of COBRA health insurance premiums at the Company’s then-normal rate of contribution. In addition, in that case, all unvested equity awards will immediately vest and become exercisable. Receipt of Mr. Duke’s severance and other termination benefits is subject to his execution of a release of claims and his compliance with the restrictive covenants contained in his agreements with the Company.

Under Mr. Duke’s employment agreement, “good reason” is defined as (i) relocation of Mr. Duke’s principal business location to a location more than fifty (50) miles from his then-current business location; (ii) a material diminution in Mr. Duke’s duties, authority or responsibilities; or (iii) a material reduction in Mr. Duke’s base salary; provided that (A) Mr. Duke provides the Company with written notice that he intends to terminate his employment for good reason within thirty (30) days of such circumstance occurring, (B) if such circumstance is capable of being cured, the Company has failed to cure such circumstance within a period of thirty (30) days from the date of such written notice, and (C) Mr. Duke terminates his employment within sixty five (65) days from the date that good reason first occurs.

Dr. Roach

In November 2017, we entered into an employment agreement with Dr. Roach to serve as our chief medical officer. Dr. Roach’s employment with us is “at-will,” and the agreement does not include a specified term. Both

Dr. Roach’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both the Company and individual performance during the year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2018:

Outstanding Equity Awards at Fiscal Year End Table

2018

Option Awards

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert W. Clarke, Ph.D.	267	(1)	—	—	22.10	02/10/2020
	242	(1)	—	—	22.10	05/24/2020
	1,186	(1)	—	—	22.10	06/15/2021
	2,371	(1)	—	—	20.30	06/08/2022
	17,101	(1)	—	—	20.30	09/18/2022
	6,563	(1)	—	—	18.80	10/11/2023
	40,791	(1)	—	—	118.00	06/16/2025
	4,435	(1)	—	—	110.00	06/24/2025
	22,525	(2)	9,276	—	28.00	02/03/2026
	6,956	(2)	8,945	—	27.80	03/20/2027
	74,996	(3)	125,004	—	4.68	06/05/2028
William Duke, Jr.	20,582	(2)	2,941	—	110.00	06/24/2025
	10, 639	(2)	4,381	—	28.00	02/03/2026
	3,286	(2)	4,225	—	27.80	03/20/2027
	31,874	(3)	53,127	—	4.68	06/05/2028
James Roach, M.D.	9,750	(2)	26,251	—	15.70	10/27/2027
	30,036	(3)	50,065	—	4.68	06/05/2028

(1)	Fully vested.
(2)

Each of these options vests over a four (4) year period, with twenty-five percent (25%) vesting on the first anniversary of the date of grant and 2.083% vesting each month thereafter for the next thirty-six (36) months.

(3)	Each of these options vests over a three (3) year period, with twenty-five percent (25%) vesting on the grant date and 2.083% vesting each month thereafter for the next thirty-six (36) months.

Director Compensation

The following table presents the total compensation for each person who served as a member of our Board during 2018. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Director Compensation Table

2018

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Steven Gillis, Ph.D	30,000	—	39,703 (1)	—	69,703
Michael J. Higgins	50,000	—	39,703 (2)	—	89,703
Mark Iwicki	68,000	—	49,629 (3)	—	117,629
Terrance G. McGuire	47,000	—	39,703 (4)	—	86,703
Amit D. Munshi	37,000		39,703 (5)		76,703
Matthew L. Sherman, M.D.	33,000	—	39,703 (6)	—	72,703

(1)	As of December 31, 2018, Dr. Gillis had outstanding options representing the right to purchase 15,602 shares of our common stock.
(2)	As of December 31, 2018, Mr. Higgins had outstanding options representing the right to purchase 17,484 shares of our common stock
(3)	As of December 31, 2018, Mr. Iwicki had outstanding options representing the right to purchase 23,289 shares of our common stock.
(4)	As of December 31, 2018, Mr. McGuire had outstanding options representing the right to purchase 15,602 shares of our common stock.
(5)	As of December 31, 2018, Mr. Munshi had outstanding options representing the right to purchase 13,280 shares of our common stock.
(6)	As of December 31, 2018, Dr. Sherman had outstanding options representing the right to purchase 13,720 shares of our common stock.

We have entered into a director’s agreement with each of our non-employee directors. In 2018, under these agreements, non-employee directors were paid cash compensation payable in four quarterly payments as set forth in the table below.

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

During 2018, we issued stock options to non-employee members of our Board with an exercise price equal to the fair market value of our common stock on the date of grant. On June 5, 2018, each of Messrs. Higgins, McGuire, Munshi and Drs. Gillis and Sherman received an option to purchase 12,400 shares of the Company’s common stock and Mr. Iwicki received an option to purchase 15,500 shares of the Company’s common stock. All option awards had an exercise price of $4.68 per share, which was the closing price on June 5, 2018, the grant date.

For all stock options issued to non-employee members of our Board in 2015, 2.08333% of the options vest in 48 equal installments on a monthly basis. For the grants made on March 20, 2017 and June 13, 2017, 25% of the options vest on the first anniversary of the date of grant, and the remaining options vest in 36 equal monthly installments thereafter. For the grants made on June 5, 2018, 25% of the options vest immediately on the grant date and the remaining shares vest in 36 equal monthly installments thereafter.

We did not pay any compensation or award any stock options to Dr. Clarke for his service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the 2013 Plan and Old Pulmatrix Equity Plans (as defined below), the weighted-average exercise price of options issued under the 2013 Plan and Old Pulmatrix Equity Plans and the number of securities remaining available for future issuance under the 2013 Plan and Old Pulmatrix Equity Plans, in each case as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders (1)	975,573	$24.14	272,219
Equity compensation plans not approved by security holders (2)	—	—	—

Total	975,573	$24.14	272,219

(1)	Represents shares available for issuance under the 2013 Plan.
(2)

Excludes 49,110 shares of our common stock issuable upon outstanding options granted under equity compensation plans granted under the Original 2013 Plan and the 2003 plan. No additional awards may be issued under the Original 2013 Plan nor the 2003 Plan. As of December 31, 2018, there were 9,522 options with a weighted average exercise price of $18.75 per share outstanding pursuant to the Original 2013 Plan. As of December 31, 2018, there were 39,588 options with a weighted average exercise price of $21.02 per share outstanding pursuant to the 2003 Plan.

(3)

The number of authorized shares under the 2013 Plan is subject to annual increases based upon an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year beginning in calendar year 2016. The annual increase in the number of shares shall be equal to: (i) five percent (5%) of the number of shares of our common stock outstanding as of such date; or (ii) an amount determined by our Board. On January 1, 2019, under the 2013 Plan’s “evergreen” provision, the number of shares of our common stock available for issuance increased by 246,636 shares to a total of 518,855 shares.

Incentive Plans

We sponsor the 2013 Plan. The 2013 Plan was amended and restated as of June 15, 2015 to, among other things, (i) increase the number of shares of our common stock authorized under the plan, (ii) comply with the requirements imposed by Section 162(m) of the Code, and (iii) provide an increase in the number of shares of our common stock available for issuance under the 2013 Plan’s “evergreen” provision. The 2013 Plan was amended and restated as of June 7, 2018 to increase the number of shares of our common stock authorized under the plan and as of December 31, 2018, the 2013 Plan provided for the grant of up to 1,250,000 shares of our common stock, of which 272,219 shares remained available for future grant. Effective January 1, 2019, under the 2013 Plan’s “evergreen” provision, the number of shares of our common stock available for issuance was increased by 246,636. As of February 14, 2019, the total authorized shares under the 2013 Plan were 1,496,636 shares of which 521,137 shares were available for future issuance.

At the effective time of the merger with Pulmatrix operating, we assumed Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”), and terminated the Original 2013 Plan as to future awards. The 2003 Plan expired on August 1, 2013; however, awards previously granted and outstanding prior to that date continue to remain in full force and effect according to their respective terms. A total of 9,522 and 39,588 shares of our common stock may be delivered under options outstanding as of December 31, 2018 under the Original 2013 Plan and the 2003 Plan, respectively, however, no additional awards may be granted under the Original 2013 Plan or the 2003 Plan. The 2003 Plan and Original 2013 Plan are collectively referred to as the “Old Pulmatrix Equity Plans.”

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

Shares Available for Issuance. As of February 14, 2019, the total authorized shares under the 2013 Plan were 1,496,636 shares of which 521,137 shares were available for future issuance. The 2013 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year beginning in calendar year 2016. The annual increase in the number of shares shall be equal to: (i) five percent (5%) of the number of shares of our common stock outstanding as of such date; or (ii) an amount determined by our Board.

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

2003 Plan and Original 2013 Plan

On August 1, 2003, Pulmatrix Operating adopted the 2003 Plan, which provided for awards of stock options and shares of Pulmatrix Operating common stock to certain employees, directors, and consultants who were selected for participation by the 2003 Plan’s administrator. The 2003 Plan expired on August 1, 2013; however, awards previously granted and outstanding prior to that date continued to remain in full force and effect according to their respective terms. As of February 14, 2019, 39,588 shares of our common stock may be issued pursuant to outstanding stock options under the 2003 Plan and no additional awards may be granted under the 2003 Plan.

On August 26, 2013, Pulmatrix Operating adopted the Original 2013 Plan, which provides for awards of stock options, stock grants, and other stock-based awards to certain employees, directors, and consultants who were selected for participation by the Original 2013 Plan’s administrator. Immediately prior to the adoption of the 2013 Plan, we terminated the Original 2013 Plan as to future awards. As of February 14, 2019, 9,522 shares of our common stock may be issued pursuant to outstanding stock options under the Original 2013 Plan and no additional awards may be granted under the Original 2013 Plan.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2019 by (i) each person known to us to beneficially own five percent (5%) or more of our common stock, (ii) each director and Named Executive Officer and (iii) all of our directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them and have an address of c/o Pulmatrix Inc., 99 Hayden Avenue, Suite 390, Lexington, MA 02421, unless otherwise noted. Percentage of ownership is based on 8,027,895 shares of common stock issued and outstanding as of February 14, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of February 14, 2019 by that stockholder are deemed outstanding.

Name	Number of Shares Beneficially Owned (1)(2)	Percentage of Shares Outstanding (1)(2)	Beneficially Owned as a result of stock ownership (1)(2)	Beneficially Owned as a result of stock option ownership (1)(2)	Beneficially Owned as a result of warrant ownership (1)(2)
Directors and Officers
Robert W. Clarke, Ph.D.	200,065	2.43%	2,320	197,745	—
William E. Duke, Jr.	76,654	*	—	76,654	—
Steven Gillis, Ph.D.	467,011	5.73%	343,646	8,365	115,000
Michael J. Higgins (3)	10,129	*	—	10,129	—
Mark Iwicki	44,148	*	—	13,448	30,700
Terrance G. McGuire (4)	641,392	7.87%	518,025	8,365	115,002
Amit D. Munshi	6,087	*	—	6,087	—
Teofilo Raad	49,796	*	—	49,796	—
James Roach, M.D.	49,460	*	—	49,460	—
Matthew L. Sherman, M.D.	8,453	*	—	6,453	2,000
All directors and executive officers as a group of ten persons	1,553,195	17.82%	863,991	426,502	262,702
Five Percent (5%) Stockholders
Polaris (5)	633,027	7.78%	518,025	—	115,002
ARCH Venture Fund	458,646	5.63%	343,646	—	115,000

*	Less than 1%.
(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon the exercise of stock options that will become exercisable within sixty (60) days of February 14, 2019.

(2)	Exercisable as of February 14, 2019 or will become exercisable within 60 days after such date.
(3)

Mr. Higgins is affiliated with the investment manager of the PVP IV Funds and PVP V Funds (each defined below) but does not have any voting or dispositive power with respect to the shares owned by the PVP IV Funds and PVP V Funds referenced in footnote (4) below.

(4)

Consists of 518,025 shares of our common stock of which (i) 155,668 shares are held by Polaris Venture Partners IV, L.P. (“PVP IV”), 2,918 shares are held by Polaris Venture Partners Entrepreneurs’ Fund IV, L.P. (“PVPEF IV” and, together with PVP IV, the “PVP IV Funds”), 346,819 shares are held by Polaris Venture Partners V, L.P. (“PVP V”), 6,773 shares are held by Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“PVPEF V”), 2,388 shares are held by Polaris Venture Partners Founders’ Fund V, L.P. (“PVPFF V”) and 3,459 shares are held by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVPSFF V” and, together with PVP V, PVPEF V and PVPFF V, the “PVP V Funds”) and (ii) 115,002 shares of our common stock issuable upon the exercise of warrants within 60 days of February 14, 2019. Of such 115,002 shares, 34,556 are held by PVP IV, 648 are held by PVPEF IV, 76,999 are held by PVP V, 1,501 are held by PVPEF V, 528 are held by PVPFF V and 770 are held by PVPSFF V. Excluded are 116,965 shares issuable upon the exercise of warrants (of such 116,965 shares 35,145 are held by PVP IV, 659 are held by PVPEF IV, 78,313 are held by PVP V, 1,527 are held by PVPEF V, 537 are held by PVPFF V and 784 are held by PVPSFF V), which shares were excluded because exercisability of such warrants is conditioned upon the occurrence of events outside the holder’s control and not deemed to be or become exercisable within sixty (60) days of February 14, 2019. Polaris Venture Management Co. IV, L.L.C. (“PVM IV”) is the general partner of the PVP IV Funds and Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of the PVP V Funds. Each of Mr. McGuire and Jonathan Flint are the managing members of each of PVM IV and PVM V and may be deemed to have shared voting and dispositive power with respect to the shares held by each of the PVP IV Funds and the PVP V Funds. Each of PVM IV and Messrs. McGuire and Flint disclaim beneficial ownership of the shares held by each of the PVP IV Funds and each of PVM V and Messrs. McGuire and Flint disclaim beneficial ownership of the shares held by each of the PVM V Funds. This report shall not be deemed an admission that any of PVM IV, PVM V or Messrs. McGuire or Flint is the beneficial owner of any of the shares owned by the PVP IV Funds and PVP V Funds for any purpose, except to the extent of their respective pecuniary interests therein.
(4)	The business address of Polaris is One Marina Park Dr., Boston, Massachusetts 02210.
(5)	Consists of the shares held by the PVP IV Funds and PVP V Funds and described in footnote (3) above.
(6)

Includes the following shares which are also reported on this table as being beneficially owned by ARCH Venture Fund: (i) 343,646 shares of Pulmatrix common stock and (ii) 115,000 shares of Pulmatrix common stock issuable upon the exercise of warrants within 60 days of February 14, 2019. Excluded are 79,751 shares issuable upon the exercise of warrants, which shares were excluded because exercisability of such warrants is conditioned upon the occurrence of events outside the holder’s control. The sole general partner of ARCH Venture Fund is ARCH Venture Partners VII, L.P. (“ARCH Partners VII”). The sole general partner of ARCH Partners VII is ARCH Venture Partners VII, LLC (“ARCH VII LLC”). Each of the Managing Directors of ARCH VII LLC, Robert T. Nelsen, Keith Crandell and Clinton Bybee, may be deemed to have voting and dispositive power over the shares and may be deemed to beneficially own shares held by ARCH Venture Fund. Dr. Gillis owns an interest in ARCH Venture Fund but does not have voting or investment control over the shares held by ARCH Venture Fund. Each of Robert T. Nelsen, Keith Crandell, Clinton Bybee and Dr. Gillis disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein, and this disclosure shall not be deemed an admission that Robert T. Nelsen, Keith Crandell, Clinton Bybee or Dr. Gillis are the beneficial owners of such securities for purposes of Section 13(d) of the Exchange Act or any other purpose.

(7)	The business address of ARCH Venture Fund is 8725 W. Higgins Rd., Suite 290, Chicago, IL 60631.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Certain Relationships

Three of our directors are employed by venture capital investors that beneficially own the majority of our Company’s common stock through a series of private placements, rounds of venture capital financing and a recapitalization since its formation, Polaris and ARCH Venture Fund. Terrance G. McGuire is a General Partner of and owns an interest in Polaris Venture Management Co. IV, L.L.C., which is the sole general partner of Polaris Venture Partners IV, L.P., and Polaris Venture Partners Entrepreneurs’ Fund IV, L.P, and Polaris Venture Management Co. V, L.L.C., which is the sole general partner of Polaris Venture Partners V, L.P., Polaris Venture Partners Founders’ Fund V, L.P., Polaris Venture Partners Special Founders’ Fund V, L.P. and Polaris Venture

Partners Entrepreneurs’ Fund V, L.P. In addition, Michael J. Higgins is an Entrepreneur-in-Residence at Polaris. As of February 14, 2019, Polaris beneficially owns approximately 7.78% of our Company’s outstanding common stock. Dr. Steven Gillis is a Managing Director of and owns an interest in ARCH Venture Fund, a venture capital firm. As of February 14, 2019, ARCH Venture Fund beneficially owns approximately 5.63 % of our Company’s outstanding common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Marcum LLP for professional services rendered in the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$185,018	$155,778
Audit-Related Fees	75,576	61,850
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$260,594	$217,628

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

All services rendered by Marcum LLP in 2018 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015.		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015.		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018.		8-K (Exhibit 3.1)	06/07/18	001-36199

4.1	Form of Specimen Stock Certificate.		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Securities Escrow Agreement, dated June 12, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and VStock Transfer, LLC, as Escrow Agent.		Form 10-Q (Exhibit 4.1)	08/14/15	001-36199

4.3	Form of Representative’s Warrant Agreement.		Form S-1 (Exhibit 4.2)	02/24/14	333-190476

4.4	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.5	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015.		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.6	Form of Series A Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1 (Exhibit 4.6)	03/28/18	333-223630

4.7	Form of Series B Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1 (Exhibit 4.8)	03/28/18	333-223630

4.8	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1 (Exhibit 4.7)	03/28/18	333-223630

4.9	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.1)	12/03/18	001-36199

4.10	Form of Common Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.2)	12/03/18	001-36199

10.1	Form of Subscription Agreement		Form 8-K (Exhibit 10.1)	06/12/15

10.2*	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Robert W. Clarke, Ph.D.		Form 8-K (Exhibit 10.4)	06/16/15	001-36199

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

10.3*	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and David L. Hava, Ph.D.		Form 8-K (Exhibit 10.5)	06/16/15	001-36199

10.4*	Executive Employment Agreement, dated June 24, 2015, by and between Pulmatrix, Inc. and William Duke, Jr.		Form 10-Q (Exhibit 10.4)	08/14/15	001-36199

10.5*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan.		Form 8-K (Exhibit 10-6)	06/16/15	001-36199

10.6*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.		Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.7*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan.		Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.8	Joinder Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.2)	06/16/15	001-36199

10.9	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.		Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.11*	Executive Employment Agreement, dated October 30, 2017, by and between Pulmatrix, Inc. and James Roach		Form 8-K (Exhibit 10.1)	11/03/17	001-36199

10.12	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018		Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.13	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	12/03/18	001-36199

10.14*	Executive Employment Agreement, dated April 28, 2017, by and between Pulmatrix, Inc. and Teofilo Raad	X

21.1	List of Subsidiaries.		Form 10-K (Exhibit 21.1)	03/13/18	001-36199

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

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

PULMATRIX, INC.

Date: February 19, 2019	By:	/s/ Robert W. Clarke, Ph.D.
Robert W. Clarke Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Clarke, Ph.D. Robert W. Clarke, Ph.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2019

/s/ William Duke, Jr. William Duke, Jr.	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 19, 2019

/s/ Mark Iwicki Mark Iwicki	Chairman of the Board of Directors	February 19, 2019

/s/ Steven Gillis, Ph.D. Steven Gillis, Ph.D.	Director	February 19, 2019

/s/ Michael J. Higgins Michael J. Higgins	Director	February 19, 2019

/s/ Terrance G. McGuire Terrance G. McGuire	Director	February 19, 2019

/s/ Amit D. Munshi Amit D. Munshi	Director	February 19, 2019

/s/ Matthew L. Sherman, M.D. Matthew L. Sherman, M.D.	Director	February 19, 2019

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulmatrix, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company continues to have negative cash flow from its operations, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

February 19, 2019

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,563	$3,550
Prepaid expenses and other current assets	717	696

Total current assets	3,280	4,246
Property and equipment, net	394	614
Long-term restricted cash	204	204
Goodwill	10,845	10,914

Total assets	$14,723	$15,978

Liabilities and stockholders’ equity
Current liabilities:
Loan Payable, net of debt discount and issuance costs	$—	$3,221
Accounts payable	1,183	457
Accrued expenses	1,696	2,162

Total current liabilities	2,879	5,840
Derivative liability	—	1

Total liabilities	2,879	5,841

Stockholders’ Equity:
Common stock, $0.0001 par value — 200,000,000 and 100,000,000 shares authorized at December 31, 2018 and December 31, 2017, respectively; 4,932,723 and 2,104,750 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	206,409	184,139
Accumulated deficit	(194,565)	(174,002)

Total stockholders’ equity	11,844	10,137

Total liabilities and stockholders’ equity	$14,723	$15,978

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2018	2017
Revenues	$153	$335

Operating expenses
Research and development	12,966	10,243
General and administrative	7,518	7,567

Total operating expenses	20,484	17,810

Loss from operations	(20,331)	(17,475)
Other (expense)/income
Interest expense	(186)	(643)
Impairment of Goodwill	(69)	—
Fair value adjustment of derivative liability	1	34
Other income, net	22	28

Total other (expense)/income	(232)	(581)

Net loss	$(20,563)	$(18,056)

Net loss per share attributable to common stockholders, basic and diluted	$(4.98)	$(9.32)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	4,126,393	1,937,161

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance — January 1, 2017	1,485,053	$—	$164,707	$(155,946)	$8,761
Issuance of common stock, net of issuance costs	605,336	—	16,310	—	16,310
Exercise of common stock options	13,843	—	304	—	304
Vesting of restricted stock units	518	—	—	—	—
Stock-based compensation	—	—	2,818	—	2,818
Net loss	—	—	—	(18,056)	(18,056)

Balance — December 31, 2017	2,104,750	$—	$184,139	$(174,002)	$10,137
Issuance of common stock, net of issuance costs	2,827,973	—	19,297	—	19,297
Stock-based compensation	—	—	2,973	—	2,973
Net loss	—	—	—	(20,563)	(20,563)

Balance — December 31, 2018	4,932,723	$—	$206,409	$(194,565)	$11,844

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018		2017
Cash flows from operating activities:
Net loss	$	(20,563)	$(18,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		231	246
Stock-based compensation		2,973	2,818
Impairment of Goodwill		69	—
Non-cash rent expense		—	21
Non-cash interest expense		35	171
Non-cash debt issuance expense		3	12
Fair value adjustment on derivative liability		(1)	(34)
Loss on disposal of property and equipment		8	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(21)	(119)
Accounts payable		726	(290)
Accrued expenses		(221)	754

Net cash used in operating activities		(16,761)	(14,477)

Cash flows from investing activities:
Purchases of property and equipment		(19)	(74)

Net cash used in investing activities		(19)	(74)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net		19,297	16,310
Proceeds from exercise of stock options		—	304
Principal payments term loan		(3,259)	(2,695)
End of term loan payment		(245)	—

Net cash provided by financing activities		15,793	13,919

Net decrease in cash and cash equivalents		(987)	(632)
Cash and cash equivalents — beginning of period		3,550	4,182

Cash and cash equivalents — end of period		$2,563	$3,550

Supplemental disclosures of cash flow information
Cash paid for Interest		$131	$472

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

Reverse Stock Split

On February 3, 2019, the Board approved a 1-for-10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”) and the Company’s common stock began trading on a split-adjusted basis when the market opened on February 6, 2019. With the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share. Accordingly, all common share and per share data are retrospectively restated to give effect of the split for all periods presented herein.

Liquidity, Going Concerns and Management Plans

At December 31, 2018, the Company had unrestricted cash of $2.6 million and working capital of $0.4 million. The Company had incurred recurring losses and as of December 31, 2018 had an accumulated deficit of $194.6 million. During the year ended December 31, 2018, the Company had used approximately $16.8 million in its operating activities. The Company has primarily financed operations to date through the sale of equity securities and a term loan. The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. These conditions raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Annual Report on Form 10-K and meet its obligations.

During the year ended December 31, 2018, the Company raised an aggregate of $19.3 million in net proceeds through the sale of its common stock (note 8). Subsequent to December 31, 2018, the Company further raised an aggregate of $3.7 million in gross proceeds through the sale of its common stock (note 8). The accompanying financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements as of December 31, 2018, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Annual Report on Form 10-K.

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

Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing and, ultimately, to generate revenue. There will be continued doubt about the Company’s ability to continue as a going concern if the Company is unable to do so.

2. Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet evaluated the impact of adoption of this ASU on its consolidated financial statements disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees, addresses aspects of the accounting for nonemployee share based compensation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, (“ASU 2018-05”) to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company on January 1, 2018. The Company has adopted ASU 2018-05 and adoption of this ASU has no significant impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for the Company beginning December 1, 2019 (with early adoption permitted) and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company is required to adopt this new guidance in the first quarter of fiscal 2020. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of control of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company has evaluated this ASU and does not expect it to have significant impact on its consolidated financial statements in future reporting periods.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Concentrations of Credit Risk

Cash is a financial instrument that potentially subjects the Company to concentrations of credit risk. For all periods presented, substantially all of the Company’s cash was deposited in an account at a single financial institution that management believes is creditworthy. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. The Company maintains its cash at a high-quality financial institution and has not incurred any losses to date.

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

At December 31, 2018 and 2017 the Company had a $153 letter of credit as a security deposit on its leased office and laboratory facility that carries an automatic annual extension until February 21, 2021 at which time it will expire. The letter of credit is secured by a deposit in a money market account, as well as $51 deposited in a money market account as security for a credit card.

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

Revenue Recognition

The Company’s principal sources of revenue during the reporting period were income from reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

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

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, clinical research organizations (“CROs”) and clinical manufacturing organizations (“CMOs”). Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period.

Stock-Based Compensation

The Company recognizes all employee share-based compensation as a cost in the consolidated financial statements. Equity-classified awards principally related to stock options and restricted stock units (“RSUs”) which are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of restricted stock awards are determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. For performance-based vesting grants, expense is recognized over the requisite period until the performance obligation is met, assuming that it is probable. No expense is recognized for performance-based grants until it is probable the vesting criteria will be satisfied. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs from original estimates.

Stock-based payments to non-employees are re-measured at each reporting date and recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair values of these awards are more reliably measurable than the fair values of the services rendered.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have completed our accounting for the tax effects of enactment of the Act, including the effects on our existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, due to the reduction of the corporate tax rate from 34% to 21%, the Company reduced its deferred tax assets by $17.6 million, with a corresponding decrease to its valuation allowance of $17.6 million, for which the net effect of the Act was zero (Note 12).

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the goodwill exceeds the fair value of the Company. Based on the quantitative analysis, goodwill was determined not to be impaired as of December 31, 2017. As of December 31, 2018, the Company determined that goodwill was impaired, and a charge of $69 was recorded.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	For the year ended December 31,
	2018	2017
Prepaid Insurance	$243	$203
Prepaid Clinical Trials	419	421
Prepaid Other	27	44
Accounts receivable	—	1
Deferred Operating Costs	28	27

Total Prepaid Expenses and Other Current Assets	$717	$696

4. Property and Equipment, Net

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2018	2017
Laboratory equipment	$1,529	$2,476
Computer equipment	185	216
Office furniture and equipment	217	214
Leasehold improvements	579	578

Total property and equipment	2,510	3,484
Less accumulated depreciation and amortization	(2,116)	(2,870)

Property and equipment — net	$394	$614

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $231 and $246, respectively. During the years ended 2018 and 2017, the Company recorded gross fixed asset disposals of $993 and $47 and their related accumulated depreciation of $985 and $47, respectively.

5. Significant Agreements

Feasibility and Development Agreement

On September 5, 2017, the Company entered into a Feasibility and Development Agreement to develop its drug candidate, PUR0200, for chronic obstructive pulmonary disease (COPD) for the U.S. market with Vectura Limited (“Vectura”). During the term of the agreement, Vectura and/or its partners were responsible for all future development costs to advance the product for the U.S. market, while the Company provided the data package for PUR0200 and assisted with the transfer of development and manufacturing activities to Vectura. On December 21, 2018, the Company and Vectura mutually agreed to terminate the Feasibility and Development Agreement and cease further joint development of PUR0200. The Company did not incur any termination fees or penalties in connection with the termination of the agreement. As of December 31, 2018, Pulmatrix owns the rights to PUR0200 across all geographies.

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

Under the terms of the License Agreement, the Company paid RespiVert an up-front, non-refundable license fee of $1,000,000 in partial consideration for the rights granted by RespiVert to the Company and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones. Following the commencement of commercial sales of the licensed products, the Company will pay RespiVert designated amounts when certain milestone events occur. The development milestones and commercial milestones range from $1,000,000 to $80,000,000 depending upon the significance of the particular milestone. The Company is also required to pay RespiVert royalties on all sales of licensed products, with such royalties ranging from 6%—10% of sales. As of December 31, 2018, PUR1800 and PUR5700 remain in pharmaceutical development.

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

The Company recorded $1,000,000 in research and development expense for the upfront license fee during 2017. The next development milestone payment would be $1,000,000 and result from first dosing of a patient in a Phase 2b Clinical Trial for a licensed product. The payment will be made within 10 days of the first dosing of a patient in a Phase 2b Clinical Trial. No milestone payments were made during 2018.

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

On June 16, 2015, in connection with the LSA, the Company granted to Hercules a warrant to purchase 2,515 shares of the Company’s common stock at an exercise price of $83.50 per share. The warrants are exercisable in whole or in part any time prior to the expiration date of June 16, 2020. At any point prior to the expiration of the warrants, Hercules may elect to convert all or a portion of the warrants into Company Common Stock on a net basis. In the event the warrants are not fully exercised and the fair market value of one share of Company Common Stock is greater than the exercise price of the warrant, upon the expiration date any outstanding warrants will be automatically exercised for shares of Company Common Stock on a net basis.

The Term Loan bore interest at a floating annual rate equal to the greater of (i) 9.50% and (ii) the sum of (a) the prime rate as reported by The Wall Street Journal minus 3.25% plus (b) 9.50%. The Term Loan interest rate was 10.75% and 10.00% at December 31, 2017 and 2016, respectively. Upon repayment of the Term Loan, the Company paid an end of term charge to the lenders equal to $245. As of June 30, 2018, the Company has no further liability to Hercules.

The Company incurred interest expense of $186 during the year ended December 31, 2018, which included accretion of debt discount of $35. Of the remaining $151 interest expense, $131 was payable in cash and $20 relates to the Hercules end of term fee. For the year ended December 31, 2018, the Company also accreted debt issuance costs of $3 recorded to general and administrative expenses in accompanying consolidated statement of operations.

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

The carrying amounts of the Company’s Notes as of December 31, 2018 and December 31, 2017 were as follows:

	Hercules Term Loan	Debt Discount	Issuance Costs	Total
Balance — January 1, 2018	$3,259	$(35)	$(3)	$3,221
Accretion of debt discount		35		35
Accretion of issuance costs			3	3
Principal payments	(3,259)			(3,259)

Balance — December 31, 2018	$—	$—	$—	$—

7. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Accrued vacation	$59	$57
Accrued wages and incentive	915	1,113
Accrued clinical & consulting	517	568
Accrued legal & patent	67	61
End of term fee	—	225
Deferred rent	67	68
Accrued other expenses	71	70

Total accrued expenses	$1,696	$2,162

8. Common Stock

2018 Registered Direct Offering

On November 29, 2018, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell an aggregate of 240,000 shares of common stock, par value $0.0001 per share, of the Company common stock at an offering price of $3.20 per share for gross proceeds of $768 before the deduction of offering expenses. In addition, the Company sold pre-funded warrants (the “Pre-Funded Warrants”) to purchase 697,500 shares of common stock (and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants). The Pre-Funded Warrants were sold at an offering price of $3.10 per share for gross proceeds of $2,162 before deduction of offering expenses.

In a concurrent private placement, the Company agreed to issue to the Purchaser, for each share of common stock and pre-funded warrant purchased in the Offering, a common warrant, each to purchase one share of Common Stock (the “Common Warrants”). The Common Warrants are initially exercisable six months following issuance and terminate five and one-half years following issuance. The Common Warrants have an exercise price of $3.90 per share and are exercisable to purchase an aggregate of 937,500 shares of Common Stock.

The closing of the sale of the shares and the prefunded warrants occurred on December 3, 2018 and the company recorded gross proceeds of $2,930.

The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus.

Public Offering

On April 3, 2018, the Company closed its firm commitment underwritten public offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into between the Company and Oppenheimer & Co. Inc., as representative of the underwriters (the “Underwriters”), dated March 28, 2018, the Company issued and sold (i) 1,566,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, one Series A warrant (collectively, the “Series A Warrants”) to purchase one share of common stock and one Series B warrant (collectively, the “Series B Warrants”) to purchase one share of common stock, and (ii) 784,000 pre-funded units (the “Pre-Funded Units” and, together with the Common Units, the “Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. The public offering price was $6.50 per Common Unit and $6.40 per Pre-Funded Unit, and the gross proceeds received by the Company on April 3, 2018 pursuant to such sales were $15,197, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

In addition, on April 4, 2018, the Company closed on the sale of 115,000 additional Common Units pursuant to the Underwriters’ option to purchase up to an additional 115,000 Units, which were exercised in full. After giving effect to the exercise of the Underwriters’ overallotment option, the gross aggregate proceeds from the offering on April 3 and 4 were $15,944, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

All of the pre-funded warrants issued in the offering were exercised in April 2018 and, as 15,000 were exercised on a cashless basis, resulted in the issuance of an additional 783,707 shares of common stock with gross proceeds of $77.

The Series A Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $6.50 per share of common stock, subject to adjustment in certain circumstances, and expired according to their terms on October 3, 2018 and October 4, 2018, respectively. The Series B Warrants included in the Common Units and the Pre-Funded Units were immediately exercisable at a price of $7.50 per share of common stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The shares of common stock, or Pre-Funded Warrants in the case of the Pre-Funded Units, and the Series A Warrants and Series B Warrants were offered together, but the securities contained in the Common Units and the Pre-Funded Units were issued separately.

The Company agreed to pay Oppenheimer a commission of (a) 7% of the gross proceeds raised up to $5,000 and (b) 6.5% of the gross proceeds raised in excess of $5,000. The Company also agreed to pay or reimburse certain expenses on behalf of Oppenheimer. A total of $1,501 of commissions and other issuance costs were associated with the public offering.

The net proceeds to the Company from the Offering were approximately $14,520, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes

At-the-Market Offering

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) to act as the Company’s sales agent with respect to the issuance and sale of up to $11,000,000 of the Company’s shares of common stock, from 0time to time in an at-the-market public offering (the “Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus. BTIG acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by the Company, BTIG may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of this offering in an escrow, trust or similar account.

BTIG is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During 2017, the Company sold 310,336 shares of its common stock under the Sales Agreement at an average selling price of approximately $29.30 per share which resulted in gross proceeds of approximately $9,096 and net proceeds of approximately $8,712 after payment of 3% commission to BTIG and other issuance costs.

During 2018, the Company sold 123,266 shares of its common stock under the Sales Agreement at an average selling price of approximately $15.40 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

2017 Registered Direct Offerings

On January 27, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the sale by the Company of 200,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $25.00 per share in a registered direct offering. The closing of the sale of the Shares under the Purchase Agreement occurred on February 2, 2017.

On February 3, 2017, the Company entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with certain investors for the sale by the Company of 95,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $35.00 per share in a registered direct offering. The closing of the sale of the Shares under the Second Purchase Agreement occurred on February 8, 2017.

Net of commissions, fees and other issuance costs totaling $727, aggregate net proceeds of the two noted registered direct offerings were $7,598 during 2017.

9. Warrants

A rollforward of the common stock warrants outstanding at December 31, 2018 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	328,444	$77.90		$—
Series A warrants issued	2,465,000	$6.50
Series A warrants expired	(2,465,000)	$(6.50)
Series B warrants issued	2,465,000	$7.50
Pre-funded warrants issued	784,000	$6.50
Pre-funded warrants exercised	(784,000)	$(6.50)
Warrants issued	937,500	$3.90
Pre-funded warrants issued	697,500	$0.01

Outstanding December 31, 2018	4,428,444	$10.78	4.30	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Year Ended December 31,
Issue Date	Classification	Exercise Price	Expiration Date	2018	2017
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	—
December 3, 2018	Equity	$3.20	Prefunded	697,500	—
April 3, 2018	Equity	$7.50	April 3, 2023	2,407,500	—
April 4, 2018	Equity	$7.50	April 4, 2023	57,500	—
June 15, 2015	Equity	$75.50	June 15, 2020	319,003	319,003
June 15, 2015	Equity	$83.50	June 16, 2020	2,515	2,515
August 31, 2015	Equity	$118.00	August 31, 2020	3,000	3,000
March 21, 2014	Equity	$226.60	March 21, 2019	3,710	3,710
March 21, 2014	Equity	$226.60	March 21, 2019	216	216

All warrants are exercisable for common stock.

10. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). As of December 31, 2018, the 2013 Plan provides for the grant of up to 1,250,000 shares of the Company’s common stock, of which 272,219 shares remained available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of December 31, 2018, the two legacy plans have a total of 49,110 options outstanding all of which are fully vested and for which common stock will be delivered upon exercise.

Options

During the year ended December 31, 2018, the Company granted options to purchase 596,604 shares of the Company’s common stock to employees and options to purchase 77,500 shares of the Company’s common stock to directors. No options were granted to advisors during the period. The stock options granted vest over time (the “Time Based Options”). Time Based Options vest over either 36 or 48 months. Subject to the grantee’s continuous service with the Company, Time Based Options vest in one of the following ways: (i) ) 25% at the one year anniversary of the Vesting Start Date and the remainder in 36 equal monthly installments beginning in the thirteenth month after the Vesting Start Date or (ii) 25% at the time of grant and the remainder in 36 equal monthly installments beginning in the first month after the Vesting Start Date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2018	369,619	$56.92		$—
Granted	674,104	$4.68
Exercised	—	—
Forfeited or expired	(71,150)	$13.92

Outstanding — December 31, 2018	972,573	$23.85	8.46	$—

Exercisable — December 31, 2018	516.087	$36.31	7.84	$—

Vested and expected to vest — December 31, 2018	959,929	$24.04	8.45	$—

The estimated fair values of employee stock options granted during the year ended December 31, 2018 and 2017, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31,
	2018	2017
Expected option life (years)	5.00 – 6.50	5.50–9.41
Risk-free interest rate	2.74% – 2.84%	1.89% – 2.25%
Expected volatility	78.5% – 82.9%	74.0% – 86.3%
Expected dividend yield	0%	0%

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

As of December 31, 2018, there was $3,014 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.97 years.

Restricted Stock Units

In August 2015, the Company granted 1,038 RSUs to other employees that vest over a two-year period. The Company recorded stock-based compensation expense of $0 and $13 for the RSUs vested during the years ended December 31, 2018 and 2017, respectively. There were no RSUs granted during 2018 nor were any outstanding as of December 31, 2018 and 2017, respectively.

The following table presents total stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively:

	For the years ended December 31,
	2018	2017
Research and development	$970	$710
General and administrative	2,003	2,095

Total stock-based compensation expense	$2,973	$2,805

11. Fair Value Measurements

Embedded Compound Derivatives — LSA with Hercules

As described in Note 6. The LSA contained an interest rate reset upon an event of default and a put option upon an event of default or qualified change of control. Final payments were made in June 2018 and as of June 30, 2018, the Term Loan was paid in full and the embedded compound derivative liability became $0.

A roll-forward of the derivative liability categorized with Level 3 inputs is as follows:

Derivative Instruments
Balance — January 1, 2017	$35
Change in fair value	(34)

Balance — December 31, 2017	1

Change in fair value	(1)

Balance — December 31, 2018	$—

Gains and/or losses arising from changes in the estimated fair value of the warrants and embedded compound derivatives were recorded within other income, net, on the consolidated statement of operations.

12. Income Taxes

The Company had no income tax expense due to operating losses incurred for the year ended December 31, 2018 and 2017.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	2018	2017
Income tax computed at federal statutory tax rate	21.0%	34.0%
State taxes, net of federal benefit	6.2%	5.0%
Research and development credits	1.9%	0.9%
Nondeductible interest	0.0%	(0.1)%
Permanent differences	(0.6)%	(0.3)%
Deferred rate change	0.0%	(97.7)%
Other	(0.3)%	(3.1)%
Change in valuation allowance	(28.2)%	61.3%

Total	0.0%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$37,640	$32,820
Research and development credit carryforwards	3,170	2,789
Capitalized start-up expenses	851	983
Stock Compensation	2,589	1,905
Other	520	472

Total deferred tax assets	44,770	38,969
Valuation allowance	(44,770)	(38,969)

Net deferred tax liabilities	$—	$—

At December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $149,374 and $99,230 respectively, which were available to reduce future taxable income. Federal and state net operating loss carryforwards of $131,487 and $99,230 respectively, will expire at various dates from 2023 through 2038. $17,887 of the federal net operating losses can be carried forward indefinitely. The Company has research and development credits for federal and state income tax purposes of approximately $2,218 and $1,204, respectively, which expire at various dates from 2022 through 2038.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2018 and 2017. The valuation allowance increased by $5,801 during the year ended December 31, 2018, primarily due to the current period losses incurred by the Company.

The Company applies FASB Topic 740 Income Taxes for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance.

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company’s returns remain subject to federal and state audits for the years 2015 through 2018. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The Company anticipates that the amount of unrecognized tax benefits will not materially change in the next twelve months.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2017	$1,172
Additions for current year tax positions	59
Reductions for prior year tax positions	(122)

Balance — December 31, 2017	1,109
Additions for current year tax positions	115
Additions for prior year tax positions	20

Balance — December 31, 2018	$1,244

In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. We have not, as of yet, completed a study to determine if any such changes have occurred that could limit our ability to use the net operating losses and tax credit carryforwards.

13. Net Loss Per Share

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of December 31,
	2018	2017
Options to purchase common stock	972,573	369,619
Warrants to purchase common stock	3,730,944	328,444
Settlement of Term Loan	—	8,526

Total	4,703,517	706,589

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

Future minimum lease payments under non-cancelable operating lease for office and lab space is as follows:

Amount
2019	676
2020	698

Total	$1,374

The Company has contracted with contract research organizations and contract manufacturing organizations to further the development of its most advanced assets. As of December 31, 2018, the outstanding obligation on these contracts totaled $2.9 million.

15. Subsequent Events

Pursuant to the evergreen provision under the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, on January 1, 2019, 246,636 shares were added to the total number of authorized shares under the plan.

On January 14, 2019, 172,500 pre-funded warrants were exercised, and the Company collected proceeds of $17

On January 29, 2019, 272,500 pre-funded warrants were exercised, and the Company collected proceeds of $27.

On January 31, 2019, 156,118 shares of common stock were sold at $1.70 per share, and the Company collected gross proceeds of $265. 10,148 warrants were also issued with an exercise price of $2.125 and a termination date of January 31, 2024. The shares are registered pursuant to a currently effective registration statement on Form S-3 (Registration No. 333-212546) that was originally filed with the Securities and Exchange Commission on July 15, 2016 and declared effective on August 3, 2016.

On February 1, 2019, 250,000 pre-funded warrants were exercised, and the Company collected proceeds of $25.

On February 4, 2019, 532,353 shares of common stock were sold at $1.70 per share and the Company collected gross proceeds of $905. 34,603 warrants were also issued with an exercise price of $2.125 and a termination date of January 30, 2024. The shares are registered pursuant to a currently effective registration statement on Form S-3 (Registration No. 333-212546) that was originally filed with the Securities and Exchange Commission on July 15, 2016 and declared effective on August 3, 2016.

On February 3, 2019, the Board approved a 1-for-10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”) and the Company’s common stock began trading on a split-adjusted basis when the market opened on February 6, 2019. With the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock (and such shares held in treasury) were automatically converted into one share of common stock, without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share. Accordingly, all common share and per share data are retrospectively restated to give effect of the split for all periods presented herein.

On February 12, 2019, 1,706,484 shares of common stock were sold at $1.465 and the Company collected gross proceeds of $2,500. 1,706,484 warrants were issued to investors with an exercise price of $1.34 and a termination date of August 12, 2024. 110,922 warrants were issued to underwriters with an exercise price of $1.8313 and a termination date of February 7, 2024. The shares are registered pursuant to a currently effective registration statement on Form S-3 (Registration No. 333-212546) that was originally filed with the Securities and Exchange Commission on July 15, 2016 and declared effective on August 3, 2016.

The Company has evaluated its events subsequent to December 31, 2018 to the date these consolidated financial statements were issued, and has determined that, other than what was disclosed above, it does not have any subsequent events to disclose in these consolidated financial statements.