Form 10-Q
period 2019-03-31
Pulmatrix, Inc.
filed 2019-05-15
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PULM	The NASDAQ Stock Market LLC

As of May 14, 2019, the registrant had 18,289,616 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At March 31, 2019	At December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,146	$2,563
Prepaid expenses and other current assets	1,236	717

Total current assets	3,382	3,280
Property and equipment, net	354	394
Long-term restricted cash	204	204
Goodwill	10,051	10,845

Total assets	$13,991	$14,723

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,611	1,183
Accrued expenses	2,184	1,696

Total current liabilities	3,795	2,879

Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 8,027,895 and 4,932,723 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	1	—
Additional paid-in capital	209,916	206,409
Accumulated deficit	(199,721)	(194,565)

Total stockholders’ equity	10,196	11,844

Total liabilities and stockholders’ equity	$13,991	$14,723

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues	$—	$153

Operating expenses
Research and development	2,176	3,221
General and administrative	1,987	2,046
Impairment of goodwill	794	—

Total operating expenses	4,957	5,267

Loss from operations	(4,957)	(5,114)

Other income (expense)
Interest expense	—	(106)
Settlement expense	(200)	—
Other income (expense), net	1	(1)

Net loss	$(5,156)	$(5,221)

Net loss per share, basic and diluted	$(0.74)	$(2.39)

Weighted average shares used to compute basic and diluted net loss per share	6,944,513	2,187,699

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance — January 1, 2019	4,932,723	$—	$206,409	$(194,565)	$11,844
Adjustment for reverse stock split	2,717	—	—	—	—
Issuance of common stock, net of issuance costs	2,394,955	1	2,978	—	2,979
Exercise of pre-funded warrants	697,500	—	70	—	70
Stock-based compensation	—	—	459	—	459
Net loss	—	—	—	(5,156)	(5,156)

Balance — March 31, 2019	8,027,895	$1	$209,916	$(199,721)	$10,196

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance — January 1, 2018	2,104,750	$—	$184,139	$(174,002)	$10,137
Issuance of common stock, net of issuance costs	123,266	—	1,847	—	1,847
Stock-based compensation	—	—	765	—	765
Net loss	—	—	—	(5,221)	(5,221)

Balance — March 31, 2018	2,228,016	$—	$186,751	$(179,223)	$7,528

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,156)	$(5,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	60
Stock-based compensation	459	765
Impairment of goodwill	794	—
Deferred rent	(6)	—
Non-cash interest expense	—	31
Non-cash debt issuance expense	—	2
Changes in operating assets and liabilities:
Accounts Receivable	—	(153)
Prepaid expenses and other current assets	(519)	350
Accounts payable	428	735
Accrued expenses	494	306

Net cash used in operating activities	(3,456)	(3,125)

Cash flows from investing activities:
Purchases of property and equipment	(10)	—

Net cash used in investing activities	(10)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,979	1,847
Proceeds from exercise of pre-funded warrants	70	—
Term loan principal payments	—	(719)

Net cash provided by financing activities	3,049	1,128

Net decrease in cash	(417)	(1,997)
Cash, cash equivalents and restricted cash — beginning of period	2,767	3,754

Cash, cash equivalents and restricted cash — end of period	$2,350	$1,757

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On February 5, 2019, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”) pursuant to which every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. Accordingly, all common share and per share data are retrospectively restated to give effect of the Reverse Stock Split for all periods presented herein.

Liquidity

At March 31, 2019, the Company had unrestricted cash of $2,146 and a working deficit of $413. The Company had incurred recurring losses and as of March 31, 2019 had an accumulated deficit of $199,721. During the three months ended March 31, 2019, the Company had used approximately $3,456 in its operating activities. The Company has primarily financed operations to date through the sale of equity securities and a term loan which was paid in its entirety as of June 30, 2018. These factors raised substantial doubt as to the Company’s ability to continue as a going concern.

During the three months ended March 31, 2019, the Company raised an aggregate of $3,049 in net proceeds through the sale of its common stock (note 6). Subsequent to March 31, 2019, the Company further raised an aggregate of $16,560 in gross proceeds through the sale of its common stock. Included in the financing are $89 of pre-funded warrants available to be exercised for shares of the Company’s common stock (note 12). On April 15, 2019, the Company entered into a material definitive agreement with Cipla Technologies, LLP and $22,000 was received pursuant to the terms of the agreement (note 12).

As a result of the subsequent raise and execution of agreement with Cipla Technologies, LLP, management believes that substantial doubt of the Company’s ability to meet its obligations for the twelve months following the date these financial statements are issued has been alleviated. Management believes that the Company’s present and available financial resources will be sufficient to meet its obligations and fund its ongoing operations at least through the next twelve months from the date these financial statements are issued.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K filed with the SEC on February 19, 2019.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consists of cash, checking accounts and money market accounts. Restricted cash consists of cash deposited with a financial institution for $204.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets that sum to the total of the same amounts in the statement of cash flows.

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$2,146	$1,553
Restricted Cash	204	204

Total cash, cash equivalents and restricted cash in the statement of cash flows	$2,350	$1,757

Significant Accounting Policies

In the three months ended March 31, 2019, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2018, which are included in the Company’s current report on Form 10-K.

Recent Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated financial statements disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees, addresses aspects of the accounting for nonemployee share based compensation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has adopted ASU 2018-07 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning January 1, 2019 (with early adoption permitted) and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the Tax Act is recognized. The Company has adopted ASU 2018-02 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company has adopted ASU 2017-11 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in previous lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2016-02 and related ASUs will be effective for the Company beginning in fiscal 2020. The Company is currently evaluating the potential impact of adoption of this standard on its condensed consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted Topic 606 as of January 1, 2019 using the modified retrospective transition method. The adoption of Topic 606 did not have any material impact on the Company’s condensed consolidated financial statements.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value.

As of March 31, 2019, the Company’s common stock value declined, accordingly, the Company determined that its carrying value is in excess of its fair value and as such, recorded an impairment charge of $794 and revalued goodwill to $10,051.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At March 31, 2019	At December 31, 2018
Prepaid Insurance	$147	$243
Prepaid Clinical Trials	589	419
Prepaid Other	167	27
Deferred Operating Costs	333	28

Total prepaid and other current assets	$1,236	$717

4. Property and Equipment, Net

Property and equipment consisted of the following:

	At March 31, 2019	At December 31, 2018
Laboratory equipment	$1,533	$1,529
Computer equipment	191	185
Office furniture and equipment	217	217
Leasehold improvements	579	579

Total property and equipment	2,520	2,510
Less accumulated depreciation and amortization	(2,166)	(2,116)

Property and equipment, net	$354	$394

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $50 and $60, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At March 31, 2019	At December 31, 2018
Accrued vacation	$80	$59
Accrued wages and incentive	1,134	915
Accrued clinical & consulting	746	517
Accrued legal & patent	92	67
Deferred rent	61	67
Accrued other expenses	71	71

Total accrued expenses	$2,184	$1,696

6. Common Stock

Confidential Marketed Public Offering (“CMPO”)

On January 31, 2019 and February 4, 2019, the Company closed two CMPOs, pursuant to which the Company sold 156,118 and 532,353 shares of common stock, respectively, at $1.70 per share and issued warrants to exercise 10,151 and 34,605 shares of common stock, respectively, to underwriters at an exercise price of $2.125 per share with expiration dates of January 26, 2024 and January 30, 2024, respectively. Prior to deducting fees and commissions for both offerings, the Company recorded aggregate gross proceeds of approximately $1,170.

Registered Direct Offering

On February 12, 2019, the Company sold 1,706,484 shares at $1.465 per share for gross proceeds of approximately $2,500. In this registered direct offering, the Company issued warrants to purchase 1,706,484 shares of its common stock to investors with an exercise price of $1.34 per share and an expiration date of August 12, 2024. In addition, the Company issued warrants to purchase 110,922 shares of its common stock to underwriters with an exercise price of $1.8313 per share and an expiration date of February 7, 2024.

Exercise of Warrants

During the period ended March 31, 2019, 697,500 pre-funded warrants, which were issued as part of the November 2018 securities purchase agreement with an institutional investor, were exercised and the Company recorded $70 in net proceeds.

For the period ending March 31, 2019, after giving effect to fees, commissions and other expenses of approximately $691, the Company recorded net proceeds of $3,049 in aggregate for the sale of the CMPOs, the registered direct offering and the pre-funded warrant exercises.

2018

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) to act as the Company’s sales agent with respect to the issuance and sale of up to $11,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “Offering”). Sales of common stock under the Sales Agreement were made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus.

BTIG was entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During the three month period ended March 31, 2018, the Company sold 123,266 shares of its common stock under the Sales Agreement at an average selling price of approximately $15.45 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

7. Warrants

A rollforward of the common stock warrants outstanding at March 31, 2019 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	4,428,444	$10.78		$—
Pre-funded warrants exercised	(697,500)	$(0.01)
Representative warrants expiration	(3,926)	$(226.60)
Adjustment for reverse stock split	16
Warrants issued	1,862,162	$1.39

Outstanding March 31, 2019	5,589,196	$8.83	4.481	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Period Ended March 31,
Issue Date	Classification	Exercise Price	Expiration Date	2019	2018
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	—
February 12, 2019	Equity	$1.34	August 12, 2024	1,706,484	—
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	—
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	—
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	—
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	—
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	—
August 31, 2015	Equity	$118.00	August 31, 2020	3,000	3,000
June 15, 2015	Equity	$75.50	June 15, 2020	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	2,515	2,515

Total Outstanding				5,589,196	324,523

All warrants are exercisable for common stock.

8. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of March 31, 2019, the 2013 Plan provides for the grant of up to 1,496,637 shares of common stock, of which 659,100 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of March 31, 2019, a total of 43,768 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the three months ended March 31, 2019 and 2018, the Company granted no options to employees, directors or consultants.

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2019	972,569	$23.85		$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(145,581)	$28.81

Outstanding — March 31, 2019	826,988	$22.98	8.22	$—

Exercisable — March 31, 2019	490,102	$32.57	7.73	$—

Vested and expected to vest — March 31, 2019	818,211	$23.15	8.21	$—

As of March 31, 2019, there was $2,195 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

The following table presents total stock-based compensation expense for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019	2018
Research and development	$49	$210
General and administrative	410	555

Total stock based compensation expense	$459	$765

9. Income Taxes

The Company has total deferred tax assets of $44,770 and a full valuation allowance recorded against the assets. In general, if the Company experiences a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of the Company’s pre-change net operating loss (“NOL”) carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The Company has not, as of yet, completed a study to determine if any such changes have occurred that could limit its ability to use the net operating losses and tax credit carryforwards.

10. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2019 and 2018, respectively, resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of March 31,
	2019	2018
Options to purchase common stock	826,988	369,335
Warrants to purchase common stock	5,589,196	328,444
Settlement of term loan	—	8,526

Total	6,416,184	706,305

11. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2019	507
2020	698

Total	$1,205

12. Subsequent Events

On April 8, 2019, the Company closed on a public offering, pursuant to which it sold 3,319,553 shares of its common stock at $1.35 per share and pre-funded warrants to purchase 8,947,112 shares of its common stock at $1.34 per warrant. Included in the offering were warrants to purchase 12,266,665 shares of common stock at an exercise price of $1.35 per share. Warrants were also issued to the underwriters to purchase 797,334 shares of common stock at an exercise price of $1.6875 per share. Both the common and underwriter warrants have an exercise term of five years and are exercisable immediately following their issuance. Prior to deducting preliminary underwriting discounts, commissions and other offering expenses of $1.5 million, the gross proceeds from the offering were approximately $16.6 million, which includes $0.1 million of pre-funded warrants able to be exercised.

Subsequent to March 31, 2019, 6,942,168 pre-funded warrants were exercised, and the Company recorded $69 as additional paid in capital.

On April 15, 2019, the Company, entered into a Development and Commercialization Agreement (the “Agreement”) with Cipla Technologies LLC for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole, the Company’s inhaled iSPERSE drug delivery system enabled formulation of the antifungal drug, itraconazole, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis in patients with asthma.

Pursuant to the Agreement, Cipla made an initial upfront payment of $22 million to the Company in exchange for an irrevocable assignment of all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets with respect to Pulmazole, specifically in relation to pulmonary indications.

Under the Agreement, the Company will be primarily responsible for the development of Pulmazole and Cipla will primarily be responsible for the commercialization of Pulmazole. Once the development costs exceed $24 million, the Company and Cipla will each bear 50% of any costs incurred with respect to the development, regulatory and commercialization costs of Pulmazole. The parties will share equally the total free cash flow in relation to commercialization of Pulmazole.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2019. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Quarterly Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

Overview

Business

We are a clinical stage biotechnology company focused on the discovery and development of novel inhaled therapeutic products intended to prevent and treat respiratory diseases and infections with significant unmet medical needs. We design and develop inhaled therapeutic products based on our proprietary dry powder delivery technology, iSPERSE (inhaled Small Particles Easily Respirable and Emitted), which enables delivery of small or large molecule drugs to the lungs by inhalation for local or systemic applications. The iSPERSE powders are engineered to be small, dense particles with highly efficient dispersibility and delivery to airways. iSPERSE powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of drug substances including small molecules and biologics. Since our inception in 2003, we have devoted substantially all of our efforts to product research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date through proceeds from issuances of common and convertible preferred stock, issuances of convertible debt, collaborations with third parties and grants.

Recent Developments

On April 8, 2019, we closed an underwritten public offering of (i) 3,319,553 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, and one warrant (collectively, the “Common Warrants”) to purchase one share of common stock and (ii) 8,947,112 pre-funded units (“Pre-Funded Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant (collectively, the “Pre-Funded Warrants”) to purchase one share of common stock and one Common Warrant. The offering price to the public was $1.35 per Common Unit and $1.34 per Pre-Funded Unit. The Common Warrants included in the Common Units and the Pre-Funded Units are immediately exercisable at a price of $1.35 per share of common stock, subject to adjustment in certain circumstances, and expire five years from the date of issuance.

Pursuant to the underwriting agreement, we issued to the underwriter warrants to purchase up to 797,334 shares of common stock. The underwriter warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the effective date of the registration statement for the offering, at a price per share equal to $1.6875.

Cipla Development and Commercialization Agreement

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole, our inhaled iSPERSE drug delivery system enabled formulation of the antifungal drug, itraconazole, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis in patients with asthma.

Pursuant to the Agreement, Cipla made an initial upfront payment of $22 million to us in exchange for an irrevocable assignment of all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets with respect to Pulmazole, specifically in relation to pulmonary indications which Cipla will then irrevocably licensed back to us only for non-pulmonary application. As a condition precedent to signing Agreement, we demonstrated to Cipla that we had at least $15 million of unencumbered cash available for the development of Pulmazole. Within 30 days following the signing of the Agreement, we will make available at least $24 million of cash dedicated to the development of Pulmazole. After such $24 million is exhausted, each of us and Cipla will bear 50% of any costs incurred with respect to the development, regulatory and commercialization costs of Pulmazole. The parties will share equally the total free cash flow in relation to commercialization of Pulmazole. Pulmatrix will remain primarily responsible for the execution of the clinical development of Pulmazole, and Cipla will be responsible for the commercialization of the product.

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

We will not generate product sales unless and until we successfully complete clinical developments and obtain regulatory approvals for our product candidates. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities, and we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately (65% of staff) are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as stock-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses, expenses related to being a publicly held company and professional fees for consulting, auditing and tax services.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our current report on Form 10-K filed with the SEC on February 19, 2019, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform a quantitative analysis to determine if the carrying value of the goodwill exceeds the fair value of the Company. Given the Company’s common stock value decline and based on the quantitative assessment, we determined that goodwill was impaired as of March 31, 2019, and a charge of $794 was recorded.

Results of Operations

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2019	2018	Change
Revenues	$—	$153	$(153)

Operating expenses
Research and development	2,176	3,221	1,045
General and administrative	1,987	2,046	59
Impairment of goodwill	794	——	(794)

Total operating expenses	4,957	5,267	310

Loss from operations	(4,957)	(5,114)	157
Other income (expense)
Interest expense	—	(106)	106
Settlement expense	(200)	—	(200)
Other income (expense), net	1	(1)	2

Net loss	$(5,156)	$(5,221)	$65

Revenue — For the three months ended March 31, 2019, no revenue was recorded as compared to $0.2 recorded for the three months ended March 31, 2018. The decrease in revenue was the result of the conclusion in 2018 of clinical study costs reimbursed by CFFT.

Research and development expenses — For the three months ended March 31, 2019, research and development expense was $2.2 million compared to $3.2 million for the three months ended March 31, 2018, a decrease of $1.0 million. The decrease was primarily due to decreased spend of $0.5 million on the PUR1800 project, $0.4 million on employment costs, and $0.1 million in scientific consulting costs.

General and administrative expenses — General and administrative expenses were $2.0 million for the three months ended March 31, 2019 and 2018, respectively. Decreased employment costs of $0.1 million were offset by increased legal expense that related to the development and commercialization agreement with Cipla.

Impairment of goodwill — For the three months ended March 31, 2019, due to the decline in the company’s common stock value, we recorded approximately $0.8 million for impairment.

Liquidity and Capital Resources

Through March 31, 2019, we have incurred an accumulated deficit of $199.7 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash balance as of March 31, 2019 was $2.1 million.

In January and February 2019, we closed two underwritten public offerings for gross proceeds of approximately $1.2 million. On February 12, 2019, we closed a registered direct public offering for gross proceeds of approximately $2.5 million. On April 8, 2019, we closed on an underwritten public offering for gross proceeds of approximately $16.6 million which was inclusive of $12.0 million in pre-funded warrants.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(3,456)	$(3,125)
Net cash used in investing activities	(10)	—
Net cash provided by financing activities	3,049	1,128

Net decrease in cash and cash equivalents	$(417)	$(1,997)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $3.5 million, which was primarily the result of a net loss of $5.2 million, partially offset by $0.4 million in cash inflows associated with changes in operating assets and liabilities and $1.3 million of net non-cash adjustments. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases in accounts payable of $0.4 million and increases in accrued expenses of $0.5 million which were partially offset by increases in prepaid expenses and other current assets of $0.5 million. Our non-cash adjustments were primarily comprised of $0.8 million of goodwill impairment and $0.5 million of stock-based compensation expense.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $3.0 million, as compared to $1.1 for the three months ended March 31, 2018. Net cash provided by financing activities for the three months ended March 31, 2019 resulted from the issuance of common stock of $3.0 million. Net cash provided by financing activities for the three months ended March 31, 2018 resulted from the issuance of common stock of $1.8 million, partially offset by $0.7 million of term loan principal payments.

Financings

2019

On January 31, 2019 we sold 156,118 shares of our common stock in an underwritten public offering for $1.70 per share, resulting in gross proceeds of approximately $0.3 million. In connection with this offering, we issued the underwriter warrants to purchase up to 10,151 shares of our common stock, with an exercise price of $2.125 per share and an expiration date of January 26, 2024.

On February 4, 2019, we sold 532,353 shares of our common stock in an underwritten public offering for $1.70 per share, resulting in gross proceeds of approximately $0.9 million. In connection with this offering, we issued the underwriter warrants to purchase up to 34,605 shares of our common stock, with an exercise price of $2.125 per share and an expiration date of January 30, 2024.

Registered Direct Offering

On February 12, 2019, we sold 1,706,484 shares of our common stock in a registered direct offering for $1.465 per share, which resulted in gross proceeds of approximately $2.5 million before the deduction of fees and expenses. In a concurrent private placement, we issued to the purchasers in the registered direct offering, warrants to purchase up to 1,706,484 shares of our common stock. Such warrants have an exercise price of $1.34 per share and an expiration date of August 12, 2024. In connection with this offering, we issued the placement agent warrants to purchase up to 110,922 shares of our common stock at an exercise price of $1.8313 and an expiration date of February 7, 2024.

Exercise of Warrants

During the period ended March 31, 2019, an institutional investor exercised 697,500 pre-funded warrants for approximately $0.1 million of net proceeds. Such pre-funded warrants were issued to the institutional investor pursuant to our securities purchase agreement with the investor, dated as of November 29, 2018.

For the period ending March 31, 2019, after giving effect to fees, commissions and other expenses of approximately $0.7 million, we recorded net proceeds of $3.0 million in connection with the transactions described above.

2018

During the period ending March 31, 2018, we sold 123,266 shares of our common stock pursuant to the At-The-Market Sales Agreement with BTIG, LLC dated March 17, 2017, for aggregate net proceeds of $1.8 million.

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support clinical development of our Pulmazole program through completion of a Phase 2 trial which is expected to conclude during the second quarter of 2020. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K except as set forth below. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

Significant disruptions of information technology systems, including cloud-based systems, or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Our computer and information technology systems, and those of our collaborators, service providers and contractors, are potentially vulnerable to breakdown, malicious intrusion, malware, computer viruses, natural disasters, terrorism, war, and telecommunication and electrical failures that may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. In addition, we rely on our collaborators, service providers and contractors to establish and maintain appropriate information technology systems and data security protections. However, except for contractual duties and obligations, we have limited ability to control their actions related to such matters. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of clinical study data from completed, ongoing or planned clinical trials could result in delays in potential regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

In addition, our computer and information technology systems, as well as those of our collaborators, service providers and contractors, are potentially vulnerable to data security breaches, whether by employees, contractors, consultants, malware, phishing attacks, or other cyber-attacks, that may expose confidential information, intellectual property, proprietary business information or personal information to unauthorized persons. If a data security breach affects our systems or those of third parties upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information by our collaborators, service providers, contractors or us, our reputation could be materially damaged and we could be subject to significant fines, increased costs or loss of revenue. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable. These may include state breach notification laws, and the EU General Data Protection Regulation (EU) 2016/679, or GDPR. Accordingly, a data security breach or privacy violation that leads to unauthorized access to, disclosure or modification of personal information (including protected health information), that prevents access to personal information or materially compromises the privacy, security, or confidentiality of the personal information, could result in fines, increased costs or loss of revenue as a result of:

•	harm to our reputation;

•	fines or penalties imposed on us by regulatory authorities;

•	additional compliance obligations or enforcement measures under federal, state or foreign laws;

•	remediation and corrective action we undertake as required by law or as otherwise necessary;

•	litigation and potential civil or criminal liability; and

•	requirements to verify the accuracy of affected data.

Cyber-attacks could also include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient, and we may be unable to recover lost funds.

If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our computer and information technology systems, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we or our collaborators, service providers or contractors may be unable to anticipate these techniques or to implement adequate preventative measures. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers and contractors must comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: May 15, 2019	By:	/s/ Robert W. Clarke
Robert W. Clarke
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 7, 2018).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 6, 2019).

3.4	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Underwriter Warrant issued in connection with the January 31, 2019 public offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2019).

4.2	Form of Underwriter Warrant issued in connection with the February 4, 2019 public offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2019).

4.3	Form of Common Warrant issued in connection with the February 12, 2019 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2019).

4.4	Form of Placement Agent Warrant issued in connection with the February 12, 2019 registered direct offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2019).

10.1	Form of Securities Purchase Agreement in connection with the with the February 12, 2019 registered direct offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2019).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.