Form 10-K/A
period 2018-12-31
Pulmatrix, Inc.
filed 2019-07-24
CIK 1574235

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

i

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Pulmatrix, Inc. (the “Company”) for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2019 (the “Original Filing”). This Amendment No. 1 is being filed to amend and restate Items 11, 12 and 13 of Part III of the Original Filing.

•

Item 11 of Part III is being amended and restated to remove James Roach, M.D. as a named executive officer of the Company, who was mistakenly included as a named executive officer as a result of an error calculating compensation, and to identify Teofilo David Raad, who would have been a named executive officer for the fiscal year ended December 31, 2018, if Mr. Roach’s compensation were calculated correctly, as a named executive officer and to provide disclosure required under Item 402 of Regulation S-K under the Securities Act of 1933, as amended, regarding Mr. Raad’s compensation.

•

Item 12 of Part III is being amended and restated to provide a revised disclosures under “Equity Compensation Plan Information” to (i) reflect the rounding adjustments made after the filing of the Original Filing that resulted from the reverse stock split effected on February 3, 2019, to the number of securities to be issued upon exercise of outstanding options, warrants and rights, and (ii) correct a typo in footnote (3) in the total number of shares of our common stock available for issuance following the January 1, 2019, increase pursuant to the “evergreen” provision.

•

Item 12 of Part III is also being amended and restated to report under “STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” 30,700 shares of common stock purchased by Mark Iwicki, the Company’s chairman of the board of directors, and 2,000 shares of common stock purchased by Matthew L. Sherman, M.D., the Company’s director, in an underwritten public offering of common units and pre-funded units which closed on April 3, 2018, which were inadvertently omitted from the Original Filing. The “Number of Shares Beneficially Owned” and “Beneficially Owned as a result of stock ownership” for each of Mr. Iwicki and Dr. Sherman were updated to include the omitted shares, and as a result, the “Number of Shares Beneficially Owned,” “Percentage of Shares Outstanding” and “Beneficially Owned as a result of stock ownership” for all directors and executive officers as a group were also updated.

•

Item 13 of Part III is being amended and restated to provide the disclosure required under Item 404(d) of Regulation S-K under the Securities Act of 1933, as amended, under “Transactions with Related Persons”, regarding purchase of common units by Mr. Iwicki, Polaris funds and ARCH Venture Fund VII, L.P. in the underwritten public offering of common units and pre-funded units which closed on April 3, 2018, which were inadvertently omitted from the Original Filing.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including with this Amendment No.1 new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Accordingly, this Amendment No. 1 consists of a cover page, this Explanatory Note, a revised Item 11, Item 12 and Item 13 of Part III, an updated Exhibit Index under Item 15 of Part IV and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment No. 1. In this Amendment No. 1, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Pulmatrix, Inc. Other defined terms used in this Amendment No. 1 but not defined herein shall have the meaning specified for such terms in the Original Filing.

ii

All statements in this Amendment No.1 that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements.

We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

iii

PART III

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Information

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the last completed fiscal year; and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2018, with compensation of $100,000 or more (our “Named Executive Officers”) for the year ended December 31, 2018:

Name	Position
Robert W. Clarke, Ph.D.	President, Chief Executive Officer, Director
William Duke, Jr.	Chief Financial Officer
Teofilo David Raad	Chief Business Officer

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal year ended December 31, 2018 and the fiscal year ended December 31, 2017.

Name and Principal Position	Year	Salary	Incentive Compensation		Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation		Total
		($)	($)		($)	($) (1)	($)	($)	($)		($)
Robert W. Clarke, Ph.D.	2018	434,074	176,516	(2)		634,012			6,022	(3)	1,250,624
(Chief Executive Officer)	2017	407,862	82,484	(4)		305,011			5,776	(5)	801,133

William Duke, Jr.	2018	338,226	120,874	(2)		269,455			6,022	(3)	734,577
(Chief Financial Officer)	2017	313,337	55,447	(4)		144,013			5,776	(5)	518,573

Teofilo Raad (6)	2018	345,135	121,396	(2)		234,904			6,022	(3)	707,457
(Chief Business Officer)	2017	215,769	39,938	(4)		594,589			4,663	(7)	854,959

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

(2)	Represents incentive compensation earned.
(3)	Represents Company 401(k) plan contributions of $5,500 and payment made by the Company for life, AD&D and LTD premiums in the amount of $522.
(4)	Represents incentive compensation payments made.
(5)	Represents Company 401(k) plan contributions of $5,300 and payment made by the Company for life, AD&D and LTD premiums in the amount of $476.
(6)	Began to serve on May 1, 2017.
(7)	Represents Company 401(k) plan contributions of $4,315 and payment made by the Company for life, AD&D and LTD premiums in the amount of $348.

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

Employee Benefits and Perquisites

Dr. Clarke and Messrs. Duke and Raad are eligible to participate in our health and welfare plans, including: medical and dental benefits, short-term and long-term disability insurance, and life insurance.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2018:

Outstanding Equity Awards at Fiscal Year End Table

2018

Option Awards

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert W. Clarke, Ph.D.	267	(1)	—	—	22.10	02/10/2020
	242	(1)	—	—	22.10	05/24/2020
	1,186	(1)	—	—	22.10	06/15/2021
	2,371	(1)	—	—	20.30	06/08/2022
	17,101	(1)	—	—	20.30	09/18/2022
	6,563	(1)	—	—	18.80	10/11/2023
	40,791	(1)	—	—	118.00	06/16/2025
	4,435	(1)	—	—	110.00	06/24/2025
	22,525	(2)	9,276	—	28.00	02/03/2026
	6,956	(2)	8,945	—	27.80	03/20/2027
	74,996	(3)	125,004	—	4.68	06/05/2028
William Duke, Jr.	20,582	(3)	2,941	—	110.00	06/24/2025

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
	10, 639	(3)	4,381	—	28.00	02/03/2026
	3,286	(3)	4,225	—	27.80	03/20/2027
	31,874	(3)	53,127	—	4.68	06/05/2028
Teofilo Raad	13,086	(2)	19,965	—	27.00	05/01/2027
	27,789	(3)	46,312	—	4.68	06/05/2028

(1)	Fully vested.
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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders (1)	975,569	$24.14	272,222
Equity compensation plans not approved by security holders (2)	—	—	—

Total	975,569	$24.14	272,222

(1)	Represents shares available for issuance under the 2013 Plan.
(2)

Excludes 49,108 shares of our common stock issuable upon outstanding options granted under equity compensation plans granted under the Original 2013 Plan and the 2003 plan. No additional awards may be issued under the Original 2013 Plan nor the 2003 Plan. As of December 31, 2018, there were 9,521 options with a weighted average exercise price of $18.75 per share outstanding pursuant to the Original 2013 Plan. As of December 31, 2018, there were 39,587 options with a weighted average exercise price of $21.02 per share outstanding pursuant to the 2003 Plan.

(3)

The number of authorized shares under the 2013 Plan is subject to annual increases based upon an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year beginning in calendar year 2016. The annual increase in the number of shares shall be equal to: (i) five percent (5%) of the number of shares of our common stock outstanding as of such date; or (ii) an amount determined by our Board. On January 1, 2019, under the 2013 Plan’s “evergreen” provision, the number of shares of our common stock available for issuance increased by 246,637 shares to a total of 1,496,637 shares.

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

Name	Number of Shares Beneficially Owned (1)(2)	Percentage of Shares Outstanding (1)(2)	Beneficially Owned as a result of stock ownership (1)(2)	Beneficially Owned as a result of stock option ownership (1)(2)	Beneficially Owned as a result of warrant ownership (1)(2)
Directors and Officers
Robert W. Clarke, Ph.D.	200,065	2.43%	2,320	197,745	—
William E. Duke, Jr.	76,654	*	—	76,654	—
Steven Gillis, Ph.D.	467,011	5.73%	343,646	8,365	115,000
Michael J. Higgins (3)	10,129	*	—	10,129	—
Mark Iwicki	74,848	*	30,700	13,448	30,700
Terrance G. McGuire (4)	641,392	7.87%	518,025	8,365	115,002
Amit D. Munshi	6,087	*	—	6,087	—
Teofilo Raad	49,796	*	—	49,796	—
James Roach, M.D.	49,460	*	—	49,460	—
Matthew L. Sherman, M.D.	10,453	*	2,000	6,453	2,000
All directors and executive officers as a group of ten persons	1,585,895	18.19%	896,691	426,502	262,702
Five Percent (5%) Stockholders
Polaris (5)	633,027	7.78%	518,025	—	115,002
ARCH Venture Fund	458,646	5.63%	343,646	—	115,000

*	Less than 1%.
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

Transactions with Related Persons

On April 3, 2018, we completed an underwritten public offering for a total of (i) 1,566,000 common units, with each common unit being comprised of one share of our common stock, one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock, and (ii) 784,000 pre-funded units, with each pre-funded unit being comprised of one Pre-funded Warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. The offering price to the public was $6.50 per common unit and $6.40 per pre-funded unit. The Series A Warrants included in the common units and the pre-funded units were immediately exercisable at a price of $6.50 per share of common stock, subject to adjustment in certain circumstances, and expired six months from the date of issuance. The Series B Warrants included in the common units and the pre-funded units are immediately exercisable at a price of $7.50 per share of common stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The pre-funded units were issued and sold to purchasers whose purchase of units in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock immediately following the consummation of the offering, if the purchaser so chooses in lieu of common units that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of our outstanding common stock (or at the election of the purchaser, 9.99%). Each Pre-Funded Warrant contained in a pre-funded unit is exercisable for one share of our common stock at an exercise price of $0.10 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

The purchasers in the offering included the following related persons:

(1) Mark Iwicki, the chairman of our board of directors, purchased 30,700 units, for a purchase price of $199,550.

(2) PVP V, PVPEF V, PVPFF V, PVPSFF V, PVP IV and PVPEF IV purchased 76,999, 1,501, 528, 770, 34,556 and 648 common units, respectively, for an aggregate purchase price of $747,500. At the time of the underwritten public offering, Polaris funds beneficial owned more than 5% of our common stock. Mr. McGuire, our director, is one of the managing members of each of PVM IV and PVM V.

(3) ARCH Venture Fund VII purchased 115,000 common units for an aggregate purchase price of $747,500. At the time of the underwritten public offering, ARCH Venture Fund VII beneficial owned more than 5% of our common stock. Dr. Gillis, our director, owns an interest in ARCH Venture Fund VII.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015.		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015.		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018.		8-K (Exhibit 3.1)	06/07/18	001-36199

4.1	Form of Specimen Stock Certificate.		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Securities Escrow Agreement, dated June 12, 2015, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc. and VStock Transfer, LLC, as Escrow Agent.		Form 10-Q (Exhibit 4.1)	08/14/15	001-36199

4.3	Form of Representative’s Warrant Agreement.		Form S-1 (Exhibit 4.2)	02/24/14	333-190476

4.4	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.5	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015.		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.6	Form of Series A Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1 (Exhibit 4.6)	03/28/18	333-223630

4.7	Form of Series B Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1 (Exhibit 4.8)	03/28/18	333-223630

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

4.8	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1 (Exhibit 4.7)	03/28/18	333-223630

4.9	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.1)	12/03/18	001-36199

4.10	Form of Common Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.2)	12/03/18	001-36199

10.1	Form of Subscription Agreement		Form 8-K (Exhibit 10.1)	06/12/15

10.2*	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Robert W. Clarke, Ph.D.		Form 8-K (Exhibit 10.4)	06/16/15	001-36199

10.3*	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and David L. Hava, Ph.D.		Form 8-K (Exhibit 10.5)	06/16/15	001-36199

10.4*	Executive Employment Agreement, dated June 24, 2015, by and between Pulmatrix, Inc. and William Duke, Jr.		Form 10-Q (Exhibit 10.4)	08/14/15	001-36199

10.5*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan.		Form 8-K (Exhibit 10-6)	06/16/15	001-36199

10.6*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan.		Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.7*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan.		Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.8	Joinder Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.2)	06/16/15	001-36199

10.9	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.		Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.11*	Executive Employment Agreement, dated October 30, 2017, by and between Pulmatrix, Inc. and James Roach		Form 8-K (Exhibit 10.1)	11/03/17	001-36199

10.12	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018		Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.13	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	12/03/18	001-36199

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg Number

10.14*	Executive Employment Agreement, dated April 28, 2017, by and between Pulmatrix, Inc. and Teofilo Raad

21.1^	List of Subsidiaries.		Form 10-K (Exhibit 21.1)	03/13/18	001-36199

23.1^	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K.

31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

#

Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

*	These exhibits are management contracts
^	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with the Original Filing, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: July 24, 2019	By:	/s/ Teofilo David Raad
Teofilo David Raad
Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)