Form 10-Q
period 2019-06-30
Pulmatrix, Inc.
filed 2019-08-05
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 1, 2019, the registrant had 19,624,560 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At June 30, 2019	At December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,817	$2,563
Prepaid expenses and other current assets	1,114	717

Total current assets	32,931	3,280
Property and equipment, net	335	394
Long-term restricted cash	204	204
Goodwill	3,577	10,845

Total assets	$37,047	$14,723

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	543	1,183
Accrued expenses	1,231	1,696
Deferred revenue	10,979	—

Total current liabilities	12,753	2,879
Deferred revenue, net of current portion	6,202	——

Total liabilities	18,955	2,879

Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value—500,000 authorized and 0 issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized; 19,624,560, and 4,932,723 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	2	—
Additional paid-in capital	225,655	206,409
Accumulated deficit	(207,565)	(194,565)

Total stockholders’ equity	18,092	11,844

Total liabilities and stockholders’ equity	$37,047	$14,723

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$4,819	$—	$4,819	$153

Operating expenses
Research and development	3,164	4,013	5,340	7,234
General and administrative	3,128	2,115	5,115	4,161
Impairment of goodwill	6,474	—	7,268	—

Total operating expenses	12,766	6,128	17,723	11,395

Loss from operations	(7,947)	(6,128)	(12,904)	(11,242)
Interest expense	—	(80)	—	(186)
Other income/(expense), net	103	20	(96)	19

Net loss	$(7,844)	$(6,188)	$(13,000)	$(11,409)

Net loss per share, basic and diluted	$(0.41)	$(1.34)	$(0.99)	$(3.35)

Weighted average shares of common stock used to compute basic and diluted net loss per share	19,216,172	4,610,205	13,114,242	3,405,644

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2019 and 2018

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance — January 1, 2019	4,932,723	$—	$206,409	$(194,565)	$11,844
Adjustment for reverse stock split	2,717	—	—	—	—
Issuance of common stock, net of issuance costs	2,394,955	1	2,978	—	2,979
Exercise of pre-funded warrants	697,500	—	70	—	70
Stock-based compensation	—	—	459	—	459
Net loss	—	—	—	(5,156)	(5,156)

Balance — March 31, 2019	8,027,895	1	$209,916	(199,721)	10,196
Issuance of common stock, net of issuance costs	3,319,553	—	14,566	—	14,566
Exercise of pre-funded warrants	8,277,112	1	82	—	83
Stock-based compensation	—	—	1,091	—	1,091
Net loss	—	—	—	(7,844)	(7,844)

Balance — June 30, 2019	19,624,560	$2	$225,655	$(207,565)	$18,092

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance — January 1, 2018	2,104,750	$—	$184,139	$(174,002)	$10,137
Issuance of common stock, net of issuance costs	123,266	—	1,847	—	1,847
Stock-based compensation	—	—	765	—	765
Net loss	—	—	—	(5,221)	(5,221)

Balance — March 31, 2018	2,228,016	—	186,751	(179,223)	7,528
Issuance of common stock, net of issuance costs	1,681,000	—	14,449	—	14,449
Exercise of pre-funded warrants	783,707	—	76	—	76
Stock-based compensation	—	—	933	—	933
Net loss	—	—	—	(6,188)	(6,188)

Balance — June 30, 2018	4,692,723	$—	$202,209	$(185,411)	$16,798

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,000)	$(11,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	118
Stock-based compensation	1,550	1,698
Impairment of goodwill	7,268	—
Deferred rent	(11)	—
Non-cash interest expense	—	55
Non-cash debt issuance expense	—	3
Fair value adjustment on derivative liability	—	(1)
(Gain)/Loss on disposal of property and equipment	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(397)	77
Accounts payable	(640)	1,050
Accrued expenses	(454)	334
Deferred revenue	17,181	—

Net cash provided by (used in) operating activities	11,591	(8,075)

Cash flows from investing activities:
Purchases of property and equipment	(35)	(2)

Net cash used in investing activities	(35)	(2)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	17,545	16,372
Proceeds from the exercise of pre-funded warrants	153	—
Term loan principal payments	—	(3,259)
End of term payments	—	(245)

Net cash provided by financing activities	17,698	12,868

Net increase in cash and cash equivalents	29,254	4,791
Cash, cash equivalents and restricted cash — beginning of period	2,767	3,754

Cash, cash equivalents and restricted cash — end of period	$32,021	$8,545

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Nevada corporation and converted to a Delaware corporation in September 2013. On June 15, 2015, the Company completed a merger with Pulmatrix Operating Company, Inc. changed its name from Ruthigen, Inc. to “Pulmatrix, Inc.” and relocated its corporate headquarters to Lexington, Massachusetts. The Company is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory diseases and infections with significant unmet medical needs.

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

Liquidity

At June 30, 2019, the Company had unrestricted cash and cash equivalents of $31,817 and working capital of $20,178. The Company had incurred recurring losses and as of June 30, 2019 had an accumulated deficit of $207,565. During the six months ended June 30, 2019, the Company had used approximately $11,591 in its operating activities.

During the six months ended June 30, 2019, the Company raised an aggregate of $17,698 in net proceeds through the sale of its common stock and the exercise of pre-funded warrants (note 7). On April 15, 2019, the Company entered into a material definitive agreement with Cipla Technologies, LLP (“Cipla”) and $22,000 was received pursuant to the terms of the agreement (note 6).

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K filed with the SEC on February 19, 2019.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, recognition of research and development and license revenues, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, checking accounts and money market accounts. Restricted cash consists of cash deposited with a financial institution for $204.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets that sum to the total of the same amounts in the statement of cash flows.

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$31,817	$8,341
Restricted Cash	204	204

Total cash, cash equivalents and restricted cash in the statement of cash flows	$32,021	$8,545

Significant Accounting Policies

In the six months ended June 30, 2019, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2018, which are included in the Company’s current report on Form 10-K.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers). The amendments are effective for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has early adopted ASU 2018-18 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

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

As of June 30, 2019, the Company’s common stock value declined, accordingly, the Company determined that its carrying value is in excess of its fair value and as such, recorded an impairment charge of $6,474 and revalued goodwill to $3,577.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At June 30, 2019	At December 31, 2018
Prepaid Insurance	$377	$243
Prepaid Clinical Trials	513	419
Prepaid Other	211	27
Deferred Operating Costs	13	28

Total prepaid expenses and other current assets	$1,114	$717

4. Property and Equipment, net

Property and equipment consisted of the following:

	At June 30, 2019	At December 31, 2018
Laboratory equipment	$1,538	$1,529
Computer equipment	191	185
Office furniture and equipment	217	217
Leasehold improvements	579	579
Construction in progress	14	——

Total property and equipment	2,539	2,510
Less accumulated depreciation and amortization	(2,204)	(2,116)

Property and equipment, net	$335	$394

Depreciation and amortization expense for the three months and six months ended June 30, 2019, was $45 and $95, respectively. Depreciation and amortization expense for the three months and six months ended June 30, 2018, was $58 and $118, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	At June 30, 2019	At December 31, 2018
Accrued vacation	$82	$59
Accrued wages and incentive	369	915
Accrued clinical & consulting	216	517
Accrued legal & patent	171	67
Deferred rent	56	67
Accrued other expenses	337	71

Total accrued expenses	$1,231	$1,696

6. Collaborations

On April 15, 2019 (“Effective Date”), the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies, LLC. for the worldwide development and commercialization of Pulmazole (the “Product”), an inhaled formulation of the anti-fungal drug itraconazole (developed using iSPERSE technology designed to treat allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma.

Pursuant to the Cipla Agreement, the Company is responsible for the development of the Product in accordance with the development plan, which includes completion of the Phase 2 ABPA study, as well as any additional Phase 2/2b and/or Phase 3 clinical studies that may be required for regulatory approval. In addition, the Company will be responsible for submission of investigational new drug (“IND”) applications, annual reports and other regulatory filings to the extent required to conduct the development activities, including any clinical studies. Subsequent to regulatory approval of the Product for marketing in the U.S. or in any other country, Cipla will be responsible for the implementation of the commercialization plan, including all activities, arrangements and other matters related to commercialization.

The Company received a non-refundable upfront payment of $22 million under the Cipla Agreement (the “Upfront Payment”). Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to Pulmonary Indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE technology. A portion of the Upfront Payment was deposited by the Company into a bank account, along with an equal amount from the Company, and will be dedicated to the development of the Product (the “Initial Development Funding”). After the Initial Development Funding is depleted, the Company and Cipla will each be responsible for 50% of the development costs actually incurred (the “Co-Development Phase”).

The Company and Cipla have established a joint steering committee (the “JSC”). The JSC will, among other powers and responsibilities, direct the further development and commercialization activities, including all budgetary activities in relation to the Product. The JSC will oversee the performance of the Company and Cipla under the Cipla Agreement and will provide a forum for sharing advice, progress and results relating to such activities. The JSC is also responsible for reviewing and approving the development plan developed by the Company, and the commercialization plan developed by Cipla.

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement, the JSC will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and the Company. In any event, either the Company or Cipla may elect to terminate (a “Terminating Party”) its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at fair market value. If both the Company and Cipla abandon the development program, the Company and Cipla shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary Indications. The Company and Cipla will equally share the proceeds.

The Cipla Agreement also contains customary representations, warranties and covenants by both parties, as well as customary provisions relating to indemnification, confidentiality and other matters.

Accounting Treatment

The Company concluded that because both it and Cipla are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, the Company’s collaboration with Cipla is within the scope of ASC 808 Collaborative Arrangements (“ASC 808”) for accounting purposes. Contemplating the guidance of ASU 2018-18, the Company concluded that because Cipla contracted with the Company to obtain research and development services and an irrevocable license to the Assigned Assets, each of which is an output of the Company’s ordinary activities in exchange for consideration, Cipla is a customer. Therefore, in order to determine the appropriate treatment for the research and development services and the license grant, the Company has applied the guidance in ASC 606 Revenue from Contracts with Customers (“ASC 606”) to account for and present consideration received from Cipla. Accordingly, the Company identified the following material promises under the arrangement: (1) the research and development services for the Product and (2) an irrevocable license to the Assigned Assets. The Company determined that the research and development services and license to the Assigned Assets are considered highly interdependent and highly interrelated and combined into a single performance obligation because it is impossible for Cipla to benefit from the license to the Assigned Assets without the performance by Pulmatrix of the research and development services. Such research and development services are highly specialized and proprietary to Pulmatrix and therefore not available to Cipla from any other third party.

The Company determined the total transaction price to be $22 million. Any consideration related to the Co-Development Phase has not been included in the transaction price as such amounts are subject to the variable consideration constraint. Additionally, upon Commercialization, Cipla and the Company will share equally, both positive and negative total free cash-flows earned by Cipla in respect of the Product. However, the Company has not included such free cash-flows in the transaction price as these milestones are constrained until after the commercialization of the Product.

Revenue associated with the combined research and development services for the Product and the irrevocable license to the Assigned Assets is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

None of the performance obligations have been fully satisfied as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized $4.8 million in revenue in the Company’s condensed consolidated statements of operations under the Cipla Agreement. The Company received the $22.0 million Upfront Payment, and $4.8 million of revenue was recognized during the three and six months ended June 30, 2019. The aggregate amount of the transaction price related to the Company’s unsatisfied performance obligations and recorded $17.2 million in deferred revenue, of which $11.0 million is current. The Company expects to recognize the deferred revenue according to costs incurred, over the remaining research term, which is expected to be up to three years as of June 2019.

7. Common Stock

2019

Public Offering

On April 8, 2019, the Company closed its underwritten public offering in which, pursuant to the underwriting agreement entered into between the Company and H.C. Wainwright & Co., LLC, as representative of the underwriters, dated April 3, 2019, the Company issued and sold an aggregate of (i) 1,719,554 common units, with each common unit being comprised of one share of the Company’s common stock, par value $0.0001 per share and one warrant to purchase one share of common stock and (ii) 8,947,112 pre-funded units with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock. The public offering price was $1.35 per common unit and $1.34 per pre-funded unit. The common warrants have an exercise price of $1.35 per share.

In addition, on April 8, 2019, the Company closed on the sale of an additional 1,599,999 common units purchased pursuant to the exercise in full of the underwriter’s option to purchase additional securities. Each common unit contains one share of common stock and one common warrant to purchase a share of common stock.

During the three months ended June 30, 2019, pre-funded warrants issued in this offering were exercised and 8,277,112 shares of common stock were issued with net proceeds of $83.

Warrants were also issued to the underwriters to purchase 797,334 shares of common stock at an exercise price of $1.6875 per share. Both the common and underwriter warrants have an exercise term of five years and are exercisable immediately following their issuance.

After giving effect to the exercise of the Underwriters’ overallotment option and the exercise of 8,277,112 pre-funded warrants, the gross aggregate proceeds from the offering on April 8 was $16,553, prior to deducting underwriting discounts and commissions and other estimated offering expenses. The Company agreed to pay H.C. Wainwright & Co, LLC a commission of 7% of the gross proceeds. The Company also agreed to pay or reimburse certain expenses on behalf of H.C. Wainwright. A total of $1,904 of commissions and other issuance costs were associated with the public offering.

For the three months ending June 30, 2019, after giving effect to fees, commissions and other expenses of approximately $1,904, the Company recorded net proceeds of $14,649 in aggregate for the sale of the public offering and the pre-funded warrant exercises.

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

Exercise of Warrants

During the three months ended March 31, 2019, 697,500 pre-funded warrants, which were issued as part of the November 2018 securities purchase agreement with an institutional investor, were exercised and the Company recorded $70 in net proceeds.

For the three months ending March 31, 2019, after giving effect to fees, commissions and other expenses of approximately $691, the Company recorded net proceeds of $3,049 in aggregate for the sale of the CMPOs, the registered direct offering and the pre-funded warrant exercises.

For the six months ending June 30, 2019, after giving effect to fees, commissions and other expenses of approximately $2,595, the Company recorded net proceeds of $17,698 in aggregate for the sale of the public offering, CMPOs, the registered direct offering and the pre-funded warrant exercises. The Company intends to use the net proceeds for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

2018

Public Offering

On April 3, 2018, the Company closed its previously announced an underwritten public offering in which, pursuant to the underwriting agreement entered into between the Company and Oppenheimer & Co. Inc., as representative of the underwriters, dated March 28, 2018, the Company issued and sold (i) 1,566,000 common units, with each common unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, one Series A warrant to purchase one share of common stock and one Series B warrant to purchase one share of common stock, and (ii) 784,000 pre-funded units, with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. The public offering price was $6.50 per common unit and $6.40 per pre-funded unit, and the gross proceeds received by the Company on April 3, 2018 pursuant to such sales were $15,197, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

In addition, on April 4, 2018, the Company closed on the sale of 115,000 additional common units pursuant to the underwriters’ option, under the underwriting agreement, to purchase up to an additional 115,000 common and pre-funded units, which were exercised in full. After giving effect to the exercise of the Underwriters’ overallotment option, the gross aggregate proceeds from the offering on April 3 and 4 were $15,944, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

All of the pre-funded warrants issued in the offering were exercised in April 2018 and, as 15,000 were exercised on a cashless basis, resulted in the issuance of an additional 783,707 shares of common stock with gross proceeds of $78.

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

The Company agreed to pay Oppenheimer & Co., Inc. a commission of (a) 7% of the gross proceeds raised up to $5,000 and (b) 6.5% of the gross proceeds raised in excess of $5,000. The Company also agreed to pay or reimburse certain expenses on behalf of Oppenheimer. A total of $1,497 of commissions and other issuance costs were associated with the public offering.

The net proceeds to the Company from the Offering of the common units and pre-funded units were approximately $14,525, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

At-the-Market Offering

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) to act as the Company’s sales agent with respect to the issuance and sale of up to $11,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering. Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus. BTIG acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Global Market. If expressly authorized by the Company, BTIG may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of this offering in an escrow, trust or similar account.

BTIG is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During the six-month period ended June 30, 2018, the Company sold 123,266 shares of its common stock under the Sales Agreement at an average selling price of approximately $15.40 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

8. Warrants

A rollforward of the common stock warrants outstanding at June 30, 2019 is as follows.

	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	4,428,444		$10.78		$—
Adjustment for Reverse Stock Split	16	$
Warrants issued	14,926,161		$1.37
Pre-funded warrants issued	8,947,112		$0.01
Pre-funded warrants exercised	(8,974,612)		$0.01
Expirations	(3,926)		$226.60

Outstanding June 30, 2019	19,323,195		$3.48	4.52	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

	Classification	Exercise Price	Expiration Date	Number of Shares Underlying Warrants
				For the Period Ended June 30,
Issue Date				2019	2018
April 8, 2019	Equity	$0.01	-----	670,000	—
April 8, 2019	Equity	$1.35	April 8, 2024	12,266,665	—
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	—
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	—
February 12, 2019	Equity	$1.34	August 12, 2024	1,706,484	—
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	—
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	—
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	—
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	4,815,000
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	230,000
August 31, 2015	Equity	$118.00	August 31, 2020	3,000	3,000
June 15, 2015	Equity	$75.50	May 6, 2024	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	2,515	2,515
June 15, 2015	Equity	$83.50	Mar 21, 2019	—	3,926
Adjustment for Reverse Stock Split				—	(5)

Total Outstanding				19,323,195	5,258,444

9. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of June 30, 2019, the 2013 Plan provides for the grant of up to 12,500,000 shares of common stock, of which 59,043 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of June 30, 2019, a total of 43,768 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

During the three and six months ended June 30, 2019, the Company granted 561,600 options to employees and 90,000 options to directors. At the date of grant, the fair value of the options was $393 and $63 respectively. No options were granted to consultants during the period. The stock options granted vest over either 36 or 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company and as defined in the grant agreement, Time Based Options vest in one of the following ways: (i) 25% on the first anniversary of the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date, (ii) 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date or (iii) in 48 equal monthly installments beginning on the monthly anniversary of the vesting start date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2019	972,569	$23.85		$—
Granted	651,600	$1.06
Exercised	—	$—
Forfeited or expired	(197,124)	$23.18

Outstanding — June 30, 2019	1,427,045	$13.54	8.81	$—

Exercisable — June 30, 2019	607,879	$28.24	7.72	$—

Vested and expected to vest — June 30, 2019	1,420,302	$13.58	8.81	$—

The estimated fair values of employee stock options granted during the three and six months ended June 30, 2019 and 2018, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2019	2018
Expected option life (years)	6.02	5.58
Risk-free interest rate	2.22%	2.77%
Expected volatility	74.14%	79.68%
Expected dividend yield	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. As of June 30, 2019, there was $1,563 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.1 years.

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$18	$306	$67	$516
General and administrative	1,073	627	$1,483	$1,182

Total stock based compensation expense	$1,091	$933	$1,550	$1,698

10. Other Income/(Expense), net

For the three months ended June 30, 2019, other income/(expense), net is primarily comprised of $103 of interest income.

For the six months ended June 30, 2019, other income/(expense), net is primarily comprised of a settlement charge of $200 partially offset by $106 of interest income.

For both the three and six months ended June 30, 2018, other income/(expense), net is primarily comprised of interest income.

11. Income Taxes

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

12. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months and six months ended June 30, 2019 and 2018 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of June 30,
	2019	2018
Options to purchase common stock	1,427,045	1,039,617
Warrants to purchase common stock	18,653,195	5,258,444

13. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2019	$338
2020	698

Total	$1,036

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation, and its subsidiaries.

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

Recent Developments

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole, our inhaled iSPERSE drug delivery system enabled formulation of the antifungal drug, itraconazole, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma.

Pursuant to the Cipla Agreement, Cipla made an initial upfront payment of $22 million to us in exchange for an irrevocable assignment of all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets with respect to Pulmazole, specifically in relation to pulmonary indications (the “Assigned Assets”) which Cipla will then irrevocably licensed back to us only for non-pulmonary application. As a condition precedent to signing agreement, we demonstrated to Cipla that we had at least $15 million of unencumbered cash available for the development of Pulmazole. Pursuant to the terms of the agreement, we dedicated $24 million of cash to the development of Pulmazole. The $24 million is expected to fund the development of Pulmazole beyond the completion of the initiated Phase 2 study. After such $24 million is exhausted, each of us and Cipla will bear 50% of any costs incurred with respect to the development, regulatory and commercialization costs of Pulmazole. The parties will share equally the total free cash flow in relation to commercialization of Pulmazole. Pulmatrix will remain primarily responsible for the execution of the clinical development of Pulmazole, and Cipla will be responsible for the global commercialization of the product.

Revenue associated with the combined research and development services for the Product and the irrevocable license to the Assigned Assets is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

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

We will not generate product sales unless, and until, we successfully complete clinical developments and obtain regulatory approvals for our product candidates. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities, and we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, potentially including collaborative commercial arrangements. Likewise, we intend to seek to limit our commercialization costs by partnering with other companies with complementary capabilities or larger infrastructure including sales and marketing.

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

Financial Overview

Revenues

To date, we have not generated any product sales. Our 2019 revenue resulted from the portion of the upfront payment received and recognized as part of the Cipla Agreement. Our 2018 revenue resulted from an award from Cystic Fibrosis Foundation Therapeutics (“CFFT”), the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to support the development of Pulmazole for the treatment of ABPA in patients with asthma and cystic fibrosis.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately 67% of staff, are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Interest Expense

We incurred interest expense associated with a term loan executed in June 2015. The term loan was paid in its entirety as of June 30, 2018.

Other Income/(Expense), net

The 2019 other income/(expense), net is comprised of a settlement charge which is net of interest income on cash deposits and gains and/or losses resulting from disposal of fixed assets.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our annual report on Form 10-K filed with the SEC on February 19, 2019, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, recognition of research and development and license revenues, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

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

During the six months ended June 30, 2019, our principal source of revenue was income from the amortization of the $22 million upfront payment received as part of the Cipla Agreement.

During the six months ended June 30, 2018, our principle source of revenue was income for reimbursement of clinical study costs as part of a grant received from CFFT.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. As of June 30, 2019, the Company’s common stock value declined, accordingly, the Company determined that its carrying value is in excess of its fair value and as such, recorded an impairment charge of $6,474 and revalued goodwill to $3,577.

Results of Operations

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended June 30,		Change
	2019	2018
Revenue	$4,819	$—	$4,819
Operating expenses
Research and development	3,164	4,013	(849)
General and administrative	3,128	2,115	1,013
Impairment of goodwill	6,474	—	6,474

Total operating expenses	12,766	6,128	6,638

Loss from operations	(7,947)	(6,128)	(1,819)
Interest expense	—	(80)	80
Other income/(expense), net	103	20	83

Net loss	$(7,844)	$(6,188)	$(1,656)

Revenue — For the three months ended June 30, 2019, revenue was $4.8 million compared to no revenue for the three months ended June 30, 2018. The increase in revenue was the result of recognition of income pursuant to the Cipla Agreement.

Research and development expenses — For the three months ended June 30, 2019, research and development expense was $3.2 million compared to $4.0 million for the three months ended June 30, 2018, a decrease of $0.8 million. The decrease was primarily due to decreased spend of $0.8 million on the PUR1800 project, $0.5 million for employment costs, and $0.3 million of stock compensation charges, partially offset by increased spend of $0.8 million on the Pulmazole project.

General and administrative expenses — For the three months ended June 30, 2019, general and administrative expense was $3.1 million compared to $2.1 million for the three months ended June 30, 2018. The increase of $1.0 million was primarily due to $0.5 million of increased stock compensation charges pursuant to accelerated vesting of options of our former chief executive officer, $0.3 million of a royalty payment as required by the terms of the 2017 agreement with CFFT and increased legal expense of $0.2 million relating to the Cipla Agreement.

Impairment of goodwill — For the three months ended June 30, 2019, due to the decline in the company’s common stock value, we recorded a charge of approximately $6.5 million for impairment of goodwill.

Interest expense — For the three months ended June 30, 2019 interest expense was $0 compared to $0.1 million for the three months ended June 30, 2018. Interest expense incurred related to the term loan agreement that we entered in June 2015 which was paid in its entirety by June 30, 2018.

Other income/(expense), net — For the three months ended June 30, 2019 and 2018, other income/(expense) net, was primarily comprised of interest income.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six months ended June 30,		Change
	2019	2018
Revenue	$4,819	$153	$4,666
Operating expenses
Research and development	5,340	7,234	(1,894)
General and administrative	5,115	4,161	954
Impairment of goodwill	7,268	—	7,268

Total operating expenses	17,723	11,395	6,328

Loss from operations	(12,904)	(11,242)	(1,662)
Interest expense	—	(186)	186
Other income/(expense), net	(96)	19	(115)

Net loss	$(13,000)	$(11,409)	(1,591)

Revenue — For the six months ended June 30, 2019, revenue was $4.8 million compared to $0.2 million for the six months ended June 30, 2018. The increase in revenue was the result of recognition of income pursuant to the Cipla Agreement.

Research and development expenses — For the six months ended June 30, 2019, research and development expense was $5.3 million compared to $7.2 million for the six months ended June 30, 2018, a decrease of $1.9 million. The decrease was primarily due to decreased spend of $1.2 million on the PUR1800 project, $0.8 million in employment costs, $0.4 million in stock compensation expense, and $0.2 million in consulting costs, partially offset by $0.7 million of increased spend on the Pulmazole program.

General and administrative expenses — For the six months ended June 30, 2019, general and administrative expense was $5.1 million compared to $4.1 million for the six months ended June 30, 2018, an increase of $1.0 million. The increase was primarily due to $0.3 million of increased stock compensation charges pursuant to accelerated vesting of options of our former chief executive officer, $0.3 million of a royalty payment as required by the terms of the 2017 agreement with CFFT, increased legal expense of $0.3 million relating to the Cipla Agreement and increased employment expenses of $0.1 million.

Impairment of goodwill — For the six months ended June 30, 2019, due to the decline in the company’s common stock value, we recorded charges that totaled approximately $7.3 million for impairment of goodwill.

Interest expense — For the six months ended June 30, 2019, we recorded no interest expense as compared to $0.2 million for the six months ended June 30, 2018. During both periods, interest expense incurred related to the term loan agreement that we entered in June 2015 which was paid in its entirety as of June 30, 2018.

Other income/(expense), net — For the six months ended June 30, 2019, other income/(expense), net was $0.1 million compared with $0 for the six months ended June 30, 2018. The 2019 amount was comprised of a settlement charge of $0.2 million which was partially offset by interest income of $0.1 million. The 2018 amount was primarily comprised of interest income.

Liquidity and Capital Resources

Through June 30, 2019, we have incurred an accumulated deficit of $207.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting research and development and business activities. We have financed our operations since inception primarily through the sale of preferred and common stock and the issuance of convertible promissory notes and term loans. Our total cash and cash equivalents balance as of June 30, 2019 was $31.8 million. In April 2019, the Company received gross proceeds of approximately $16.6 million in connection with the sale of the Units in the Offering. 8,277,112 pre-funded warrants issued in the Offering were exercised and resulted in the issuance shares of common stock and gross proceeds of approximately $0.1 million. In May 2019, $22.0 million was received pursuant to the terms of the Cipla Agreement, which was entered into between the Company and Cipla during April 2019.

We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. The Pulmazole Phase 2 study is fully funded. Development costs for that program beyond the Phase 2 study will be shared with our partner, Cipla.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2019	2018
Net cash provided by/(used) in operating activities	$11,591	$(8,075)
Net cash used in investing activities	(35)	(2)
Net cash provided by financing activities	17,698	12,868

Net increase in cash and cash equivalents	$29,254	$4,791

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $11.6 million, which was primarily the result of a net loss of $13.0 million, offset by $8.9 million of net non-cash adjustments and $15.7 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $7.3 million of goodwill impairment, $1.5 million of stock-based compensation expense and $0.1 million of depreciation and expense. The net cash inflows associated with changes in operating assets and liabilities were primarily due to an increase of $17.2 million of deferred revenue offset by decreases in accounts payable of $0.6 million, in accrued expenses of $0.5 million, and in prepaid expenses and other current assets of $0.4 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and June 30, 2018 were entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $17.7 million, as compared to $12.9 for the six months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2019 resulted from the issuance of common stock net of issuance costs, of $17.5 million, and pre-funded warrant exercises of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2018 resulted from the issuance of common stock, net of issuance costs of $16.4 million, partially offset by $3.5 million of principal and end of term loan payments.

Financings

2019

On April 8, 2019, we closed our firm commitment underwritten public offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into between the Company and H.C. Wainwright & Co., LLC, as representative of the underwriters (the “Underwriters”), dated April 3, 2019, we issued and sold an aggregate of (i) 1,719,554 Common Units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share and one warrant to purchase one share of common stock and (ii) 8,947,112 pre-funded units (the “Pre-Funded Units”) with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase a share of common stock. The public offering price was $1.35 per Common Unit and $1.34 per Pre-Funded Unit. The common warrants have an exercise price of $1.35 per share.

In addition, on April 8, 2019, we closed on the sale of an additional 1,599,999 Common Units purchased pursuant to the exercise in full of the underwriter’s option to purchase additional securities. Each Common Unit contains one share of common stock and one common warrant to purchase a share of common stock. 8,277,112 of the 8,947,112 pre-funded warrants issued in the offering were exercised during the period which resulted in the issuance of an additional 8,277,112 shares of common stock with net proceeds of $83.

We recorded gross proceeds of $16.6 million and after commissions and fees of $1.9 million, the financing resulted in $14.6 million of net proceeds.

2018

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11 million of the Company’s common stock from time to time in an at-the-market public offering. During the six months ended June 30, 2018, the Company sold 123,266 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of $1.8 million.

On March 28, 2018, we entered into an underwriting agreement with Oppenheimer and Co., Inc. relating to the Offering, pursuant to which the Company sold, 1,681,000 common units and 784,000 pre-funded units. All of the pre-funded warrants issued in the Offering were exercised in April 2018 and, as 15,000 were exercised on a cashless basis, resulted in the issuance of an additional 783,707 shares of common stock. Each common unit was comprised of one share of common stock, one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock. Each Pre-Funded Unit was comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. Gross proceeds from the Offering and of the exercise of the pre-funded warrants issued in the Offering, before commissions and fees, were approximately $16.0 million.

Based on our planned use for our existing cash resources, we believe that our available funds will be sufficient to enable us to support clinical development of our Pulmazole program through the issuance of the final report on the Phase 2 trial, preparation costs relating to our planned Phase 2b/3 trial and completion of a toxicology study in support of PUR1800, all of which are expected to conclude during the third quarter, 2020. The funding will not be sufficient to complete additional clinical work for any of the pipeline programs. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 1, 2019).

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.13 to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 1, 2019).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 1, 2019).

4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.12 to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on April 1, 2019).

10.1**	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2019).

10.2**	General Release and Severance Agreement, dated May 16, 2019, by and between the Company and Robert Clarke, Ph.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2019).

10.3	Term Sheet, between Cipla Technologies, LLC and Pulmatrix, Inc., dated as of April 1, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019).

10.4*	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.

10.5**	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form S-8, filed with the SEC on June 4, 2019).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	These exhibits are management contracts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 5, 2019	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)