Form 10-Q
period 2019-09-30
Pulmatrix, Inc.
filed 2019-11-01
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 30, 2019, the registrant had 19,994,560 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At September 30, 2019	At December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,879	$2,563
Prepaid expenses and other current assets	960	717

Total current assets	28,839	3,280
Property and equipment, net	305	394
Long-term restricted cash	204	204
Goodwill	3,577	10,845

Total assets	$32,925	$14,723

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,159	$1,183
Accrued expenses	1,265	1,696
Deferred revenue	9,304	—

Total current liabilities	11,728	2,879
Deferred revenue, net of current portion	6,471	—

Total liabilities	18,199	2,879

Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value—500,000 authorized and 0 issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized; 19,994,560, and 4,932,723 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	2	—
Additional paid-in capital	225,844	206,409
Accumulated deficit	(211,120)	(194,565)

Total stockholders’ equity	14,726	11,844

Total liabilities and stockholders’ equity	$32,925	$14,723

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,406	$—	$6,225	$153

Operating expenses
Research and development	3,297	3,056	8,637	10,290
General and administrative	1,785	1,769	6,900	5,930
Impairment of goodwill	—	—	7,268	—

Total operating expenses	5,082	4,825	22,805	16,220

Loss from operations	(3,676)	(4,825)	(16,580)	(16,067)
Interest income	121	8	227	23
Interest expense	—	—	—	(186)
Settlement expense	—	—	(200)	—
Other income/(expense), net	—	1	(2)	5

Net loss	$(3,555)	$(4,816)	$(16,555)	$(16,225)

Net loss per share, basic and diluted	$(0.18)	$(1.03)	$(1.07)	$(4.23)

Weighted average shares of common stock used to compute basic and diluted net loss per share	20,294,560	4,692,723	15,533,983	3,839,385

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2019 and 2018

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance — January 1, 2019	4,932,723	$—	$206,409	$(194,565)	$11,844
Adjustment for reverse stock split	2,717	—	—	—	—
Issuance of common stock, net of issuance costs	2,394,955	1	2,978	—	2,979
Exercise of pre-funded warrants	697,500	—	70	—	70
Stock-based compensation	—	—	459	—	459
Net loss	—	—	—	(5,156)	(5,156)

Balance — March 31, 2019	8,027,895	1	209,916	(199,721)	10,196
Issuance of common stock, net of issuance costs	3,319,553	—	14,566	—	14,566
Exercise of pre-funded warrants	8,277,112	1	82	—	83
Stock-based compensation	—	—	1,091	—	1,091
Net loss	—	—	—	(7,844)	(7,844)

Balance — June 30, 2019	19,624,560	2	225,655	(207,565)	18,092
Exercise of pre-funded warrants	370,000	—	4	—	4
Stock-based compensation	—	—	185	—	185
Net loss	—	—	—	(3,555)	(3,555)

Balance — September 30, 2019	19,994,560	$2	$225,844	$(211,120)	$14,726

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance — January 1, 2018	2,104,750	$—	$184,139	$(174,002)	$10,137
Issuance of common stock, net of issuance costs	123,266	—	1,847	—	1,847
Stock-based compensation	—	—	765	—	765
Net loss	—	—	—	(5,221)	(5,221)

Balance — March 31, 2018	2,228,016	—	186,751	(179,223)	7,528
Issuance of common stock, net of issuance costs	1,681,000	—	14,447	—	14,449
Exercise of pre-funded warrants	783,707	—	78	—	76
Stock-based compensation	—	—	933	—	933
Net loss	—	—	—	(6,188)	(6,188)

Balance — June 30, 2018	4,692,723	—	202,209	(185,411)	16,798
Shares issuance costs	—	—	(8)	—	(8)
Stock-based compensation	—	—	660	—	660
Net loss	—	—	—	(4,816)	(4,816)

Balance — September 30, 2018	4,692,723	$—	$202,861	$(190,227)	$12,634

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,555)	$(16,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	175
Stock-based compensation	1,735	2,358
Impairment of goodwill	7,268	—
Deferred rent	(17)	—
Non-cash interest expense	—	55
Non-cash debt issuance expense	—	3
Gain on disposal of property and equipment	(1)	—
Fair value adjustment on derivative liability	—	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(243)	(218)
Accounts payable	(24)	910
Accrued expenses	(414)	347
Deferred revenue	15,775	—

Net cash provided by (used in) operating activities	7,663	(12,596)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(8)

Net cash used in investing activities	(49)	(8)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	17,545	16,286
Proceeds from the exercise of pre-funded warrants	157	78
Term loan principal payments	—	(3,259)
End of term payments	—	(245)

Net cash provided by financing activities	17,702	12,860

Net increase in cash and cash equivalents	25,316	256
Cash, cash equivalents and restricted cash — beginning of period	2,767	3,754

Cash, cash equivalents and restricted cash — end of period	$28,083	$4,010

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K filed with the SEC on February 19, 2019.

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

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC (“Accounting Standards Codification”) 606, Revenue From Contracts With Customers (ASC 606), using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (ASC 605). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing agreements that are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Exclusive Licenses. If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Research and Development Services. The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements from and payments to the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised. As of September 30, 2019, the Company does not have any active arrangements that contain customer options.

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. As of September 30, 2019, the Company does not have any active arrangements that contain research or development milestones.

Royalties. For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

For a complete discussion of accounting for collaboration revenues, see Note 6, “Collaborations.”

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

	Nine months Ended September 30,
	2019	2018
Cash and cash equivalents	$27,879	$3,806
Restricted Cash	204	204

Total cash, cash equivalents and restricted cash in the statement of cash flows	$28,083	$4,010

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

During the nine months ended September 30, 2019, the Company’s common stock value declined, accordingly, the Company determined that its carrying value is in excess of its fair value and as such, recorded an impairment charge of $7,268 and revalued goodwill to $3,577. During the three months ended September 30, 2019, no additional impairment charge was recorded.

Significant Accounting Policies

Except for the change in revenue recognition policy as disclosed above, during the nine months ended September 30, 2019, there were no changes to the Company’s significant accounting policies identified in the Company’s most recent annual financial statements for the fiscal year ended December 31, 2018, which are included in the Company’s current report on Form 10-K.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At September 30, 2019	At December 31, 2018
Prepaid Insurance	$301	$243
Prepaid Clinical Trials	394	419
Prepaid Other	158	27
Deferred Operating Costs	107	28

Total prepaid expenses and other current assets	$960	$717

4. Property and Equipment, net

Property and equipment consisted of the following:

	At September 30, 2019	At December 31, 2018
Laboratory equipment	$1,538	$1,529
Computer equipment	216	185
Office furniture and equipment	217	217
Leasehold improvements	581	579

Total property and equipment	2,552	2,510
Less accumulated depreciation and amortization	(2,247)	(2,116)

Property and equipment, net	$305	$394

Depreciation and amortization expense for the three months and nine months ended September 30, 2019, was $44 and $139, respectively. Depreciation and amortization expense for the three months and nine months ended September 30, 2018, was $57 and $175, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	At September 30, 2019	At December 31, 2018
Accrued vacation	$58	$59
Accrued wages and incentive	582	915
Accrued clinical & consulting	450	517
Accrued legal & patent	70	67
Deferred rent	50	67
Accrued other expenses	55	71

Total accrued expenses	$1,265	$1,696

6. Collaborations

On April 15, 2019 (“Effective Date”), the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies, LLC. for the worldwide development and commercialization of Pulmazole (the “Product”), an inhaled formulation of the anti-fungal drug itraconazole, developed using iSPERSE technology designed to treat allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma.

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

The Company received a non-refundable upfront payment of $22,000 under the Cipla Agreement (the “Upfront Payment”). Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to Pulmonary Indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE technology. A portion of the Upfront Payment was deposited by the Company into a bank account, along with an equal amount from the Company, and will be dedicated to the development of the Product (the “Initial Development Funding”). After the Initial Development Funding is depleted, the Company and Cipla will each be responsible for 50% of the development costs actually incurred (the “Co-Development Phase”).

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

The Company determined the total transaction price to be $22,000 – comprised of $12,000 for research and development services for the Product and $10,000 for the irrevocable license to the Assigned Assets. Any consideration related to the Co-Development Phase has not been included in the transaction price as such amounts are subject to the variable consideration constraint. Additionally, upon Commercialization, Cipla and the Company will share equally, both positive and negative total free cash-flows earned by Cipla in respect of the Product. However, the Company has not included such free cash-flows in the transaction price as these milestones are constrained until after the commercialization of the Product.

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

None of the performance obligations have been fully satisfied as of September 30, 2019. The Company received the $22,000 Upfront Payment in May 2019. During the three months that ended September 30, 2019, the Company recognized revenue of $1,154 that related to the portion of the performance obligations delivered for research and development services and $252 that related to the portion of the performance obligations delivered for the irrevocable license to the Assigned Assets. During the nine months that ended September 30, 2019, the Company recognized revenue of $4,929 that related to the portion of the performance obligations delivered for research and development services and $1,296 that related to the portion of the performance obligations delivered for the irrevocable license to the Assigned Assets. The aggregate amount of the transaction price related to the Company’s unsatisfied performance obligations and at September 30, 2019 the Company recorded $15,775 in deferred revenue, of which $9,304 is current. The Company expects to recognize the deferred revenue according to costs incurred, over the remaining research term, which is expected to be up to three years as of September 2019.

7. Common Stock

2019

Public Offering

On April 8, 2019, the Company closed its underwritten public offering in which, pursuant to the underwriting agreement entered into between the Company and H.C. Wainwright & Co., LLC, as representative of the underwriters, dated April 3, 2019, the Company issued and sold an aggregate of (i) 1,719,554 common units, with each common unit being comprised of one share of the Company’s common stock, par value $0.0001 per share and one warrant to purchase one share of common stock and (ii) 8,947,112 pre-funded units with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock. The public offering price was $1.35 per common unit and $1.34 per pre-funded unit. The common warrants have an exercise price of $1.35 per share. In addition, on April 8, 2019, the Company closed on the sale of an additional 1,599,999 common units purchased pursuant to the exercise in full of the underwriter’s option to purchase additional securities. Each common unit contains one share of common stock and one common warrant to purchase a share of common stock. The common warrants issued on April 8, 2019 have a fair value of $0.997 per share.

370,000 pre-funded warrants issued in the offering were exercised during the three months ending September 30, 2019 which resulted in the issuance of 370,000 shares of common stock with net proceeds of $4.

8,647,112 of the 8,947,112 pre-funded warrants issued in the offering were exercised during the nine months ending September 30, 2019 which resulted in the issuance of 8,647,112 shares of common stock with net proceeds of $87.

Warrants were also issued to the underwriters to purchase 797,334 shares of common stock with an exercise price of $1.6875 and a fair value of $1.2632 per share. Both the common and underwriter warrants have an exercise term of five years and are exercisable immediately following their issuance.

After giving effect to the exercise of the Underwriters’ overallotment option and the exercise of 8,647,112 pre-funded warrants, the gross aggregate proceeds from the offering on April 8 was $16,557, prior to deducting underwriting discounts and commissions and other estimated offering expenses. The Company agreed to pay H.C. Wainwright & Co, LLC a commission of 7% of the gross proceeds. The Company also agreed to pay or reimburse certain expenses on behalf of H.C. Wainwright. A total of $1,904 of commissions and other issuance costs were associated with the public offering.

For the nine months ending September 30, 2019, after giving effect to fees, commissions and other expenses of approximately $1,904, the Company recorded net proceeds of $14,653 in aggregate for the sale of the public offering and the pre-funded warrant exercises.

Confidential Marketed Public Offering (“CMPO”)

On January 31, 2019 and February 4, 2019, the Company closed two CMPOs, pursuant to which the Company sold 156,118 and 532,353 shares of common stock, respectively, at $1.70 per share and issued warrants to exercise 10,151 and 34,605 shares of common stock, respectively, to underwriters at an exercise price of $2.125 per share with expiration dates of January 26, 2024 and January 30, 2024, respectively. The underwriter warrants had a fair value of $0.9332 and $1.1946 per share at the January 31, 2019 and February 4, 2019 issuance date, respectively. Prior to deducting fees and commissions for both offerings, the Company recorded aggregate gross proceeds of approximately $1,170.

Registered Direct Offering

On February 12, 2019, the Company sold 1,706,484 shares at $1.465 per share for gross proceeds of approximately $2,500. In this registered direct offering, the Company issued warrants to purchase 1,706,484 shares of its common stock to investors with an exercise price of $1.34 and a fair value of $0.5962 per share, respectively, with an expiration date of August 12, 2024. In addition, the Company issued warrants to purchase 110,922 shares of its common stock to underwriters with an exercise price of $1.8313 per share and an expiration date of February 7, 2024. The underwriter warrants had a fair value of $0.5314 per share at the issuance date.

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

For the nine months ending September 30, 2019, after giving effect to fees, commissions and other expenses of approximately $2,595, the Company recorded net proceeds of $17,702 in aggregate for the sale of the public offering, CMPOs, the registered direct offering and the pre-funded warrant exercises. The Company intends to use the net proceeds for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

2018

Public Offering

On April 3, 2018, the Company closed its previously announced underwritten public offering in which, pursuant to the underwriting agreement entered into between the Company and Oppenheimer & Co. Inc., as representative of the underwriters, dated March 28, 2018, the Company issued and sold (i) 1,566,000 common units, with each common unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, one Series A warrant to purchase one share of common stock and one Series B warrant to purchase one share of common stock, and (ii) 784,000 pre-funded units, with each pre-funded unit being comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. The public offering price was $6.50 per common unit and $6.40 per pre-funded unit, and the gross proceeds received by the Company on April 3, 2018 pursuant to such sales were $15,197, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

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

The net proceeds to the Company from the Offering of the common units and pre-funded units were approximately $14,517, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

At-the-Market Offering

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) to act as the Company’s sales agent with respect to the issuance and sale of up to $11,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering. Sales of common stock under the Sales Agreement were made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus. BTIG acted as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Global Market. BTIG received compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During the nine-month period ended September 30, 2018, the Company sold 123,266 shares of its common stock under the Sales Agreement at an average selling price of approximately $15.40 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

8. Warrants

A rollforward of the common stock warrants outstanding at September 30, 2019 is as follows.

	Number of Common Warrants	Number of Pre-Funded Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	3,730,944	697,500		$10.78		$—
Adjustment for Reverse Stock Split	16	—	$
Warrants issued	14,926,161	—		$1.37
Pre-funded warrants issued	—	8,947,112		$0.01
Pre-funded warrants exercised	—	(9,344,612)		$0.01
Expirations	(3,926)	—		$226.60

Outstanding September 30, 2019	18,653,195	300,000		$3.61	4.36	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

	Classification	Exercise Price	Expiration Date	Number of Shares Underlying Warrants
				For the Period Ended September 30,
Issue Date				2019	2018
April 8, 2019	Equity	$0.01	—	300,000	—
April 8, 2019	Equity	$1.35	April 8, 2024	12,266,665	—
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	—
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	—
February 12, 2019	Equity	$1.34	August 12, 2024	1,706,484	—
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	—
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	—
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	—
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	4,815,000
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	230,000
August 31, 2015	Equity	$118.00	August 31, 2020	3,000	3,000
June 15, 2015	Equity	$75.50	May 6, 2024	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	2,515	2,515
June 15, 2015	Equity	$83.50	Mar 21, 2019	—	3,926
Adjustment for Reverse Stock Split				—	(5)

Total Outstanding				18,953,195	5,258,444

9. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of September 30, 2019, the 2013 Plan provides for the grant of up to 4,060,000 shares of common stock, of which 2,933,044 shares remained available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of September 30, 2019, a total of 16,037 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Options

No options were granted to employees, directors or consultants during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company granted 561,600 options to employees and 90,000 options to directors. At the date of grant, the fair value of the options was $393 and $63 respectively. The stock options outstanding vest over either 36 or 48 months (the “Time Based Options”). Subject to the grantees’ continuous service with the Company and as defined in the grant agreement, Time Based Options vest in one of the following ways: (i) 25% on the first anniversary of the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date, (ii) 25% on the option grant date and the remainder in 36 equal monthly installments beginning in the month after the vesting start date or (iii) in 48 equal monthly installments beginning on the monthly anniversary of the vesting start date. Stock options generally expire ten years after the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2019	972,569	$23.85		$—
Granted	651,600	$1.06
Exercised	—	$—
Forfeited or expired	(535,493)	$23.77

Outstanding — September 30, 2019	1,088,676	$10.25	8.86	$—

Exercisable — September 30, 2019	355,845	$26.24	7.77	$—

Vested and expected to vest — September 30, 2019	1,082,710	$10.28	8.86	$—

The estimated fair values of employee stock options granted during the three and nine months ended September 30, 2019 and 2018, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected option life (years)	—	6.05	6.02	5.58
Risk-free interest rate	—	2.79%	2.22%	2.77%
Expected volatility	—	78.91%	74.14%	79.67%
Expected dividend yield	—	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. As of September 30, 2019, there was $1,345 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Research and development	$14	$244	$81	$760
General and administrative	171	416	$1,654	$1,598

Total stock-based compensation expense	$185	$660	$1,735	$2,358

10. Income Taxes

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

11. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months and nine months ended September 30, 2019 and 2018 resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of September 30,
	2019	2018
Options to purchase common stock	1,088,676	1,041,407
Warrants to purchase common stock	18,653,195	5,258,444

12. Commitments

Future minimum lease payments under the non-cancelable operating lease for office and lab space is as follows:

Amount
2019	$169
2020	698

Total	$867

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately 71% of staff, are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principles in the standard are applied in five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted Topic 606 as of January 1, 2019 using the modified retrospective transition method. The adoption of Topic 606 did not have any material impact on the Company’s condensed consolidated financial statements.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

During the nine months ended September 30, 2019, our principal source of revenue was income from the amortization of the $22 million upfront payment received as part of the Cipla Agreement.

During the nine months ended September 30, 2018, our principle source of revenue was income for reimbursement of clinical study costs as part of a grant received from CFFT.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the related reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform the goodwill impairment test. During the nine months ending September 30, 2019, the Company’s common stock value declined, accordingly, the Company determined that its carrying value is in excess of its fair value and as such, recorded an impairment charge of $7,268 and revalued goodwill to $3,577. During the three months ended September 30, 2019, no additional impairment charge was recorded.

Results of Operations

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three months ended September 30,		Change
	2019	2018
Revenue	$1,406	$—	$1,406
Operating expenses
Research and development	3,297	3,056	241
General and administrative	1,785	1,769	16

Total operating expenses	5,082	4,825	257

Loss from operations	(3,676)	(4,825)	1,149
Interest Income	121	8	113
Other income	—	1	(1)

Net loss	$(3,555)	$(4,816)	$1,261

Revenue — For the three months ended September 30, 2019, revenue recorded was $1.4 million compared to no revenue recorded for the three months ended September 30, 2018. The increase in revenue was the result of recognition of revenue pursuant to the Cipla Agreement.

Research and development expenses — For the three months ended September 30, 2019, research and development expense was $3.3 million compared to $3.1 million for the three months ended September 30, 2018, an increase of $0.2 million. The increase was primarily due to increased spend of $1.0 million on the Pulmazole project partially offset by decreased spend of $0.4 million on the PUR1800 project, $0.2 million for employment costs and $0.2 million of stock compensation charges.

General and administrative expenses — For the three months ended September 30, 2019 and 2018, general and administrative expense was $1.8 million for both periods.

Nine months Ended September 30, 2019 Compared with Nine months Ended September 30, 2018

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine months ended September 30,		Change
	2019	2018
Revenue	$6,225	$153	$6,072
Operating expenses
Research and development	8,637	10,290	(1,653)
General and administrative	6,900	5,930	970
Impairment of goodwill	7,268	—	7,268

Total operating expenses	22,805	16,220	6,585

Loss from operations	(16,580)	(16,067)	(513)
Interest Income	227	23	204
Interest expense	—	(186)	186
Settlement expense	(200)	—	(200)
Other income/(expense), net	(2)	5	(7)

Net loss	$(16,555)	$(16,225)	(330)

Revenue — For the nine months ended September 30, 2019, revenue was $6.2 million compared to $0.2 million for the nine months ended September 30, 2018. The increase in revenue was the result of recognition of revenue pursuant to the Cipla Agreement.

Research and development expenses — For the nine months ended September 30, 2019, research and development expense was $8.6 million compared to $10.3 million for the nine months ended September 30, 2018, a decrease of $1.7 million. The decrease was primarily due to decreased spend of $1.6 million on the PUR1800 project, $1.0 million in of employment costs, $0.7 million in stock compensation expense and $0.1 of consulting and lab related costs, partially offset by $1.7 million of increased spend on the Pulmazole program.

General and administrative expenses — For the nine months ended September 30, 2019, general and administrative expense was $6.9 million compared to $5.9 million for the nine months ended September 30, 2018, an increase of $1.0 million. The increase was primarily due to a $0.3 million royalty payment to the CFFT as result of the Cipla Agreement, $0.3 million of increased legal expense relating to the Cipla Agreement, $0.2 million of increased consultant and travel expense, $0.1 million of increased employment expenses and $0.1 million of increased audit and tax related expense.

Impairment of goodwill — For the nine months ended September 30, 2019, due to the decline in the company’s common stock value, we recorded charges that totaled approximately $7.3 million for impairment of goodwill.

Liquidity and Capital Resources

Through September 30, 2019, we have incurred an accumulated deficit of $211.1 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting research and development and business activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans and collaboration agreements. Our total cash and cash equivalents balance as of September 30, 2019 was $27.9 million.

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

In August 2019, 370,000 pre-funded warrants issued in the April 2019 offering were exercised and resulted in the issuance of 370,000 shares of common stock.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash provided by/(used) in operating activities	$7,663	$(12,596)
Net cash used in investing activities	(49)	(8)
Net cash provided by financing activities	17,702	12,860

Net increase in cash and cash equivalents	$25,316	$256

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $7.7 million, which was primarily the result of a net loss of $16.6 million, offset by $9.2 million of net non-cash adjustments and $15.1 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $7.3 million of goodwill impairment, $1.7 million of stock-based compensation expense and $0.2 million of depreciation and amortization expense. The net cash inflows associated with changes in operating assets and liabilities were primarily due to an increase of $15.8 million of deferred revenue, partially offset by increases in prepaid assets and decreases in accrued expenses and accounts payable totaling $0.7 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and September 30, 2018 were entirely due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $17.7 million, as compared to $12.9 million for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 resulted from the issuance of common stock, net of issuance costs of $17.5 million, and pre-funded warrant exercises of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2018 resulted from the issuance of common stock, net of issuance costs of $16.4 million, partially offset by $3.5 million of principal and end of term loan payments.

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

8,647,112 of the 8,947,112 pre-funded warrants issued in the offering were exercised during the nine months ending September 30, 2019 which resulted in the issuance of an additional 8,647,112 shares of common stock with net proceeds of $87.

2018

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement with respect to the issuance and sale of up to $11 million of the Company’s common stock from time to time in an at-the-market public offering. During the nine months ended June 30, 2018, the Company sold 123,266 shares of its common stock pursuant to the At-The-Market Sales Agreement for aggregate net proceeds of $1.8 million.

On March 28, 2018, we entered into an underwriting agreement with Oppenheimer and Co., Inc. relating to the Offering, pursuant to which the Company sold, 1,681,000 common units and 784,000 pre-funded units. All of the pre-funded warrants issued in the Offering were exercised in April 2018 and, as 15,000 were exercised on a cashless basis, resulted in the issuance of an additional 783,707 shares of common stock. Each common unit was comprised of one share of common stock, one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock. Each Pre-Funded Unit was comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one Series B Warrant. Gross proceeds from the Offering and of the exercise of the pre-funded warrants issued in the Offering, before commissions and fees, were approximately $16.0 million. The Series A Warrants had a six month term from date of issuance, they have expired according to their terms and are no longer outstanding. The Series B Warrants have a five year term from the date of issuance.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

10.1	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2019).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 1, 2019	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2019	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer)