Form 10-K
period 2019-12-31
Pulmatrix, Inc.
filed 2020-03-26
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2019, the last business day of registrants most recently completed second fiscal quarter, was $17,267,361.

As of March 24,2020, the registrant had 20,521,304 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of Pulmatrix, Inc.’s Definitive Proxy Statement on Schedule 14A relating to the 2020 Annual Meeting of Stockholders are incorporated by reference into PART III.

PULMATRIX, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the impact of the novel coronavirus (COVID-19) on the Company’s ongoing and planned clinical trials;

•	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

•

our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

•	our inability to carry out research, development and commercialization plans;

•	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

•	our inability to complete preclinical testing and clinical trials as anticipated;

•	our collaborators’ inability to successfully carry out their contractual duties;

•	termination of certain license agreements;

•	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

•	difficulties in obtaining financing on commercially reasonable terms, or at all;

•

intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

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

The Company effected a 1-for-10 reverse stock split on February 3, 2019. All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect these reverse stock splits.

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

Overview

We are a clinical stage biotechnology company focused on the discovery and development of novel inhaled therapeutic products intended to prevent and treat respiratory and other diseases with significant unmet medical needs.

We design and develop inhaled therapeutic products based on our proprietary dry powder delivery technology, iSPERSE (inhaled Small Particles Easily Respirable and Emitted), which enables delivery of small or large molecule drugs to the lungs by inhalation for local or systemic applications. The iSPERSE powders are engineered to be small, dense particles with highly efficient dispersibility and delivery to airways. iSPERSE powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of drug substances including small molecules and biologics. We believe the iSPERSE dry powder technology offers enhanced drug loading and delivery efficiency that outperforms traditional lactose-blend inhaled dry powder therapies. We believe the advantages of using the iSPERSE technology include reduced total inhaled powder mass, enhanced dosing efficiency, reduced cost of goods and improved safety and tolerability profiles. We are developing iSPERSE-based therapeutic candidates targeted at the prevention and treatment of a range of diseases, including allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma and in patients with cystic fibrosis (“CF”), and lung cancer. We are also exploring iSPERSE based therapeutics in neurological diseases.

Corporate History

We were incorporated in 2013 as a Nevada corporation and converted to a Delaware corporation in September 2013. On June 15, 2015, we completed a merger with Pulmatrix Operating Company, changed our name to “Pulmatrix, Inc.” and relocated our corporate headquarters to Lexington, Massachusetts. Our resources are focused on the development of novel inhaled therapeutic products intended to prevent and treat respiratory diseases and other diseases where inhaled drug delivery offers a potential therapeutic advantage.

Business Strategy

Our goal is to utilize our proprietary iSPERSE technology to develop proprietary breakthrough therapeutic products that are safe, convenient, efficiently delivered and more effective than the existing therapeutic products of respiratory diseases. In addition to our own proprietary products, we continue to pursue technology partnerships where iSPERSE can improve upon the other company’s products.

•

Focus on the development of inhaled anti-fungal therapies to prevent and treat pulmonary infections and allergic/hypersensitivity responses to fungus in asthma and CF patients and other rare/orphan indications. We will continue to direct resources to advance the research and development of Pulmazole for ABPA in patients with asthma and CF. In 2018, we successfully conducted clinical testing of Pulmazole in normal healthy volunteers and asthma patients. In 2019, we began a Phase 2 study of Pulmazole with patients who have asthma and are suffering from ABPA.

•

Focus on the development of an inhaled kinase inhibitor for lung cancer prevention treatment. We completed preclinical safety studies for our lead iSPERSE formulation in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate to severe COPD patients. In 2019, Pulmatrix entered into a License, Development and Commercialization Agreement for PUR1800 with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). In 2020, we will direct resources to advance the research and development of PUR1800, an inhaled kinase inhibitor, into a Phase 1b study in patients with stable COPD. JJEI retains an option for worldwide licensure to develop PUR1800 and other kinase inhibitors as part of its Lung Cancer Initiative.

•

Capitalize on our proprietary iSPERSE technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases with significant unmet medical needs. To add additional inhaled therapeutics to our discovery pipeline and facilitate additional discovery collaborations, we are leveraging our iSPERSE technology and our management’s expertise in inhaled therapeutics and particle engineering to identify potential product candidates that are potentially safer and more effective than the current standard of care for prevention and treatment of diseases with significant unmet medical needs.

•

Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights. The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2019, our patent portfolio related to iSPERSE included approximately 93 granted and allowed patents, 15 of which are granted or allowed US patents, with expiration dates from 2024 to 2034, and approximately 56 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 237 granted and allowed patents, 27 of which are granted or allowed US patents, with expiration dates from 2029 to 2035, and approximately 37 additional pending patent applications in the US and other jurisdictions.

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

•

Flexible drug loading for delivery of a single microgram to tens of milligrams per dose. iSPERSE particles can be engineered to include significantly less than one percent (1%) to greater than eighty percent (80%) active pharmaceutical ingredients (“APIs”), which allows flexibility for dosing both high potency and high-drug load therapeutics.

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

Therapeutic Candidates

Pulmazole

We are developing iSPERSE-based inhaled formulations of anti-fungal drugs for the prevention and treatment of fungal infections and allergic/hypersensitivity reactions to fungus in patients with severe lung disease, including those with asthma and CF. On January 28, 2020, Pulmazole received Fast Track designation from the U.S. Food and Drug Administration for the treatment of ABPA. Aspergillus colonization and infections are likely underdiagnosed and occur frequently in patients of all ages. Colonization and infection with Aspergillus spp. can lead to clinical disease with differing severities and complications depending on the immune status of the host. Invasive aspergillosis is a frequently fatal disease that occurs in patients that are typically immune suppressed as a result of treatment for hematologic cancers or immunosuppression prior to solid organ transplantation. In asthma and CF patients, Aspergillus can cause chronic infections that may be associated with worsening disease and larger declines in lung function than patients without infection. A subset of asthma and CF patients with Aspergillus colonization and/or infection develop ABPA, which is a complex hypersensitivity reaction to fungal antigens. ABPA is a disease resulting in mucus production, wheezing, pulmonary infiltrates, worsening bronchiectasis and fibrosis of the lung.

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

Pulmazole is our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. Development of Pulmazole is focused on treatment of Aspergillus spp. colonization and infection in patients with asthma and CF. In a Phase 1/1b clinical trial, Pulmazole appeared to be safe and well tolerated in healthy normal volunteers (Parts 1 and 2) and asthmatics (Part 3). In Part 3 of the Phase 1/1b study, following a single dose of Pulmazole the pharmacokinetics (“PK”) analysis of sputum samples demonstrated ~70-fold higher maximum lung concentration of itraconazole following inhalation of Pulmazole compared to oral Sporanox® despite inhaling only one tenth the dose of itraconazole (20 mg) relative to the dose of oral Sporanox (200 mg). Lung exposure, as measured by sputum induction and analysis, was approximately 50 fold higher and plasma exposure was approximately 85-fold lower following inhalation of 20 mg Pulmazole compared to 200 mg of oral Sporanox. All endpoints from the Phase 1/1b study were successfully met.

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole, our inhaled iSPERSE drug delivery system enabled formulation of the antifungal drug, itraconazole, for the treatment of all pulmonary indications, including ABPA in patients with asthma.

Pursuant to the Cipla Agreement, Cipla made an initial upfront payment of $22 million to us in exchange for an irrevocable assignment of all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets with respect to Pulmazole, specifically in relation to pulmonary indications (the “Assigned Assets”) which Cipla then irrevocably licensed back to us only for non-pulmonary application. As a condition precedent to signing the agreement, we demonstrated to Cipla that we had at least $15 million of unencumbered cash available for the development of Pulmazole. Pursuant to the terms of the agreement, we dedicated $24 million of cash to the development of Pulmazole. The $24 million is expected to fund the development of Pulmazole beyond the completion of the initiated Phase 2 study. After such $24 million is exhausted, each of us and Cipla will bear 50% of any costs incurred with respect to the development, regulatory and commercialization costs of Pulmazole. The parties will share equally the total free cash flow in relation to commercialization of Pulmazole. Pulmatrix will remain responsible for the execution of the clinical development of Pulmazole, and Cipla will be responsible for the global commercialization of the product.

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

There is precedent for both dry powder and nebulized inhaled anti-infective therapy to address specific pulmonary infections in patients which demonstrates potential utility of inhaled drug delivery and market opportunity. Mylan currently markets TOBI Podhaler for treatment of Pseudomonas aeruginosa infection in the United States, and Forest Laboratories U.K. Limited (a subsidiary of Actavis PLC) markets inhaled colistin, Colobreathe, for the same infection in Europe. Savara is developing AeroVanc, an inhaled dry powder version of vancomycin, intended for treatment of methicillin-resistant Staphylococcus aureus lung infection in patients with CF, which has begun Phase 3 clinical trials. Insmed received approval for Amikacin Liposome Inhalation Suspension (Arikayce) in September 2018 for the treatment of lung disease caused by a group of bacteria, Mycobacterium avium complex (MAC) in a limited population of patients with the disease who do not respond to conventional treatment (refractory disease). Arikayce is the first drug to be approved under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD pathway, established by Congress under the 21st Century Cures Act to advance development and approval of antibacterial and antifungal drugs to treat serious or life-threatening infections in a limited population of patients with unmet need. As required for drugs approved under the LPAD pathway, labeling for Arikayce includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population. Arikayce also was approved under the Accelerated Approval pathway. Under this approach, the U.S. Food and Drug Administration (“FDA”) may approve drugs for serious or life-threatening diseases or conditions where the drug is shown to have an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients. The approval of Arikayce was based on achieving three consecutive negative monthly sputum cultures by month six of treatment. Insmed was required by the FDA to conduct an additional, post-market study to describe the clinical benefits of Arikayce. Pulmocide Ltd has initiated a Phase 2 clinical trial in the fourth quarter of 2018 to investigate PC945, a novel triazole antifungal, for the treatment of Culture-positive Aspergillus Fumigatus infection in subjects with moderate to severe asthma. There are currently no products specifically approved for treatment of ABPA.

New methods to detect Aspergillus spp. infection in sputum have improved the sensitivity of diagnosis and clinical appreciation for these infections. Pulmonary Aspergillus spp. infections affect approximately 14 million patients worldwide according to the Global Action Fund for Fungal Infections (Improving Outcomes for Patients with Fungal Infections across the World: A Road Map for the Next Decade). The majority of these cases occur in patients with asthma who have allergic disease and also include invasive Aspergillus spp. infections that are associated with a high rate of mortality in immunocompromised patients. We believe that Pulmazole compares favorably to the products discussed above and has the potential to generate significant value based on treating and preventing pulmonary fungal infections in multiple patient populations.

Clinical Development

Pulmazole is our lead iSPERSE development program. We successfully completed a Phase 1/1b clinical study in 2018 which enabled us to initiate a Phase 2 study in 2019, entitled: ‘A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with Allergic Bronchopulmonary Aspergillosis (ABPA)’. Top-line data for this study is presently anticipated during the first quarter of 2021. However, we are currently assessing the impact of the coronavirus on this study and how it could impact this timeline. An outbreak of the coronavirus in areas where we are enrolling patients for this trial could delay patient enrollment and divert healthcare resources from our study and ultimately lead to closure of clinical sites. Institutions, where seven of our clinical sites are located, recently suspended enrollment in the trial due to issues associated with coronavirus and additional institutions may follow. In addition, some patients may withdrawal from the trial due to limitations on travel and movement that have been imposed in jurisdictions in response to the coronavirus pandemic. Finally, we are working to make sure all of our trial sites are safe for patients and do not expose them to the risk of a coronavirus infection. Should we determine that continued participation in our clinical trials creates unreasonable risk of exposure to coronavirus, we intend to voluntarily suspend enrollment at such sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. We cannot predict the extent to which the coronavirus may impact our clinical trials. However, it could result in a delay or indefinite suspension of this trial. For more discussion of risks related to coronavirus, please see “Item 1A. RISK FACTORS.—Risks Related to Our Business—Business interruptions could limit our ability to operate our business.

PUR1800

On June 9, 2017, we entered into an exclusive, worldwide license agreement (the “RespiVert License Agreement”) with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc. (“Janssen”), and an affiliate of JJEI, for access to a portfolio of novel drug candidates in a class called kinase inhibitors. The first of which, iSPERSE PUR1800 (previously RV1162), we plan to develop for the treatment of acute exacerbations in patients with COPD (“AECOPD”). AECOPDs can result from environmental, viral, or bacterial catalysts causing the patient to experience an increase in coughing, sputum production, and dyspnea. COPD exacerbations (worsening of respiratory symptoms) are a major contributor to health care costs as well disease progression that can lead to serious consequences such as hospitalization and death. AECOPD accounts for up to 62.5% of all hospital admissions related to COPD.

We successfully reformulated RV1162 into PUR1800. PUR1800 demonstrated the efficiency of the iSPERSE platform in non-clinical toxicology results which showed a significant increased lung dose compared to earlier formulations of RV1162 and improved physical /chemical stability of the product.

On December 26, 2019, Pulmatrix entered into a License, Development and Commercialization Agreement with JJEI (the “JJEI License Agreement”). Under the JJEI License Agreement, the Company has granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds and (2) an exclusive, worldwide, royalty bearing license to PUR1800.

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

In the first half of 2020, Pulmatrix plans to initiate a Ph1b study of an iSPERSE formulation, PUR1800, in stable moderate-severe COPD patients. This study is intended to show similar results as the Phase 1/1b clinical study of RV1162 conducted by Janssen (Janssen Study EST001, ClinicalTrials.gov NCT01970618), while demonstrating safety and tolerability of PUR1800 (iSPERSE formulation) in stable COPD patients. As we plan a Ph1b study of PUR1800, we are assessing the impact of the coronavirus on our studies and current timeline. An outbreak of the coronavirus in areas where we plan to conduct studies of PUR1800 may delay enrollment of patients and divert healthcare resources from our studies. We cannot predict the extent to which the coronavirus may impact our clinical trials. However, it could result in a delay or indefinite suspension of the trials. For more discussion of risks related to coronavirus, please see “Item 1A. RISK FACTORS.—Risks Related to Our Business—Business interruptions could limit our ability to operate our business.

PUR5700

We received access to PUR5700 (previously RV7031), a second novel drug candidate through the RespiVert License Agreement.

On December 26, 2019, Pulmatrix entered into the JJEI License Agreement, pursuant to which the Company provided an assignment option to JJEI of all the Company’s rights under the RespiVert License Agreement, to develop and commercialize PUR1800, PUR5700 and other kinase inhibitors.

New Products — PUR3000 and PUR4000

In 2019, Pulmatrix underwent an extensive landscape survey to identify new opportunities under Section 505(b)(2) of the Food, Drug, and Cosmetic Act (“FDC”), which permits the submission of a new drug application (“NDA”) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference, where an inhaled iSPERSE re-formulation could lead to potential clinical advantage in diseases with high unmet need. The landscape survey began by looking at the top 100 drugs by sales. The list was then filtered down to products that met three areas of focus: (1) pulmonary indications (2) neurological (CNS) indications requiring rapid onset and (3) products with poor bioavailability with associated toxicity. Following this process, we identified two products for further pre-clinical development: PUR3000 is a neurological disease product where pulmonary delivery can lead to rapid onset, meeting a significant unmet need in the market. PUR4000 is a respiratory disease product where direct product delivery to the lungs can solve poor bioavailability issues and create a potential efficacy advantage with higher drug concentrations in the lungs. We intend to prioritize one of these two compounds and commence the pre-clinical work necessary in 2020 to potentially have one Phase 1 ready asset in 2021.

Business Development

On April 15, 2019, Pulmatrix entered into the Cipla Agreement for the co-development and commercialization of Pulmazole™. Pulmatrix received an upfront payment of $22 million from Cipla in exchange for assignment of all rights for Pulmazole in relation to pulmonary indications to Cipla. Thereafter, both parties equally share all costs related to the future development and commercialization of Pulmazole, and equally share worldwide free cash flow from future sales of Pulmazole. Pulmatrix will remain responsible for the execution of the clinical development of Pulmazole, and Cipla will be responsible for the commercialization of the product. The partnership is overseen by a Joint Steering Committee with equal representation from both companies.

Intellectual Property

Patents and Patent Applications

We protect our intellectual property by filing and advancing patent applications and maintaining granted patents on our iSPERSE platform technology and in-licensed kinase inhibitors, which includes claims to compositions of matter and methods of use for our Pulmazole, PUR1800 and PUR5700 programs, as well as, manufacturing processes, devices and packaging relevant to our iSPERSE platform and product candidates.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2019, our patent portfolio related to iSPERSE included approximately 93 granted and allowed patents, 15 of which are granted or allowed US patents, with expiration dates from 2024 to 2034, and approximately 56 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 237 granted and allowed patents, 27 of which are granted or allowed US patents, with expiration dates from 2029 to 2035, and approximately 37 additional pending patent applications in the US and other jurisdictions.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have small-scale production capabilities and generally perform early process development for our product candidates to produce the quantities necessary to conduct preclinical studies of our investigational product candidates. We do not have, and do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical studies. We rely on contract manufacturing organizations (“CMOs”) and third-party contractors to generate drug-loaded formulations and produce larger, pilot- scale amounts of drug substance and the drug product required for our clinical studies. We expect to continue to rely on CMOs to manufacture drug substances and drug products under the appropriate current Good Manufacturing Practices (“cGMP”) conditions to perform clinical studies for the foreseeable future. We also contract with CMOs for the labeling, packaging, storage and distribution of investigational drug products. These arrangements allow us to maintain a more flexible infrastructure while focusing our expertise on researching and developing our products.

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

Suppliers

We also rely on third-party contract manufacturers to supply the APIs that are used to formulate our therapeutic candidates. We place purchase orders with one contract manufacturer for the APIs required for Pulmazole and PUR1800, but there are many other potential contract manufacturers that may be capable of manufacturing APIs for Pulmazole and PUR1800 or any of our other drug products in the market. We additionally rely on third-party vendors to supply raw materials for our APIs and drug products.

Research and Development

For fiscal years ended December 31, 2019 and 2018, we spent approximately $12.8 million and $13.0 million, respectively on research and development activities.

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

FDA Approval Process

The steps required to be taken before a new drug may be marketed in the United States generally include:

•	Completion of pre-clinical laboratory and animal testing;

•	The submission to the FDA of an investigational new drug (“IND”), application, which must be evaluated and found acceptable by the FDA before human clinical trials may commence;

•	Performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

•	Submission and approval of a NDA.

Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, what types of patients may enter the study, schedules of tests and procedures, drugs, dosages, and length of study, as well as the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND application.

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

As a product candidate moves through the clinical testing phases, manufacturing processes are further defined, refined, controlled and validated. The level of control and validation required by the FDA would generally increase as clinical studies progress. We and the third-party manufacturers on which we rely for the manufacture of our product candidates and their respective components (including the API) are subject to requirements that drugs be manufactured, packaged and labeled in conformity with cGMP. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements.

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

Section 505(b)(2) New Drug Applications

As an alternate path for FDA approval of new indications or new formulations of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2), was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication.

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

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2019 and 2018 and subsequently has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2019, we had 1 part-time and 22 full-time employees, 16 of whom were engaged in full-time research and development activities. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Properties

Our corporate headquarters are located in Lexington, Massachusetts. We currently lease approximately 21,810 square feet of office and lab space in Lexington, Massachusetts under a lease that expires on December 31, 2020. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

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

We have yet to establish any history of profitable operations. We reported a net loss of $20.6 million for both fiscal years ended December 31, 2019 and December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $215.2 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

Our current capital will only be sufficient to enable us to continue operations into the second quarter of 2021. In order to fully realize all of our business objectives, absent any non-dilutive funding from a strategic partner or some other strategic transactions, we will need to raise additional capital which may not be available on reasonable terms, or at all. For instance, we will need to raise additional funds to accomplish the following:

•	advancing the research and development of our therapeutic candidates;

•	investing in protecting and expanding our intellectual property portfolio, including filing for additional patents to strengthen our intellectual property rights;

•	hiring and retaining qualified management and key employees;

•	responding to competitive pressures; and

•	maintaining compliance with applicable laws.

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

All of our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize inhaled therapeutic treatment for chronic obstructive pulmonary disease and cystic fibrosis and other iSPERSE-based product candidates, we must provide the U.S. Food and Drug Administration (“FDA”) and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to drug discovery may not be effective or may not result in the development of any drug. Currently our development efforts are primarily focused on our lead anti-fungal product candidate, Pulmazole, and PUR1800, our lead anti-inflammatory candidate for AECOPD. Even if Pulmazole, PUR1800 or our other product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. For example, the drug may:

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

On December 26, 2019, we entered into the Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”) License Agreement. Under the terms of the JJEI License Agreement, we have granted JJEI an option to acquire (1) JJEI’s rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds and (2) an exclusive, worldwide, royalty bearing license to PUR1800. JJEI will have three months from the later of the completion of a Phase 1b clinical study for PUR1800 and JJEI’s receipt of audited draft reports for a toxicology study of PUR1800 to exercise the option. We will be conducting the Phase 1b clinical study and the chronic toxicology program. If our Phase 1b clinical study or the chronic toxicology program is not successful, we may jeopardize the fulfillment of the option to JJEI under the JJEI License Agreement, thereby hurting our product development efforts and potential to earn royalty payments, which will in turn negatively influence our financial condition. Furthermore, JJEI may terminate the JJEI License Agreement for any reason upon 90 days advance written notice. We cannot predict JJEI’s decision to terminate the JJEI License Agreement. The termination of the JJEI License Agreement may negatively influence our financial condition.

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

If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates.

We have entered into co-development agreements regarding two of our therapeutic candidates and, as a result, no longer have complete control over the development of these candidates. If our collaborators do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not obtain regulatory approval for or commercialize our product candidates. If our relationships with these collaborators terminate, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these collaborators could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all.

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

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us at any time. Although we have written employment offer letter agreements with our executive officers, our executive officers can leave their employment at any time, for any reason, with 30 days’ notice. The loss of the services of any of our executive officers or our other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, production, and sales and marketing resources than we do and have a greater depth and number of experienced managers. As a result, our competitors may be better equipped than us to develop, manufacture, market and sell competing products. In addition, gaining favorable reimbursement is critical to the success of our product candidates. We are aware of many established pharmaceutical companies in the United States and other parts of the world that have or are developing technologies for inhaled drug delivery for the prevention and treatment of respiratory diseases, including GlaxoSmithKline, Mereo BioPharma, Mylan, Savara, Insmed, Bristol-Meyers, TFF Pharmaceuticals, Zambon Pharma and Pulmocide, which we consider our potential competitors in this regard. If we are unable to compete successfully with these and other potential future competitors, we may be unable to grow or generate revenue.

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

As part of our growth strategy, we may evaluate, acquire, license, develop and/or market additional product candidates and technologies, subject to the availability of adequate financing. However, our internal research capabilities are limited, and we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance. In 2019, we identified two potential product candidates for pre-clinical development (PUR3000 and PUR4000) with the intention of commencing the pre-clinical work necessary in 2020. We cannot guarantee that we will be able to successfully conduct the pre-clinical studies of the identified potential product candidates as anticipated.

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

Business interruptions could limit our ability to operate our business.

Our operations, as well as those of any collaborators and third party contacts on which we depend, are vulnerable to damage or interruption from computer viruses, human error, natural disasters, extreme weather, electrical and telecommunication failures, international acts of terror, public health crises, such as pandemics and epidemics, and similar events. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and such other countries. We initiated a Phase 2 clinical study of Pulmazole in 2019 and plan to initiate a Ph1b study of PUR1800 in the first half of 2020. We conduct our clinical trials within multiple geographies including the United States, United Kingdom, India, Poland and Australia. The extent to which the coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, but the enrollment of patients in our study may be delayed or suspended should there be an outbreak of the coronavirus in areas where we are conducting trials, as hospitals and clinics in those regions may shift resources to patients affected by the disease. Institutions, where seven of our clinical sites are located for our Phase 2 clinical study of Pulmazole, recently suspended enrollment in the trial due to issues associated with coronavirus and additional institutions may follow. Additionally, if our trial participants are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from the coronavirus, we may experience higher drop-out rates or delays in our clinical trials. Government-imposed quarantines and restrictions may also require us to temporarily terminate our clinical sites. Furthermore, if we determine that our trial participants may suffer from exposure to coronavirus as a result of their participation in our clinical trials, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timeline for Pulmazole and PUR1800 may be negatively impacted. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally. We cannot predict the ultimate impact of the coronavirus outbreak as consequences of such health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impact on our business, our clinical trials or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations

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

We are not permitted to market our product candidates in the United States until we receive approval of a new drug application (“NDA”) from the FDA. Obtaining approval of a NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is never guaranteed. We cannot be certain that any of our submissions will be accepted for filing and review by the FDA.

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

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intend to sell our product candidates if and after we are approved. If we fail to comply with applicable regulations, including the FDA’s pre-or post-approval current Good Manufacturing Practices (“cGMP”) requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, our value and operating results will be adversely affected. Additionally, if we are unable to generate revenue from sales of our product candidates, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

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

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We anticipate that our expenses will increase substantially as we continue to advance Pulmazole in the Phase 2 trial and pursue development of PUR1800 or other iSPERSE-based product candidates and/or pursue development of iSPERSE-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations into the second quarter of 2021. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds on reasonable terms or at all. Since inception, we have incurred losses each year and have an accumulated deficit as of December 31, 2019 of $215.2 million, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

We have raised capital in the past primarily through debt and public offerings and private placements of stock. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital through such an offering on acceptable terms, or at all. Issuances of additional debt or equity securities could impact the rights of the holders of Company Common Stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all.

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

Because the patent position of pharmaceutical companies involves complex legal and factual questions, we cannot predict the validity and enforceability of patents with certainty. Our issued patents may not provide us with any competitive advantages or may be held invalid or unenforceable as a result of legal challenges by third parties or could be circumvented. Our competitors may also independently develop inhaled drug delivery technologies or products similar to iSPERSE and iSPERSE-based product candidates or design around or otherwise circumvent patents issued to us. Thus, any patents that we own may not provide any protection against competitors. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in patents being issued. Even if these patents are issued, they may not provide us with proprietary protection or competitive advantages. The degree of future protection to be afforded by our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

•

general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition (including, for example, the recent coronavirus outbreak);

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

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act , the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company.”

In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places demands on management’s time and attention.

We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.

Effective December 31, 2019 we are no longer an emerging growth company and may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, such as exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. This increase in reporting requirements will further increase our compliance burden.

As a “smaller reporting company,” however, we are still able to take advantage of certain exemptions available to both emerging growth companies and smaller reporting companies, including, but not limited to, exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from providing a “Compensation Discussion and Analysis” section in our proxy statements. Additionally, as a smaller reporting company, we need only provide two years of financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and we need only provide three years of business development information and benefit from other “scaled” disclosure requirements that are less comprehensive than those for issuers that are not smaller reporting companies.

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

The Company Common Stock is listed on The NASDAQ Capital Market. For continued listing on The NASDAQ Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, the Company Common Stock may be delisted. If our securities are delisted from trading on The NASDAQ Stock Market, and we are not able to list our securities on another exchange or to have them quoted on The NASDAQ Stock Market, our securities could be quoted on the OTC Markets or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

On July 19, 2019, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between June 6, 2019 through July 18, 2019, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On January 16, 2020, the Company received notice from the NASDAQ Listing Qualifications Office of the NASDAQ Stock Market, indicating that the Company has regained compliance with the minimum bid price requirement under the NASDAQ Listing Rule 5550(a)(2).

We are likely to issue additional equity securities in the future, which are likely to result in dilution to existing investors.

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

In addition, as of March 24, 2020, 1,088,568 shares remained available to be awarded under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). Further, an aggregate of 2,912,419 shares of Company Common Stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans we previously assumed. We may also issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, as our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares may be authorized for issuance under the plan each year.

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

Our corporate headquarters are located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. We currently lease approximately 21,810 square feet of office space in Lexington, Massachusetts under a lease that expires on December 31, 2020. Base rent expense for the year ended December 31, 2019 was approximately $676,110. The lease agreement, as amended on October 27, 2015, provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises. Our future minimum lease payments under the lease are as follows (dollars in thousands):

Year	Amount
2020	698

Total	$698

We believe our facility is well-maintained and is both suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

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

On March 23, 2020 the last reported sale price of our common stock on the NASDAQ Capital Market was $1.30 per share.

Stockholders

As of March 24, 2020, there were approximately 192 stockholders of record of our common stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth below should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Item 1 of this Annual Report on Form 10-K, entitled “Business,” under “Forward-Looking Statements” and Item 1A of this Annual Report on Form 10-K, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or our “Company” refer to Pulmatrix, Inc., a Delaware corporation.

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

We do not have any products approved for sale and have not generated any revenue from product sales. We fund our operations through proceeds from issuances of common stock, licensing agreements, collaborations with third parties and non-dilutive grants.

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

We will not generate product sales unless and until we successfully complete clinical developments and obtain regulatory approvals for our product candidates. Additionally, we currently utilize third-party contract research organizations (“CROs”) to carry out our clinical development activities and third-party contract manufacturing organizations (“CMOs”) to carry out our clinical manufacturing activities as we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, potentially including collaborative commercial arrangements. Likewise, we intend to seek to limit our commercialization costs by partnering with other companies with complementary capabilities or larger infrastructure including sales and marketing.

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

Recent Developments

On January 28, 2020, Pulmazole received Fast Track designation from the U.S. Food and Drug Administration for the treatment of ABPA.

JJEI

On December 26, 2019 the Company entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). Under the terms of the JJEI License Agreement, has granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds (the “Licensed Product”) and (2) an exclusive, worldwide, royalty bearing license to PUR1800, the Company’s inhaled iSPERSE drug delivery system as formulated with one of the kinase inhibitor compounds. The Company will conduct a clinical and chronic toxicology program in 2020 focused on chronic obstructive pulmonary disease (COPD) and lung cancer interception.

As consideration for the Company’s entry into the JJEI License Agreement, JJEI will pay the Company an upfront fee of $7.2 million to conduct the research on the Phase 1b clinical study and will also fund $3.4 million for the toxicology study costs. The Company is also eligible to earn a $2.0 million milestone payment for the completion of the Phase 1b study of the Licensed Product. If JJEI exercises the option under the JJEI License Agreement, Pulmatrix is eligible to receive a $14.0 million option exercise payment, up to an additional $32.0 million in development milestone payments, $45.0 million in commercial milestones, as well as royalty payments ranging from 1% to 2% of sales.

Under the terms of the JJEI License Agreement, JJEI will have three months from the later of (1) the completion of a Phase 1b clinical study for the Licensed Product and JJEI’s receipt of audited final reports and (2) JJEI’s receipt of audited draft reports for a toxicology study of the Licensed Product to exercise the option. If the option is not exercised, Pulmatrix may terminate the JJEI License Agreement by providing a 30 day written notice, and all licenses will revert back to Pulmatrix. The agreement may otherwise be terminated by JJEI for any reason upon 90 days advance notice, or upon notice of the Company’s entering into insolvency or bankruptcy proceedings. Either party may terminate the agreement for material breach of contract that is not cured within 60 days.

The Company has recorded a receivable for the upfront payment of $7.2 million as of December 31, 2019. The upfront payment amount was due within 30 calendar days of the agreement’s effective date and was paid in January 2020.

Cipla

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole, our inhaled iSPERSE drug delivery system enabled formulation of the antifungal drug, itraconazole, for the treatment of all pulmonary indications, including ABPA in patients with asthma.

Pursuant to the Cipla Agreement, Cipla made an initial upfront payment of $22 million to us in exchange for an irrevocable assignment of all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets with respect to Pulmazole, specifically in relation to pulmonary indications (the “Assigned Assets”) which Cipla then irrevocably licensed back to us only for non-pulmonary application. As a condition precedent to signing the agreement, we demonstrated to Cipla that we had at least $15 million of unencumbered cash available for the development of Pulmazole. Pursuant to the terms of the agreement, we dedicated $24 million of cash to the development of Pulmazole. After such $24 million is exhausted, each of us and Cipla will bear 50% of any costs incurred with respect to the development, regulatory and commercialization costs of Pulmazole. The parties will share equally the total free cash flow in relation to commercialization of Pulmazole. Pulmatrix will remain primarily responsible for the execution of the clinical development of Pulmazole, and Cipla will be responsible for the global commercialization of the product.

Financial Overview

To date, we have not generated any product sales. Our 2019 revenue was generated through the Cipla Agreement. Our 2018 revenue resulted from an award from Cystic Fibrosis Foundation Therapeutics (“CFFT”), the nonprofit drug discovery and development affiliate of the Cystic Fibrosis Foundation, to support the development of Pulmazole for the treatment of ABPA in patients with asthma and cystic fibrosis.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with CROs or CMOs, and consultants that conduct our clinical trials and preclinical activities;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

•	costs associated with preclinical activities and clinical regulatory operations

•	consulting and professional fees associated with research and development activities

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately 70%, of our staff are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE powders for our pipeline programs. As we identify opportunities for iSPERSE in additional indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as share-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses, expenses related to being a publicly-traded company and professional fees for consulting, auditing and tax services.

We anticipate that our general and administrative expenses will increase in the future as they relate to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer liability insurance, investor relations costs and other costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in staffing and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Impairment of Goodwill

Goodwill is not amortized but evaluated at year end for potential impairment. As of December 31, 2019, and 2018, goodwill was impaired by $7.3 million and $0.1 million, respectively.

Interest Expense

Interest expense primarily reflects the amortization of debt discounts and interest expense accrued in connection with a term loan that was outstanding during the period. We incurred interest expense associated with a $7.0 million term loan, or Term loan, from Hercules Technology Growth Capital, Inc., or Hercules, until its maturity date of July 1, 2018. The loan was paid in its entirety and as of June 30, 2018, there was no further liability.

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

Revenue Recognition

Effective January 1, 2019, the Company adopted ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The adoption of Topic 606 did not have any material impact on the Company’s consolidated financial statements. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Our principal sources of revenue during the reporting period were income that resulted through our collaborative arrangements and license agreements that related to the development and commercialization of Pulmazole and from reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

During the year ended December 31, 2019, our principal source of revenue was income that resulted from the Cipla Agreement. During the year ended December 31, 2018, our principle source of revenue was income for reimbursement of clinical study costs as part of a grant received from CFFT.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. As of December 31, 2019, the Company has an active arrangement that contains a research or development milestone.

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

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, CROs and CMOs. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided. As of December 31, 2019, the Company has an active arrangement with JJEI that contains a research or development milestone.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items, such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform a quantitative analysis to determine if the carrying value of the goodwill exceeds the fair value of the Company. Based on the quantitative analysis, goodwill was determined to be impaired and as of December 31, 2019, and December 31, 2018, charges of $7,268 and $69 were recorded, respectively.

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2019, and 2018, we did not have any significant uncertain tax positions. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Results of Operations

Year Ended December 31, 2019 Compared with Year ended December 31, 2018

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year ended December 31,
	2019	2018	Change
Revenues	$7,910	$153	$7,757

Operating expenses
Research and development	12,845	12,966	(121)
General and administrative	8,489	7,518	971
Impairment of Goodwill	7,268	69	7,199

Total operating expenses	28,602	20,553	8,049

Loss from operations	(20,692)	(20,400)	(292)
Interest expense	—	(186)	186
Fair value adjustment of derivative liability	—	1	(1)
Interest income	301	27	274
Settlement expense	(200)	—	(200)
Other expense, net	(5)	(5)	—

Loss before income taxes	(20,596)	(20,563)	(33)

Net loss	$(20,596)	$(20,563)	$(33)

Revenue — Revenue was $7.9 million for the year ended December 31, 2019 as compared to $0.1 million for the year ended December 31, 2018, an increase of $7.8 million. The increase in revenue was the result of recognition of income pursuant to the Cipla Agreement.

Research and development expenses — Research and development expense was $12.8 million for the year ended December 31, 2019 as compared to $13.0 million for the year ended December 31, 2018 a decrease of 0.2 million. The decrease was primarily due to decreased spend of $1.6 million in employment costs as a result of decreased share based compensation expense and $0.6 million on the PUR1800 project as a result of the completion of a pre-clinical toxicology study in 2018, partially offset by increased spend of $2.0 million on the Pulmazole project.

General and administrative expenses — General and administrative expense was $8.5 million for the year ended December 31, 2019, compared to $7.5 million for the year ended December 31, 2018, an increase of $1.0 million. The increase was primarily due to a $0.3 million royalty payment to the CFFT resulting from the Cipla Collaboration and increases of $0.3 million of legal and patent costs, $0.2 million of employment costs, and $0.2 million in professional consulting expense.

Impairment of goodwill — In 2019 and 2018, the Company performed an impairment assessment and concluded that the carrying amount of the goodwill exceeded its fair value and recorded the resulting impairment charges of $7.3 million and $0.1 million, respectively.

Interest expense — Interest expense was $0.2 million for the year ended December 31, 2018 which related to the term loan agreement that we entered into in June 2015. Final payments were made in June 2018 and, as of June 30, 2018, the term loan was paid in full.

Liquidity and Capital Resources

At December 31, 2019, the Company had unrestricted cash of $23.4 million. The Company had incurred recurring losses and as of December 31, 2019 had an accumulated deficit of $215.2 million. During the year ended December 31, 2019, approximately $3.2 million was provided by its operating activities. The Company has primarily financed operations to date through the sale of equity securities, a term loan, licensing and collaboration agreements. In 2018, the Company paid off the Term Loan in full, and the Company currently does not have a term loan outstanding. The Company will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

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

Under the JJEI License Agreement, the Company is also eligible to earn a $2.0 million milestone payment for the completion of the Phase 1b study of the Licensed Product. If JJEI exercises the option under the JJEI License Agreement, Pulmatrix is eligible to receive a $14.0 million option exercise payment, up to an additional $32.0 million in development milestone payments, $45.0 million in commercial milestones, as well as royalty payments ranging from 1% to 2% of sales.

We believe that our existing resources will be sufficient to fund our planned operations into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our preclinical studies and clinical trials. We are currently assessing the impact of the coronavirus which may adversely affect our ability to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials or obtain approval of any product candidates from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities.

During the year ended December 31, 2019, the Company raised an aggregate of $17.7 million in net proceeds through the sale of its common stock and the exercise of pre-funded warrants (note 9 of the accompanying consolidated financial statements). Subsequent to December 31, 2019, the accounts receivable was satisfied with the receipt of $7.2 million from JJEI (see Note 6 of the accompanying consolidated financial statements) and $0.3 million was received for the exercise of outstanding warrants and stock options.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2019	2018
Net cash provided by/(used in) operating activities	$3,230	$(16,761)
Net cash used in investing activities	(58)	(19)
Net cash provided by financing activities	17,705	15,793

Net increase in cash and cash equivalents	$20,877	$(987)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $3.2 million, which was primarily the result of a net loss of $20.6 million, offset by $10.1 million of net non-cash adjustments and $13.7 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $7.3 million of goodwill impairment, $2.0 million of share-based compensation expense, $0.6 million of amortization of operating lease right-of-use asset and $0.2 million of depreciation and amortization. The net cash inflows associated with changes in operating assets and liabilities was primarily due to $21.2 million increase in deferred revenue and $0.9 million increase in accrued expenses partially offset by decreases of $7.2 million in accounts receivable, $0.6 million in operating lease liabilities, $0.5 million in accounts payable and $0.1 million in prepaid expenses and other current assets.

Net cash used in operating activities for the year ended December 31, 2018 was $16.8 million, which was primarily the result of a net loss of $20.6 million, partially offset by $3.3 million of net non-cash adjustments and $0.5 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $3.0 million of share-based compensation expense, $0.2 million of depreciation and amortization, $0.1 million of goodwill impairment. The net cash inflows associated with changes in operating assets and liabilities was primarily due to a $0.7 million increase in accounts payable, partially offset by a $0.2 million decrease in accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2019 and December 31, 2018 were both less than $0.1 million and were primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $17.7 million and was due to the issuance of common stock in multiple capital raises during the first half of 2019 and the exercise of pre-funded warrants.

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

Financings

Based on our planned use for our existing cash resources, we believe that our available funds will enable us to support chemistry manufacturing and control activities in support of the Pulmazole program into the second quarter of 2021. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical studies for existing and new pipeline programs based on iSPERSE;

•

the outcome, timing and cost of regulatory approvals by the FDA and European regulatory authorities, including the potential for these agencies to require that we perform studies in addition to those that we currently have planned;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or defend against claims of infringement by others;

•	our need to expand our research and development activities;

•	our need and ability to hire additional personnel;

•	our need to implement additional infrastructure and internal systems;

•	the cost of establishing and maintaining a commercial-scale manufacturing line; and

•	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Reverse Stock Split

On February 3, 2019, the Board approved a 1-for-10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”) and the Company’s common stock began trading on a split-adjusted basis when the market opened on February 6, 2019. With the Reverse Stock Split, every 10 shares of the Company’s issued and outstanding common stock (and such shares held in treasury) were automatically converted into 1 share of common stock, without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share. Accordingly, all common share and per share data are retrospectively restated to give effect of the split for all periods presented herein.

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

After giving effect to $0.7 million in commissions, fees and expenses, the two financings resulted in $3.0 million of net proceeds.

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

We recorded gross proceeds of $16.5 million and after commissions and fees of $1.9 million, the financing resulted in $14.6 million of net proceeds.

All of the 8,947,112 pre-funded warrants issued in the offering were exercised during 2019 which resulted in the issuance of an additional 8,647,112 shares of common stock with net proceeds of $0.1 million. The remaining 300,000 common shares underlying the outstanding pre-funded warrants were issued on January 2, 2020.

2018 Financings

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

During 2018, we sold 123,266 shares of common stock under the Sales Agreement at an average selling price of approximately $15.40 per share which resulted in gross proceeds of approximately $1.9 million and net proceeds of approximately $1.8 million after payment of 3% commission to BTIG and other issuance costs.

Public Offering

On April 3, 2018, the Company closed its firm commitment underwritten public offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into between the Company and Oppenheimer & Co. Inc., as representative of the underwriters (the “Underwriters”), dated March 28, 2018, the Company issued and sold (i) 1,566,000 common units (“Common Units”), with each Common Unit being comprised of one share of the Company’s common stock, par value $0.0001 per share, one Series A warrant (collectively, the “Series A Warrants”) to purchase one share of common stock and one Series B warrant (collectively, the “Series B Warrants”) to purchase one share of common stock, and (ii) 784,000 pre-funded units (the “Pre-Funded Units” and, together with the Common Units, the “Units”), with each Pre-Funded Unit being comprised of one pre-funded warrant to purchase one share of common stock, one Series A Warrant and one

Series B Warrant. The public offering price was $6.50 per Common Unit and $6.40 per Pre-Funded Unit, and the gross proceeds received by the Company on April 3, 2018 pursuant to such sales were $15.2 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

In addition, on April 4, 2018, the Company closed on the sale of 115,000 additional Common Units pursuant to the Underwriters’ option to purchase up to an additional 115,000 Units, which were exercised in full. After giving effect to the exercise of the Underwriters’ overallotment option, the gross aggregate proceeds from the offering on April 3 and 4 were $16.0 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

All pre-funded warrants issued in the offering were exercised in April 2018 and, as 15,000 were exercised on a cashless basis, resulted in the issuance of an additional 783,707 shares of common stock with gross proceeds of $0.1 million in the second quarter.

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

The Company agreed to pay Oppenheimer a commission of (a) 7% of the gross proceeds raised up to $5.0 million and (b) 6.5% of the gross proceeds raised in excess of $5.0 million. The Company also agreed to pay or reimburse certain expenses on behalf of Oppenheimer. A total of $1.5 million of commissions and other issuance costs were associated with the public offering.

The net proceeds to the Company from the Offering were approximately $14.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

Registered Direct Offering

On November 29, 2018, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell an aggregate of 240,000 shares of common stock, par value $0.0001 per share, of the Company common stock at an offering price of $3.20 per share for gross proceeds of $0.8 million before the deduction of offering expenses. In addition, the Company sold pre-funded warrants (the “Pre-Funded Warrants”) to purchase 697,500 shares of common stock (and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants). The Pre-Funded Warrants were sold at an offering price of $3.10 per share for gross proceeds of $2.2 million before deduction of offering expenses.

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

Exercise of Warrants

During January and February 2019, 697,500 pre-funded warrants were exercised, and 697,500 common shares were issued. The company recorded proceeds of $0.1 million.

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

Commitments

We contract with various other organizations to conduct research and development activities. As of December 31, 2019, we had aggregate commitments to pay approximately $4.6 million remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

4.1	Form of Specimen Stock Certificate		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Representative’s Warrant Agreement		Form S-1/A (Exhibit 4.2)	02/24/14	333-190476

4.3	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.4	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.5	Form of Series B Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.8)	03/28/18	333-223630

4.6	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.7)	03/28/18	333-223630

4.7	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.1)	12/03/18	001-36199

4.8	Form of Common Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.2)	12/03/18	001-36199

4.9	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated January 31, 2019		Form 8-K (Exhibit 4.1)	1/30/2019	001-36199

4.10	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated February 4, 2019		Form 8-K (Exhibit 4.1)	02/01/19	001-36199

4.11	Form of Common Warrant issued in Pulmatrix Direct Registered Offering, dated February 12, 2019		Form 8-K (Exhibit 4.1)	02/11/19	001-36199

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.12	Form of Placement Agent Warrant issued in Pulmatrix Registered Direct Offering, dated February 12, 2019		Form 8-K (Exhibit 4.2)	02/11/19	001-36199

4.13	Form of Common Stock Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.13)	04/01/19	333-230395

4.14	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.11)	04/01/19	333-230395

4.15	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.12)	04/01/19	333-230395

10.1*	Executive Employment Agreement, dated June 15, 2015, by and between Pulmatrix, Inc. and Robert W. Clarke, Ph.D.		Form 8-K (Exhibit 10.4)	06/16/15	001-36199

10.2*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan		Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.3*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan		Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.4*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.5	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.		Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.6	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018		Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.7	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	12/03/18	001-36199

10.8*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad		Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.9*	General Release and Severance Agreement, dated May 16, 2019, by and between the Company and Robert Clarke, Ph.D.		Form 10-K (Exhibit 10.1)	05/16/19	001-36199

10.10	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.		Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.11*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019		Form S-8 (Exhibit 99.3)	06/04/19	333-231935

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.12*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019		Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.13**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019	X

21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	03/13/18	001-36199

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

#

Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

*	These exhibits are management contracts
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: March 26, 2020	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Teofilo Raad Teofilo Raad	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2020

/s/ Michelle S. Siegert Michelle S. Siegert	VP, Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 26, 2020

/s/ Mark Iwicki Mark Iwicki	Chairman of the Board of Directors	March 26, 2020

/s/ Richard Batycky Richard Batycky	Director	March 26, 2020

/s/ Steven Gillis, Ph.D. Steven Gillis, Ph.D.	Director	March 26, 2020

/s/ Michael J. Higgins Michael J. Higgins	Director	March 26, 2020

/s/ Amit D. Munshi Amit D. Munshi	Director	March 26, 2020

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulmatrix, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Changes in Accounting Principles

ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards update (“ASU”) No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenues in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, effective January 1, 2019, using the modified retrospective approach.

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

New York, NY

March 26, 2020

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$23,440	$2,563
Accounts receivable	7,200	—
Prepaid expenses and other current assets	777	717

Total current assets	31,417	3,280
Property and equipment, net	270	394
Operating lease right-of-use asset	630	—
Long-term restricted cash	204	204
Goodwill	3,577	10,845

Total assets	$36,098	$14,723

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$600	$1,183
Accrued expenses	2,514	1,696
Operating lease liability	675	—
Deferred revenue	13,411	—

Total current liabilities	17,200	2,879
Deferred revenue, net of current portion	7,879	—

Total liabilities	25,079	2,879

Stockholders’ Equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 19,994,560 and 4,923,723 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	—
Additional paid-in capital	226,178	206,409
Accumulated deficit	(215,161)	(194,565)

Total stockholders’ equity	11,019	11,844

Total liabilities and stockholders’ equity	$36,098	$14,723

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2019	2018
Revenues	$7,910	$153

Operating expenses
Research and development	12,845	12,966
General and administrative	8,489	7,518
Impairment of goodwill	7,268	69

Total operating expenses	28,602	20,553

Loss from operations	(20,692)	(20,400)
Other income/(expense)
Interest expense	—	(186)
Fair value adjustment of derivative liability	—	1
Interest income	301	27
Settlement expense	(200)	—
Other expense	(5)	(5)

Total other income/(expense)	96	(163)

Net loss	$(20,596)	$(20,563)

Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(4.98)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	16,733,909	4,126,393

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance — January 1, 2019	4,932,723	$—	$206,409	$(194,565)	$11,844
Adjustment for reverse stock split	2,717	—	—	—	—
Issuance of common stock, net of issuance costs	5,714,508	1	17,544	—	17,545
Exercise of pre-funded warrants	9,344,612	1	159	—	160
Stock-based compensation	—	—	2,066	—	2,066
Net loss	—	—	—	(20,596)	(20,596)

Balance — December 31, 2019	19,994,560	2	226,178	(215,161)	11,019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance — January 1, 2018	2,104,750	$—	$184,139	$(174,002)	$10,137
Issuance of common stock, net of issuance costs	2,044,266	—	19,219	—	19,219
Exercise of pre-funded warrants	783,707	—	78	—	78
Stock-based compensation	—	—	2,973	—	2,973
Net loss	—	—	—	(20,563)	(20,563)

Balance — December 31, 2018	4,932,723	$—	$206,409	$(194,565)	$11,844

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,596)	$(20,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	231
Amortization of operating lease right-of-use asset	583	—
Stock-based compensation	2,066	2,973
Impairment of goodwill	7,268	69
Non-cash interest expense	—	35
Non-cash debt issuance expense	—	3
Fair value adjustment on derivative liability	—	(1)
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Accounts Receivable	(7,200)	—
Prepaid expenses and other current assets	(60)	(21)
Accounts payable	(583)	726
Accrued expenses	885	(221)
Operating lease liabilities	(605)	—
Deferred revenue	21,290	—

Net cash provided by/(used in) operating activities	3,230	(16,761)

Cash flows from investing activities:
Purchases of property and equipment	(58)	(19)

Net cash used in investing activities	(58)	(19)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	17,545	19,297
Proceeds from exercise of pre-funded warrants	160	—
Principal payments term loan	—	(3,259)
End of term loan payment	—	(245)

Net cash provided by financing activities	17,705	15,793

Net increase (decrease) in cash, cash equivalents and restricted cash	20,877	(987)
Cash, cash equivalents and restricted cash — beginning of period	2,767	3,754

Cash, cash equivalents and restricted cash — end of period	$23,644	$2,767

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$131
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$1,213	—

See accompanying notes to consolidated financial statements

PULMATRIX, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Nevada corporation and converted to a Delaware corporation in September 2013. On June 15, 2015, the Company completed a merger with Pulmatrix Operating Company, Inc. changed its name from Ruthigen, Inc. to “Pulmatrix, Inc.” and relocated its corporate headquarters to Lexington, Massachusetts. The Company is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory and other diseases and infections with significant unmet medical needs.

On February 5, 2019, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”) pursuant to which every 10 shares of the Company’s issued and outstanding common stock were automatically converted into 1 share of common stock. Accordingly, all common share and per share data are retrospectively restated, including any adjustments necessary to eliminate fractional shares, to give effect of the Reverse Stock Split for all periods presented herein.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, interest borrowing rate, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Concentrations of Credit Risk and Off-Balance Sheet Arrangements

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

Cash, Cash Equivalents and Restricted Cash

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

At December 31, 2019 and 2018 the Company had a $153 letter of credit as a security deposit on its leased office and laboratory facility that expires on February 21, 2021. The letter of credit is secured by a deposit in a money market account, as well as $51 deposited in a money market account as security for a credit card.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the consolidated balance sheets that sum to the total of the same amounts in the statement of cash flows.

	Year Ended
	2019	2018
Cash and cash equivalents	$23,440	$2,563
Restricted cash	204	204

Total cash, cash equivalents and restricted cash	$23,644	$2,767

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

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB Accounting Standards Codification “(“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The fair value of any Company’s convertible notes will be determined using current applicable rates for similar instruments with similar conversion and settlement features as of the balance sheet dates. The carrying value of the Company’s convertible notes payable will approximate their fair value considering their short-term maturity dates and that the stated interest rate was near current market rates for instruments with similar conversion and settlement features. The fair value of the Company’s convertible notes and warrant liabilities will be determined using “Level 3” inputs.

Leases

During the quarter, the Company adopted ASC, Topic 842, Leases , effective January 1, 2019, using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date as its date of initial application, with prior periods unchanged and presented in accordance with the guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items, such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, a certain policy election is available in which an entity may elect to not separate lease and non-lease components. Rather, each lease component and the related non-lease components would be accounted for together as a single component. The Company has elected to account for the lease and non-lease components as a combined lease component.

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (ASC 605). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Customer Options. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised. As of December 31, 2019, the Company does not have any active arrangements that contain customer options.

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. As of December 31, 2019, the Company has an active arrangement that contains a research or development milestone see Note 6, Significant Agreements.

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

For a complete discussion of accounting for collaboration revenues, see Note 6, Significant Agreements.

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, clinical research organizations (“CROs”) and clinical manufacturing organizations (“CMOs”). Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided. As of December 31, 2019, the Company has an active arrangement with JJEI that contains a research or development milestone.

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

Share-based payments to non-employees are recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair values of these awards are more reliably measurable than the fair values of the services rendered.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the goodwill exceeds the fair value of the Company. Based on the quantitative analysis and due to the decline in stock price, goodwill was determined to be impaired as of December 31, 2019 and December 31, 2018. A charge of $7,268 and $69 was recorded, respectively.

Recently Adopted Accounting Standards

In November 2018, the FASB issued ASU No. 2018-18, Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers). The amendments are effective for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has early adopted ASU 2018-18 and adoption of this ASU has no significant impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provided companies with an option to not restate comparative periods presented in the financial statements. The Company adopted this new standard on January 1, 2019 (the “adoption date”) using the effective date method, for which comparative periods will be presented in accordance with the previous guidance in ASC 840, Leases. In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. As of the adoption date of January 1, 2019, the Company identified two operating lease arrangements in which it is a lessee. In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. As of the adoption date of January 1, 2019, the Company identified two operating lease arrangements in which it is a lessee. The adoption of this standard resulted in the recognition of operating lease liabilities of $1,280 and right-of-use assets of $1,213 on the Company’s balance sheet, with a reclass of the existing deferred rent balance of $67 to the right-of-use assets. The adoption of the standard did not have a significant effect on the Company’s statements of operations or statements of cash flows. In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard includes a short-term lease exception for leases with an original term of 12 months or less, the Company made this accounting policy election. Leases will be classified as either finance (previously referred to as capital) or operating, with classification affecting the pattern of expense recognition in the statements of operations and cash flow classification in the statements of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, ASU 2016-02 became effective for the Company on January 1, 2019. A modified retrospective transition approach was provided for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees, addresses aspects of the accounting for nonemployee share based compensation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has adopted ASU 2018-07 and adoption of this ASU has no significant impact on its consolidated financial statements.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company has adopted ASU 2017-11 and adoption of this ASU has no significant impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The new standard will be effective for the Company on January 1, 2020. The Company does not anticipate a material impact to its net financial position or disclosures as a result of the adoption of ASU 2018-15.

3. Accounts Receivable

Accounts receivable consisted of an upfront payment obligation from JJEI that was received in January 2020.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2019	2018
Prepaid insurance	$202	$243
Prepaid clinical trials	322	419
Prepaid other	221	27
Deferred operating costs	32	28

Total prepaid expenses and other current assets	$777	$717

5. Property and Equipment, Net

Property and equipment consisted of the following:

	As of December 31,
	2019	2018
Laboratory equipment	$1,538	$1,529
Computer equipment	217	185
Office furniture and equipment	217	217
Leasehold improvements	581	579
Capital in progress	2	—

Total property and equipment	2,555	2,510
Less accumulated depreciation and amortization	(2,285)	(2,116)

Property and equipment, net	$270	$394

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $182 and $231, respectively. During the years ended 2019 and 2018, the Company recorded gross fixed asset disposals of $13 and $993 and their related accumulated depreciation of $13 and $985, respectively.

6. Significant Agreements

License, Development and Commercialization Agreement

On June 9, 2017, the Company entered into a License Agreement with RespiVert (the “RespiVert License Agreement”), a wholly owned subsidiary of Janssen Biotech, Inc., and an affiliate of Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”), pursuant to which RespiVert granted the Company an exclusive, royalty-bearing license to its Licensed IP and to develop and commercialize products worldwide that incorporate the Licensed IP. The development, application, design and marketing of the Licensed IP for PUR1800 and PUR5700 and any licensed products will be managed exclusively by the Company.

The RespiVert License Agreement terminates upon the expiration of the Company’s obligation to pay royalties for all licensed products, unless earlier terminated. In addition, the RespiVert License Agreement may be terminated (i) by the Company for any reason upon 120 days’ advance notice to RespiVert; (ii) by RespiVert upon receipt of notice from the Company of either voluntary or involuntary insolvency proceedings of the Company; and (iii) by either party for a material breach which remains uncured following the applicable cure period.

Under the terms of the RespiVert License Agreement, the Company paid RespiVert an up-front, non-refundable license fee of $1,000 in partial consideration for the rights granted by RespiVert to the Company and will pay RespiVert designated amounts when any licensed product achieves certain developmental milestones. On December 26, 2019, the Company entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with JJEI pursuant to which the Company provided JJEI an assignment option of all of its rights under the RespiVert License Agreement.

Under the terms of the JJEI License Agreement, the Company granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds (the “Licensed Product”) and (2) an exclusive, worldwide, royalty bearing license to PUR1800, the Company’s inhaled iSPERSE drug delivery system as formulated with one of the kinase inhibitor compounds. The Company will conduct a clinical and chronic toxicology program beginning in 2020 focused on chronic obstructive pulmonary disease (COPD) and lung cancer interception.

As consideration for the Company’s entry into the JJEI License Agreement, JJEI will pay the Company an upfront fee of $7,200 to conduct the research on the Phase 1b clinical study and will also fund $3,400 for the toxicology study costs. The Company is also eligible to earn a $2,000 milestone payment for the completion of the Phase 1b study of the Licensed Product. If JJEI exercises the option, Pulmatrix is eligible to receive a $14,000 option exercise payment, up to an additional $32,000 in development milestone payments, $45,000 in commercial milestones, as well as royalty payments ranging from 1% to 2% of sales.

Under the JJEI License Agreement, JJEI will have three months from the later of (1) the completion of a Phase 1b clinical study for the Licensed Product and JJEI’s receipt of audited final reports and (2) JJEI’s receipt of audited draft reports for the chronic toxicology program of the Licensed Product to exercise the option. If the option is not exercised, Pulmatrix may terminate the JJEI License Agreement by providing a 30 day written notice, and all licenses revert back to Pulmatrix. The agreement may otherwise be terminated by JJEI for any reason upon 90 days advance notice, or upon notice of the Company’s entering into insolvency or bankruptcy proceedings. Either party may terminate the agreement for material breach of contract that is not cured within 60 days.

Accounting Treatment

As of December 31, 2019, the Company has recorded a receivable for the upfront payment of $7,200, payment of which occurred in January 2020. Revenue associated with the combined research and development services for the Product and the irrevocable license to the Assigned Assets is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet. As of December 31, 2019, none of the performance obligations have been fully satisfied and $7,200 was recorded as deferred revenue, of which $5,359 is current. The Company expects to recognize the deferred revenue according to costs incurred, over the remaining research term, which is expected to be completed during the second quarter of 2021.

Collaborations

On April 15, 2019 (“Effective Date”), the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies, LLC. (Cipla”) for the worldwide development and commercialization of Pulmazole (the “Product”), an inhaled formulation of the anti-fungal drug itraconazole (developed using iSPERSE technology designed to treat allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma.

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

Revenue associated with the combined research and development services for the Product and the irrevocable license to the Assigned Assets is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

None of the performance obligations have been fully satisfied as of December 31, 2019. The Company received the $22,000 upfront payment in May 2019. During 2019, the Company recognized $6,298 in revenue related to the research and development services and $1,612 in revenue for the irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. The aggregate amount of the transaction price related to the Company’s unsatisfied performance obligations and at December 31, 2019 the Company recorded $14,090 in deferred revenue, of which $8,052 is current. The Company expects to recognize the deferred revenue according to costs incurred, over the remaining research term, which is expected to be completed during the second half of 2023.

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	As of December 31,
	2019	2018
Vacation	$42	$59
Wages and incentive	527	915
Clinical & consulting	1,820	517
Legal & patent	85	67
Deferred rent	—	67
Other expenses	40	71

Total accrued expenses	$2,514	$1,696

9. Common Stock

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

Registered Direct Offering

On February 12, 2019, the Company sold 1,706,484 shares at $1.465 per share. In this registered direct offering, the Company issued warrants to purchase 1,706,484 shares of its common stock to investors with an exercise price of $1.34 and a fair value of $0.5962 per share, with an expiration date of August 12, 2024. In addition, the Company issued warrants to purchase 110,922 shares of its common stock to underwriters with an exercise price of $1.8313 per share and an expiration date of February 7, 2024. The underwriter warrants had a fair value of $0.5314 per share at the issuance date. The Company recorded gross proceeds of approximately $2,500.

After giving effect to approximately $691 of fees and expenses associated with the CMPOs and the Registered Direct offering, the Company recorded net proceeds of approximately $2,979.

Exercise of Warrants

All pre-funded warrants issued in the November 2018 securities purchase agreement with an institutional investor were exercised in 2019 and 697,500 common shares were issued. The Company recorded $70 in net proceeds.

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

All pre-funded warrants issued in the offering were exercised during 2019. 8,647,112 shares of common stock were issued in 2019 and 300,000 shares of common stock were issued in January 2020 which resulted in net proceeds of $90.

After giving effect to the exercise of the Underwriters’ overallotment option, the gross aggregate proceeds from the offering on April 8 was $16,470, prior to deducting underwriting discounts and commissions and other estimated offering expenses. The Company agreed to pay H.C. Wainwright & Co, LLC a commission of 7% of the gross proceeds and also agreed to pay or reimburse certain expenses on behalf of H.C. Wainwright. A total of $1,904 of commissions and other issuance costs were associated with the public offering.

During 2019, after giving effect to fees, commissions and other expenses of approximately $2,595, the Company recorded net proceeds of $17,705 for the sale of the CMPOs, the registered direct offering, the public offering and the pre-funded warrant exercises. The Company intends to use the net proceeds for research and development of its therapeutic candidates, particularly the development of Pulmazole, as well as for working capital and general corporate purposes.

At-the-Market Offering

During the first quarter of 2018, the Company sold 123,266 shares of its common stock under the Sales Agreement at an average selling price of approximately $15.40 per share which resulted in gross proceeds of approximately $1,904 and net proceeds of approximately $1,847 after payment of 3% commission to BTIG and other issuance costs.

On March 17, 2017, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”) to act as the Company’s sales agent with respect to the issuance and sale of up to $11,000 of the Company’s shares of common stock, from 0time to time in an at-the-market public offering (the “Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on July 15, 2016, and subsequently declared effective on August 3, 2016 (File No. 333-212546), and a related prospectus. BTIG acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by the Company, BTIG may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of this offering in an escrow, trust or similar account.

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

10. Warrants

A rollforward of the common stock warrants outstanding at December 31, 2019 is as follows.

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	328,444	—	$77.90	2.44	$—
Series A warrants issued	2,465,000	—	$6.50
Series A warrants expired	(2,465,000)	—	$(6.50)
Series B warrants issued	2,465,011	—	$7.50
Pre-funded warrants issued	784,000	—	$6.50
Pre-funded warrants exercised	(784,000)	—	$(6.50)
Warrants issued	937,500	—	$3.90
Pre-funded warrants issued	—	697,500	$0.01
Adjustment for reverse stock split	(11)	—

Outstanding December 31, 2018	3,730,944	697,500	$10.78	4.30	$—
Warrants issued	14,926,161	—	$1.37
Pre-funded warrants issued	—	8,947,112	$0.01
Pre-funded warrants exercised	—	(9,344,612)	$0.01
Expirations	(3,926)	—	$226.60
Adjustment for reverse stock split	16	—

Outstanding December 31, 2019	18,653,195	300,000	$3.61	4.17	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Year Ended December 31,
Issue Date	Classification	Exercise Price	Expiration Date	2019	2018
April 8, 2019	Equity	$0.01	Pre-funded	300,000	—
April 8, 2019	Equity	$1.35	April 8, 2024	12,266,665	—
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	—
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	—
February 12, 2019	Equity	$1.34	August 12, 2024	1,706,484	—
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	—
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	—
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	937,500
December 3, 2018	Equity	$3.20	Pre-funded	—	697,500
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	2,350,011
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	115,000
August 31, 2015	Equity	$118.00	August 31, 2020	3,000	3,000
June 15, 2015	Equity	$75.50	Five years after milestone achievement	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	2,515	2,515
March 21, 2014	Equity	$226.60	March 21, 2019	—	3,926
Adjustment for Reverse Stock Split					(16)

Total Outstanding				18,953,195	4,428,444

11. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). As of December 31, 2019, the 2013 Plan provided for the grant of up to 4,060,000 shares of the Company’s common stock, of which 3,121,545 shares remained available for future grant. As of December 31, 2018, the 2013 Plan provided for the grant of up to 1,250,000 shares of the Company’s common stock, of which 272,219 shares remained available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of December 31, 2019, the two legacy plans have a total of 15,865 options outstanding all of which are fully vested and for which common stock will be delivered upon exercise.

Options

During the year ended December 31, 2019, the Company granted options to purchase 561,600 shares of the Company’s common stock to employees and options to purchase 90,000 shares of the Company’s common stock to directors. No options were granted to advisors during the period. The stock options granted vest over time (the “Time Based Options”). Time Based Options vest over either 36 or 48 months. Subject to the grantee’s continuous service with the Company, Time Based Options vest in one of the following ways: (i) ) 25% at the one year anniversary of the Vesting Start Date and the remainder in 36 equal monthly installments beginning in the thirteenth month after the Vesting Start Date or (ii) 25% at the time of grant and the remainder in 36 equal monthly installments beginning in the first month after the Vesting Start Date. Stock options expire ten years after the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2019	972,569	$23.85	8.46	$—
Granted	651,600	$1.06
Exercised	—	—
Forfeited or expired	(724,166)	$18.54

Outstanding — December 31, 2019	900,003	$11.63	8.52	$—

Exercisable — December 31, 2019	401,453	$23.14	7.71	$—

The estimated fair values of employee stock options granted during the year ended December 31, 2019 and 2018, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31,
	2019	2018
Expected option life (years)	6.02	5.58%
Risk-free interest rate	2.22%	2.77%
Expected volatility	74.14%	79.67%
Expected dividend yield	0%	0%

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

As of December 31, 2019, there was $746 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.88 years.

The following table presents total stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively:

	For the years ended December 31,
	2019	2018
Research and development	$156	$970
General and administrative	1,910	2,003

Total stock-based compensation expense	$2,066	$2,973

12. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of December 31, 2019, we had aggregate commitments to pay approximately $4,569 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

Operating Leases

The Company has limited leasing activities as a lessee and are primarily related to its corporate headquarters located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The Company currently leases approximately 21,810 square feet of office and lab space in Lexington, Massachusetts under a lease that expires on December 31, 2020. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The Company also leases small office equipment which is primarily short-term or immaterial in nature. Therefore, no right-of-use assets and lease liabilities are recognized for these leases.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

Effective January 1, 2019, the Company used the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date as its date of initial application, with prior periods unchanged and presented in accordance with the guidance in ASC 840. As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Since the Company elected to account for each lease component and its associated non-lease components as a single combined lease component, total contract consideration was allocated to the combined lease component.

The expected lease terms include non-cancelable lease periods. Renewal option periods were not included in the determination of the lease terms as they were not reasonably certain to be exercised.

The components of lease expense for the Company as of December 31, 2019 were as follows:

As of December 31, 2019
Lease Cost
Fixed lease cost	$654
Variable lease cost	—

Total lease cost	$654

Other information
Short term, immaterial office equipment lease obligation	$5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$676
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,213
Weighted-average remaining lease term — operating leases	1 year
Weighted-average discount rate — operating leases	7.44%

As of December 31, 2019
Balance Sheet Classification:
Right-of-use Assets
Operating Lease Assets	$630

Total Lease Assets	$630

Maturities of lease liabilities due under these lease agreements as of December 31, 2019 are as follows:

Operating Leases
Maturity of lease liabilities
2020	$698
Total lease payments	698
Less: interest	(23)

Total lease liabilities	$675

Operating Leases
Reported as of December 31, 2019
Lease liabilities — short term	$675
Lease liabilities — long term	—

Total	$675

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments due under the Company’s operating leases as of December 31, 2018 were as follows:

Operating Leases
2019	$676
2020	698

Total lease payments	$1,374

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the year ended December 31, 2019 and 2018.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	2019	2018
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.9%	6.2%
Research and development credits	2.0%	1.9%
Expiration of stock options	(7.3)%	0.0%
Write-down of goodwill assets	(7.4)%	(0.1)%
Permanent differences	(0.6)%	(0.5)%
Limitations on Credits and Net Operating Losses	(171.3)%	0.0%
Other	(1.4)%	(0.3)%
Change in valuation allowance	161.1%	(28.2)%

Total	0.0%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$9,077	$37,640
Research and development credit carryforwards	382	3,170
Capitalized start-up expenses	711	851
Stock Compensation	1,031	2,589
Lease Liability	184	—
Other	382	520

Total deferred tax assets	11,767	44,770
Deferred tax liabilities:
Right of Use Asset	(172)	—

Total deferred tax liabilities	(172)	—
Valuation allowance	(11,595)	(44,770)

Net deferred tax liabilities	$—	$—

At December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37,602 and $18,674 respectively, which were available to reduce future taxable income. Federal net operating losses generated after January 1, 2018 may be carried forward indefinitely, however, utilization of these carryforwards is limited 80% of the Company’s taxable income each year. Federal and state net operating loss carryforwards of $7,500 and $18,674 respectively, will expire at various dates from 2023 through 2039. $30,102 of the federal net operating losses, generated in 2018 and 2019, can be carried forward indefinitely. The Company has research and development credits for federal and state income tax purposes of approximately $318 and $81, respectively, which expire at various dates from 2022 through 2039.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which it believes has resulted in changes in control as defined by Sections 382 and 383 of the Internal Revenue Code. The Company has completed an assessment through December 31, 2019 to determine the impact of the Section 382 and 383 ownership changes and has reduced their income tax credit and loss carryforwards.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2019 and 2018. The valuation allowance decreased by $33,175 during the year ended December 31, 2019, primarily due to the reduction of tax credit and loss carryforwards that were determined to be limited under Sections 382 and 383 of the internal revenue code for future utilization by the Company.

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

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company’s returns remain subject to federal and state audits for the years 2016 through 2019. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The Company anticipates that the amount of unrecognized tax benefits will not materially change in the next twelve months.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2018	$1,109
Additions for current year tax positions	115
Additions for prior year tax positions	20

Balance — December 31, 2018	1,244
Additions for current year tax positions	87
Reductions for prior year tax positions	(1,244)

Balance — December 31, 2019	$87

The Company’s total uncertain tax positions decreased during the year ended December 31, 2019 as a result of the reduction of tax credit and loss carryforward that were determined to be limited for future utilization by the Company under Sections 382 and 383. None of the uncertain tax positions that, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

14. Net Loss Per Share

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of December 31,
	2019	2018
Options to purchase common stock	900,003	972,573
Warrants to purchase common stock	18,653,195	3,730,944

Total	19,553,198	4,703,517

15. Subsequent Events

On December 31, 2019, 300,000 pre-funded warrants were exercised, and the Company collected proceeds of $3. Common shares were issued on January 2, 2020.

During January and February 2020, 176,747 warrants issued in April 2019 were exercised, and the Company collected proceeds of $239.

On January 3, 2020, 19,997 stock options were exercised, and the Company collected proceeds of $21.

On January 9, 2020, the Company granted 2,098,304 stock option awards to directors, employees and consultants.

On January 28, 2020, pursuant to the payment terms of the License, Development and Commercialization agreement, the Company received a milestone payment from JJEI of $7,200.

On February 4, 2020, 146,084 warrants issued in February 2019 were exercised cashlessly, and 30,000 shares were issued.

The Company has evaluated its events subsequent to December 31, 2019 to the date these consolidated financial statements were issued, and has determined that, other than what was disclosed above, it does not have any subsequent events to disclose in these consolidated financial statements.