Form 10-Q
period 2020-03-31
Pulmatrix, Inc.
filed 2020-05-14
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-36199

PULMATRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1821392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Hayden Avenue, Suite 390 Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (781) 357-2333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PULM	The NASDAQ Stock Market LLC

As of May 12, 2020, the registrant had 25,421,257 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At March 31, 2020	At December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,402	$23,440
Accounts receivable	—	7,200
Prepaid expenses and other current assets	1,845	777
Total current assets	26,247	31,417
Property and equipment, net	317	270
Operating lease right-of-use asset	477	630
Long-term restricted cash	204	204
Goodwill	3,577	3,577
Total assets	$30,822	$36,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,274	600
Accrued expenses	3,548	2,514
Operating lease liability	511	675
Deferred revenue	12,026	13,411
Total current liabilities	17,359	17,200
Deferred revenue, net of current portion	6,527	7,879
Total liabilities	23,886	25,079
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 20,521,304 and 19,994,560 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	2	2
Additional paid-in capital	226,781	226,178
Accumulated deficit	(219,847)	(215,161)
Total stockholders’ equity	6,936	11,019
Total liabilities and stockholders’ equity	$30,822	$36,098

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$2,762	$—
Operating expenses
Research and development	5,287	2,176
General and administrative	2,212	1,987
Impairment of goodwill	—	794
Total operating expenses	7,499	4,957
Loss from operations	(4,737)	(4,957)
Other income (expense)
Interest income	52	4
Settlement expense	—	(200)
Other expenses, net	(1)	(3)
Net loss	$(4,686)	$(5,156)
Net loss per share, basic and diluted	$(0.23)	$(0.74)
Weighted average shares used to compute basic and diluted net loss per share	20,469,457	6,944,513

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020 and 2019

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — December 31, 2019	19,994,560	$2	$226,178	$(215,161)	$11,019
Exercise of pre-funded warrants	300,000	—	—	—	—
Exercise of common stock options	19,997	—	21	—	21
Exercise of warrants	206,747	—	239	—	239
Share-based compensation	—	—	343	—	343
Net loss	—	—	—	(4,686)	(4,686)
Balance — March 31, 2020	20,521,304	$2	$226,781	$(219,847)	$6,936

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — December 31, 2018	4,932,723	$—	$206,409	$(194,565)	$11,844
Adjustment for reverse stock split	2,717	—	—	—	—
Issuance of common stock, net of issuance costs	2,394,955	1	2,978	—	2,979
Exercise of pre-funded warrants	697,500	—	70	—	70
Share-based compensation	—	—	459	—	459
Net loss	—	—	—	(5,156)	(5,156)
Balance — March 31, 2019	8,027,895	$1	$209,916	$(199,721)	$10,196

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,686)	$(5,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	50
Amortization of operating lease right-of-use asset	153	141
Stock-based compensation	343	459
Impairment of goodwill	—	794
Changes in operating assets and liabilities:
Accounts receivable	7,200	—
Prepaid expenses and other current assets	(1,068)	(519)
Accounts payable	672	428
Accrued expenses	1,034	494
Operating lease liability	(164)	(147)
Deferred revenue	(2,737)	—
Net cash provided by (used in) operating activities	798	(3,456)
Cash flows from investing activities:
Purchases of property and equipment	(96)	(10)
Net cash used in investing activities	(96)	(10)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,979
Proceeds from exercise of common stock options	21	—
Proceeds from exercise of warrants	239	—
Proceeds from exercise of pre-funded warrants	—	70
Net cash provided by financing activities	260	3,049
Net increase (decrease) in cash, cash equivalents and restricted cash	962	(417)
Cash, cash equivalents and restricted cash — beginning of period	23,644	2,767
Cash, cash equivalents and restricted cash — end of period	$24,606	$2,350
Supplemental disclosures of non-cash investing and financing information:
Fixed asset purchases in accounts payable	$2	—
Operating lease right-of-use asset obtained in exchange for operating lease obligation	—	$1,213

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2020.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, interest borrowing rate, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Concentrations of Credit Risk and Off-Balance Sheet Arrangements

Cash is a financial instrument that potentially subjects the Company to concentrations of credit risk. For all periods presented, substantially all of the Company’s cash was deposited in an account at a single financial institution that management believes is creditworthy. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. The Company has not incurred any losses to date.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, checking accounts and money market accounts. Restricted cash consists of two security deposits with a financial institution.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheets that sum to the total of the same amounts in the statement of cash flows.

	Three months ended March 31
	2020	2019
Cash and cash equivalents	$24,402	$2,146
Restricted cash	204	204
Total cash, cash equivalents and restricted cash	$24,606	$2,350

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value. The impact of the novel coronavirus (“COVID-19”) pandemic was considered in the Company’s qualitative assessment. Currently, there has not been a significant impact on the carrying value of the Company, but this factor will continue to be evaluated.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The new standard will be effective for the Company on January 1, 2020. The Company has adopted ASU 2018-13 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has adopted ASU 2018-13 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At March 31, 2020	At December 31, 2019
Prepaid Insurance	$157	$202
Prepaid Clinical Trials	1,508	322
Prepaid Other	130	221
Deferred Operating Costs	50	32
Total prepaid and other current assets	$1,845	$777

4. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At March 31, 2020	At December 31, 2019
Accrued vacation	$87	$42
Accrued wages and incentive	294	527
Accrued clinical & consulting	2,973	1,820
Accrued legal & patent	141	85
Accrued other expenses	53	40
Total accrued expenses	$3,548	$2,514

5. Common Stock

2020

Exercise of Warrants

On December 31, 2019, 300,000 pre-funded warrants were exercised, the Company collected proceeds of $3 and 300,000 shares of common stock were issued on January 2, 2020.

During the three months ended March 31, 2020, warrants to purchase 176,747 shares of common stock issued in April 2019 were exercised for cash, and the Company collected proceeds of $239.

On February 4, 2020, 146,084 warrants issued in February 2019 were exercised cashlessly, and 30,000 shares of common stock were issued.

Exercise of Stock Options

During the three months ended March 31, 2020, stock options to buy 19,997 shares were exercised, and the Company collected proceeds of $21.

2019

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

6. Warrants

A rollforward of the common stock warrants outstanding at March 31, 2020 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	18,953,195	$3.55	4.17	$—
Warrants exercised	(322,831)	$(0.74)
Pre-funded warrants exercised	(300,000)	$(0.01)
Outstanding March 31, 2020	18,330,364	$3.65	3.85	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Period Ended March 31,
Issue Date	Classification	Exercise Price	Expiration Date	2020	2019
April 8, 2019	Equity	$1.35	April 8, 2024	12,089,918	—
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	—
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	110,922
February 12, 2019	Equity	$1.34	August 12, 2024	1,560,400	1,706,484
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	34,605
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	10,151
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	937,500
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	2,350,011
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	115,000
August 31, 2015	Equity	$118.00	August 31, 2020	3,000	3,000
June 15, 2015	Equity	$75.50	Five years after milestone achievement	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	2,515	2,515
Total Outstanding				18,330,364	5,589,196

7. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of March 31, 2020, the 2013 Plan provides for the grant of up to 4,060,000 shares of common stock, of which 1,088,568 shares remain available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of March 31, 2020, a total of 15,301 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Stock Options

During the three months ended March 31, 2020, the Company granted 2,144,104 options to employees, directors or consultants. The fair value of the awards on the date of grant was $2,498. The awards vest over four years and expire ten years from the grant date.

There were no options granted to employees, directors or consultants during the three months ended March 31, 2019.

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	900,003	$11.63	8.52	$—
Granted	2,144,104	$1.54
Exercised	(19,997)	$1.06
Forfeited or expired	(111,691)	$30.56
Outstanding — March 31, 2020	2,912,419	$3.55	9.41	$—
Exercisable — March 31, 2020	490,102	$12.80	8.35	$—

The estimated fair values of employee stock options granted during the three months ended March 31, 2020, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2020
Expected option life (years)	5.92
Risk-free interest rate	1.68%
Expected volatility	93.88%
Expected dividend yield	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the average of the historical volatility for industry peers and our own volatility. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

As of March 31, 2020, there was $2,876 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.2 years.

The following table presents total stock-based compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Research and development	$47	$49
General and administrative	296	410
Total share-based compensation expense	$343	$459

8. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of March 31, 2020, we had aggregate commitments to pay approximately $4,361 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

The components of lease expense for the Company as of March 31, 2020 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Lease Cost:
Fixed lease cost	$163	$163
Variable lease cost	119	97
Total lease cost	$282	$260

Maturities of lease liabilities due under these lease agreements as of March 31, 2020 are as follows:

Operating Leases
Maturity of lease liabilities:
2020	$524
Total lease payments	524
Less: interest	(13)
Total lease liabilities	$511

9. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2020 and 2019, respectively, resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of March 31,
	2020	2019
Options to purchase common stock	2,912,419	826,988
Warrants to purchase common stock	18,330,364	5,589,196
Total	21,242,783	6,416,184

10. Subsequent Events

Stock Options

On April 7, 2020, stock options to purchase 2,500 shares were exercised, and the Company issued 2,500 shares of common stock.

Sensory Cloud Agreement

On April 9, 2020, the Company, entered into a Collaboration and License Agreement (the “Agreement”) with Sensory Cloud, Inc.

Under the terms of the Agreement, the Company has granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR 003 and PUR 006, the Company’s proprietary aerosol salt solution for delivery or administration to or through the nasal passages also known as NasoCalm, as well as related patents and know-how, for use in the field (the “Sensory Licensed Product”). We shall be entitled to royalties on net sales of Sensory Licensed Product in each country in which there is a valid claim of a patent within the licensed intellectual property covering the Sensory Licensed Product. Our rights to receive such royalties commences upon the first commercial sale of a Sensory Licensed Product in any such country and terminates upon the expiration of the last valid claim in such territory. The royalty rates are as follows: (1) 7% of net sales during calendar year 2020, (2) 14% of net sales during calendar year 2021, and (3) 17% of net sales during calendar year 2022 and each calendar year thereafter during the royalty term. In addition, the Company shall be entitled to receive a milestone payment of $1,000 following the achievement of aggregate net sales of all Sensory Licensed Products of $20,000.

SBA Loan

On April 10, 2020, the Company received a loan of $617 through the Paycheck Protection Program. Administered through the U.S. Small Business Administration, the loan was made possible through the Coronavirus Aid, Relief and Economic Security Act. On April 28, 2020, the Company repaid the loan in full.

Registered Direct Offering

On April 20, 2020, the Company sold to certain institutional investors in a registered direct offering an aggregate of 4,787,553 shares of common stock at an offering price of $1.671 per share, for gross proceeds of approximately $8,000 before the deduction of placement agent fees and offering expenses, pursuant to a Securities Purchase Agreement, dated as of April 16, 2020. In a concurrent private placement, the Company issued warrants to purchase up to 4,787,553 shares of common stock to the same investors with an exercise price of $1.55 per share. In addition, we issued warrants to purchase 311,191 shares of common stock at an exercise price of $2.0888 per share to the placement agent’s designees as part of its compensation. Both the investor warrants and the placement agent warrants are exercisable immediately upon issuance and terminate on April 20, 2022.

Leases

On April 23, 2020, an extension to the Company’s operating lease for office and lab space was signed between the Company and 99 Hayden LLC. The 5th amendment to the original lease executed on May 31, 2007 corrects the square footage for office and lab space to 22,119, has a base rent of $1,194 which is adjusted annually by 3%, and will expire on June 30, 2022.

Warrants

On April 29, 2020, warrants to purchase 7,400 shares of common stock were exercised. We issued 7,400 shares of common stock and collected $10 in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the novel coronavirus (“COVID-19”) on the Company’s ongoing and planned clinical trials;

●	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

Overview

Business

We are a clinical stage biotechnology company focused on the discovery and development of novel inhaled therapeutic products intended to prevent and treat respiratory and other diseases and infections with significant unmet medical needs.

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

Our goal is to develop breakthrough therapeutic products that are safe, convenient and more efficient than the existing therapeutic products for respiratory and other diseases where iSPERSE properties are advantageous. In support of this goal, we are focusing on developing inhaled anti-fungal therapies to prevent and treat pulmonary infections and allergic/hypersensitivity responses to fungus in patients with asthma and CF as well as other rare/orphan indications. We intend to capitalize on our iSPERSE technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of diseases with significant unmet medical needs and to build our product pipeline beyond our existing candidates. In order to advance our clinical trials for our therapeutic candidates for respiratory and neurological diseases, and leverage the iSPERSE platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical, biotechnology companies or academic or private research institutes.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	initiate and expand clinical trials for Pulmazole for ABPA, and other indications for immunocompromised at-risk patients;

●	seek regulatory approval for our product candidates;

●	hire personnel to support our product development, commercialization and administrative efforts; and

●	advance the research and development related activities for inhaled therapeutic products in our pipeline.

We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate product sales unless and until we successfully complete clinical developments and obtain regulatory approvals for our product candidates. Additionally, we currently utilize third-party contract research organizations (“CROs”) to carry out our clinical development activities and third-party contract manufacturing organizations (“CMOs”) to carry out our clinical manufacturing activities as we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings, licensing agreements, collaborations with third parties, non-dilutive grants or other sources, potentially including collaborative commercial arrangements. Likewise, we intend to seek to limit our commercialization costs by partnering with other companies with complementary capabilities or larger infrastructure including sales and marketing.

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

Recent Developments

COVID-19 Developments

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and such other countries. On March 12, 2020, the World Health Organization (“WHO”) declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Moreover, the COVID-19 outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and the Company’s business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

We do not yet know the full extent of potential delays or impact on our business, our relationship with our business partners, our clinical trials or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations.

Pulmazole

In July of 2019, we initiated a Phase 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. To date, five subjects have completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol.

On January 28, 2020 the U.S. Food and Drug Administration (the “FDA”) granted Fast Track designation to Pulmazole. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole study due to issues associated with COVID-19. Subsequently, we communicated with each of the remaining study sites as to their ability to ensure subject safety and completion of the study as per protocol. Following these discussions, we requested that each of these sites pause enrollment in the study pending further developments regarding the COVID-19 pandemic. As a result of this pause in enrollment, our expected development timeline for Pulmazole may be negatively impacted. The potential for delay in the development timeline, however, is dependent upon the timing of our ability to resume enrollment given the COVID-19 pandemic, the impact of the protocol amendment and adding additional study sites. Assuming we can resume enrollment within the next six months, top-line data for this study is anticipated mid-2021. However, given the unpredictable nature of the impact of this pandemic, the chance of COVID-19 infections increasing in the future after following a decline, coupled with the few patients who have completed the study to date, there may be further delays in obtaining this data.

PUR 1800

Separately, we plan to initiate a Phase 1b study of PUR1800 in stable moderate-severe COPD patients in the second half of 2020. The COVID-19 pandemic could delay this date or impact enrollment generally to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

Sensory Cloud Agreement

On April 9, 2020, we entered into a Collaboration and License Agreement (the “Agreement”) with Sensory Cloud, Inc. (“Sensory Cloud”). Under the terms of the Agreement, the Company has granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR 003 and PUR 006, the Company’s proprietary aerosol salt solution for delivery or administration to or through the nasal passages also known as NasoCalm, as well as related patents and know-how, for use in the field (the “Sensory Licensed Product”). For purposes of the Agreement, the field means the formulation and commercialization of over-the-counter products for the prophylaxis, prevention and treatment of upper and lower respiratory disease that are delivered or administered to or through the nasal passages. The license granted to Sensory Cloud does not cover the development or commercialization of any prescription products.

The Sensory Licensed Products are expected to include an emergency response product for the reduction of pathogenic risk and transmissibility of contagions, including with respect to COVID-19 (the “Emergency Product”). We have the right to terminate the Agreement in the event that Sensory Cloud has not, within six months after April 9, 2020, met certain regulatory and funding milestones related to rapid development and commercialization of the Emergency Product, as set forth in the Agreement.

Under the terms of the Agreement, Sensory Cloud may develop other over-the-counter Sensory Licensed Products that contain other active pharmaceutical ingredients or therapeutic agents and combine the Sensory Licensed Product with one or more of Sensory Cloud’s proprietary delivery devices. In addition, we have granted Sensory Cloud an exclusive right of first refusal to any new over-the-counter products in the field that may be developed by us.

During the term of the Agreement, neither party may alone or with, through or for the benefit of any third party, with respect to any Sensory Licensed Product in the field, pursue any research, development or commercialization activities specifically directed to development or commercialization of any Sensory Licensed Product.

The Company shall be entitled to royalties on net sales of Sensory Licensed Product in each country in which there is a valid claim of a patent within the licensed intellectual property covering the Sensory Licensed Product. Our rights to receive such royalties commences upon the first commercial sale of a Sensory Licensed Product in any such country and terminates upon the expiration of the last valid claim in such territory. The royalty rates are as follows: (1) 7% of net sales during calendar year 2020, (2) 14% of net sales during calendar year 2021, and (3) 17% of net sales during calendar year 2022 and each calendar year thereafter during the royalty term. In addition, the Company shall be entitled to receive a milestone payment of $1.0 million following the achievement of aggregate net sales of all Sensory Licensed Products of $20.0 million.

The Agreement shall terminate at such time that we would no longer be entitled to royalties because there are no longer any valid claims of a patent within the licensed intellectual property covering any Sensory Licensed Product. Upon there being no more such royalty payments owed by Sensory Cloud for a Sensory Licensed Product, the licenses granted by us to Sensory Cloud shall become fully-paid up, royalty free, perpetual, irrevocable and non-exclusive licenses to such Sensory Licensed Product. The Agreement may also be terminated earlier by Sensory Cloud for convenience and by Sensory Cloud or us for material breach or upon the bankruptcy or insolvency of the other party.

2020 Registered Direct Offering

On April 16, 2020, we entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which on April 20, 2020, we issued and sold in a registered direct offering (the “Offering”) an aggregate of 4,787,553 shares of our common stock at an offering price of $1.671 per share, for gross proceeds of approximately $8.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement, we issued to the Purchasers, for each share of common stock purchased in the Offering, a warrant (“Common Warrants”) to purchase one share of common stock. The Common Warrants have an exercise price of $1.55 per share and are exercisable to purchase an aggregate of up to 4,787,553 shares of common stock. In addition, we issued to the placement agent for the Offering warrants to purchase 311,191 shares of common stock at an exercise price of $2.0888 per share. Both the Common Warrants and the placement agent warrants are exercisable immediately upon issuance and terminate on April 20, 2022.

SBA Loan

On April 10, 2020, we received a loan of $0.6 million through the Paycheck Protection Program. Administered through the U.S. Small Business Administration, the loan was made possible through the Coronavirus Aid, Relief and Economic Security Act. On April 28, 2020, we repaid the loan in full.

Leases

On April 23, 2020, an extension to the Company’s operating lease for office and lab space was signed between the Company and 99 Hayden LLC. The 5th amendment to the original lease executed on May 31, 2007 corrects the square footage for office and lab space to 22,119, has a base rent of $1.2 million which is adjusted annually by 3%, and will expire on June 30, 2022.

Financial Overview

Revenues

To date, we have not generated any product sales. The 2020 revenue was generated by the completion of a feasibility study with Nocion Therapeutics and by the collaboration agreement and license agreement with Cipla Technologies, LLC (“Cipla”) and Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”), respectively, with respect to the collaboration on the Pulmazole program and licensing our PUR1800 kinase inhibitor, respectively. For more discussion on the collaboration agreement, please see Note 6 of the consolidated financial statements in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2020.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with CROs or CMOs, and consultants that conduct our clinical trials and preclinical activities;

●	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

●	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

●	costs associated with preclinical activities and clinical regulatory operations

●	consulting and professional fees associated with research and development activities

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately (78% of staff) are research and development employees. In addition, we maintain a 12,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as share-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses, expenses related to a publicly-traded company and professional fees for consulting, auditing and tax services.

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q and in our audited financial statements included in our current report on Form 10-K filed with the SEC on March 26, 2020, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

During the three months ended March 31, 2020, our principal source of revenue was income that resulted from the Cipla Agreement and the JJEI License Agreement.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. As of March 31, 2020, the Company has an active arrangement that contains a research or development milestone.

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

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, CROs and CMOs. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided. As of March 31, 2020, the Company has an active arrangement with JJEI that contains a research or development milestone. For more discussion on the milestones related to the JJEI agreement, please see Note 6 of the consolidated financial statements in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2020.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value. The impact of the novel coronavirus (“COVID-19”) pandemic was considered in the Company’s qualitative assessment. Currently, there has not been a significant impact on the carrying value of the Company, but this factor will continue to be evaluated.

Based on the qualitative assessment for the three months ended March 31, 2020, there was no impairment necessary. Given the Company’s common stock value decline during the three months ended March 31, 2019, and based on the quantitative assessment, we determined that goodwill was impaired as of March 31, 2019, and a charge of $794 was recorded.

Results of Operations

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Revenues	$2,762	$—	$2,762
Operating expenses
Research and development	5,287	2,176	3,111
General and administrative	2,212	1,987	225
Impairment of goodwill	—	794	(794)
Total operating expenses	7,499	4,957	2,542
Loss from operations	(4,737)	(4,957)	220
Other income (expense)
Interest income	52	4	48
Settlement expense	—	(200)	200
Other income (expense), net	(1)	(3)	2
Net loss	$(4,686)	$(5,156)	$470

Revenue — For the three months ended March 31, 2020, $2.1 million and $0.7 million were recorded in revenue which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively. There was no revenue recorded for the three months ended March 31, 2019.

Research and development expenses — For the three months ended March 31, 2020, research and development expense was $5.3 million compared to $2.2 million for the three months ended March 31, 2019, an increase of $3.1 million. The increase was primarily due to increased spend of $1.9 million on the PUR1800 project due primarily to manufacturing costs, $0.9 million on the Phase 2 Pulmazole clinical trial, and $0.3 million on employment costs in support of our programs.

General and administrative expenses — General and administrative expenses were $2.2 million for the three months ended March 31, 2020 compared to $2.0 million for the three months ended March 31, 2019, an increase of $0.2 million. The increase was primarily due to increased consulting cost of $0.2 million.

Impairment of goodwill — There was no impairment charge for the three months ended March 31, 2020. For the three months ended March 31, 2019, due to the decline in the Company’s common stock value, we recorded approximately $0.8 million for impairment.

Liquidity and Capital Resources

Through March 31, 2020, we have incurred an accumulated deficit of $220.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans and collaboration and license agreements. Our total cash balance as of March 31, 2020 was $24.4 million.

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

We expect that our existing cash and cash equivalents at March 31, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

Impact of COVID-19 on the Company’s Operations, Financial Condition and Liquidity

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the board or management of the Company, may determine are needed.

The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The Company may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the impact of the COVID-19 on the Company’s ongoing and planned clinical trials;

●	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

●	the initiation, progress, timing, costs and results of clinical studies for existing and new pipeline programs based on iSPERSE™;

●	the outcome, timing and cost of regulatory approvals by the FDA and European regulatory authorities, including the potential for these agencies to require that we perform studies in addition to those that we currently have planned;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	our need to expand our research and development activities;

●	our need and ability to hire additional personnel;

●	our need to implement additional infrastructure and internal systems;

●	the cost of establishing and maintaining a commercial-scale manufacturing line; and

●	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by/(used in) operating activities	$798	$(3,456)
Net cash used in investing activities	(96)	(10)
Net cash provided by financing activities	260	3,049
Net increase/(decrease) in cash and cash equivalents	$962	$(417)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $0.8 million which was primarily the result of a net loss of $4.7 million, offset by $0.6 million of net non-cash adjustments and $4.9 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $0.3 million of share-based compensation expense, $0.2 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation expense. The net cash inflows associated with changes in operating assets and liabilities was primarily due to $7.2 million in accounts receivable, $1.0 million in accrued expenses and $0.7 million in accounts payable partially offset by decreases of $2.7 million in deferred revenue, $1.1 million in prepaid expenses and other current assets and $0.2 million in operating lease liability.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million as compared to $3.0 million for the three months ended March 31, 2019. Net cash provided for the three months ended March 31, 2020 were the result of warrant and stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2019 resulted from the issuance of common stock of $3.0 million.

Financings

2020

Subsequent to the three months ended March 31, 2020, on April 16, 2020, we entered into a Securities Purchase Agreement with the Purchasers, pursuant to which on April 20, 2020, we sold in a registered direct offering an aggregate of 4,787,553 shares of common stock at an offering price of $1.671 per share, for gross proceeds of approximately $8.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement, the Company issued to the Purchasers, for each share of common stock purchased in the Offering, a Common Warrant to purchase one share of Common Stock. The Common Warrants have an exercise price of $1.55 per share and are exercisable to purchase an aggregate of up to 4,787,553 shares of common stock. In addition, we issued to the placement agent for the Offering warrants to purchase 311,191 shares of common stock at an exercise price of $2.0888 per share. Both the Common Warrants and the placement agent warrants are exercisable immediately upon issuance and terminate on April 20, 2022.

2019

During the three months ended March 31, 2019, we sold 2,394,955 shares of our common stock in confidentially marketed public offerings and a registered direct offering. In addition, an institutional investor exercised pre-funded warrants to purchase 697,500 shares, and we issued 697,500 shares of our common stock. After giving effect to fees, commissions and other expenses of approximately $0.7 million, we recorded net proceeds of $3.0 million in connection with the transactions described above.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 26, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Risk Related to Our Business

The recent coronavirus outbreak has caused interruptions or delays of our clinical studies and may have a significant adverse effect on our business.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and such other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

In July of 2019, we initiated a Phase 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. To date, five subjects have completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol in order to improve enrollment. Also, January 28, 2020 the U.S. Food and Drug Administration (the “FDA”) granted Fast Track designation to Pulmazole. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole study due to issues associated with COVID-19. Subsequently, we communicated with each of the remaining study sites as to their ability to ensure subject safety and completion of the study as per protocol. Following these discussions, we requested that each of these sites pause enrollment in the study pending further developments regarding the COVID-19 pandemic. As a result of this pause in enrollment, our expected development timeline for Pulmazole may be negatively impacted. The potential for delay in the development timeline, however, is dependent upon the timing of our ability to resume enrollment given the COVID-19 pandemic, the impact of the protocol amendment and adding additional study sites. Assuming we can resume enrollment within the next six months, top-line data for this study is anticipated mid-2021. However, given the unpredictable nature of the impact of this pandemic, the chance of COVID-19 infections increasing in the future after following a decline, coupled with the few patients who have completed the study to date, there may be further delays in obtaining this data.

Separately, we plan to initiate a Phase 1b study of PUR1800 in stable moderate-severe COPD patients in the second half of 2020. The COVID-19 pandemic could delay this date or impact enrollment generally to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

Moreover, the COVID-19 outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and the Company’s business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

We do not yet know the full extent of potential delays or impact on our business, our relationship with our business partners, our clinical trials or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations.

If our collaborators are not successful, we may not earn potential payments under such collaboration agreements.

On April 9, 2020, we entered into a Collaboration and License Agreement (the “Agreement”) with Sensory Cloud, Inc. (“Sensory Cloud), pursuant to which we granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR 003 and PUR 006, the Company’s proprietary aerosol salt solution for delivery or administration to or through the nasal passages also known as NasoCalm, as well as related patents and know-how, for use in the formulation and commercialization of over-the-counter products for the prophylaxis, prevention and treatment of upper and lower respiratory disease that are delivered or administered to or through the nasal passages. The Agreement provides that we are entitled to royalties upon Sensory Cloud achieving certain commercial milestones. If Sensory Cloud is not successful in formulating and commercializing over-the-counter products, using the Licensed Products, we may not earn royalties or milestone payments under the Agreement.

Risks Related to Our Common Stock

The price of our common stock is subject to fluctuation and has been and may continue to be volatile.

The stock market in general, and the Nasdaq in particular, as well as biotechnology companies, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of small companies. The market price of our common stock may fluctuate as a result of, among other factors:

●	the announcement of new products, new developments, services or technological innovations by us or our competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

●	conditions or trends in the biotechnology and pharmaceutical industries;

●	changes in the economic performance or market valuations of other biotechnology and pharmaceutical companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition (including, for example, the recent coronavirus outbreak);

●	purchase or sale of our common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned pre-clinical and clinical trials;

●	ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of our common stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual property rights, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

Moreover, on March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: May 14, 2020	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Michelle S. Siegert.
Michelle S. Siegert.
Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3

Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

10.1*

Collaboration and License Agreement by and between Pulmatrix, Inc. and Sensory Cloud, Inc., dated as of April 9, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2020).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

**	Filed herewith.

