Form 10-Q
period 2020-06-30
Pulmatrix, Inc.
filed 2020-08-07
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 5, 2020, the registrant had 32,592,668 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At June 30, 2020	At December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,255	$23,440
Accounts receivable	353	7,200
Prepaid expenses and other current assets	1,448	777
Total current assets	29,056	31,417
Property and equipment, net	277	270
Operating lease right-of-use asset	1,958	630
Long-term restricted cash	204	204
Goodwill	3,577	3,577
Total assets	$35,072	$36,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$291	$600
Accrued expenses	3,445	2,514
Operating lease liability	861	675
Deferred revenue	10,039	13,411
Total current liabilities	14,636	17,200
Operating lease liability, net of current portion	1,184
Deferred revenue, net of current portion	5,367	7,879
Total liabilities	21,187	25,079
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 25,749,356 and 19,994,560 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	3	2
Additional paid-in capital	234,899	226,178
Accumulated deficit	(221,017)	(215,161)
Total stockholders’ equity	13,885	11,019
Total liabilities and stockholders’ equity	$35,072	$36,098

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$3,500	$4,819	$6,262	$4,819

Operating expenses
Research and development	3,184	3,164	8,471	5,340
General and administrative	1,490	3,128	3,702	5,115
Impairment of goodwill	—	6,474	—	7,268
Total operating expenses	4,674	12,766	12,173	17,723
Loss from operations	(1,174)	(7,947)	(5,911)	(12,904)
Other income (expense)
Interest income	13	102	65	106
Settlement expense	—	—	—	(200)
Other income/(expense), net	(9)	1	(10)	(2)
Net loss	$(1,170)	$(7,844)	$(5,856)	$(13,000)
Net loss per share, basic and diluted	$(0.05)	$(0.41)	$(0.26)	$(0.99)

Weighted average shares of common stock used to compute basic and diluted net loss per share	24,376,571	19,216,172	22,423,014	13,114,242

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2020 and 2019

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — December 31, 2019	19,994,560	$2	$226,178	$(215,161)	$11,019
Exercise of pre-funded warrants	300,000	—	—	—	—
Exercise of common stock options	19,997	—	21	—	21
Exercise of warrants	206,747	—	239	—	239
Share-based compensation	—	—	343	—	343
Net loss	—	—	—	(4,686)	(4,686)
Balance — March 31, 2020	20,521,304	2	226,781	(219,847)	6,936

Issuance of common stock, net of issuance costs	4,787,553	1	7,313		7,314
Exercise of common stock options	2,500	—	3	—	3
Exercise of warrants	437,999	—	536	—	536
Share-based compensation	—	—	266	—	266
Net loss	—	—	—	(1,170)	(1,170)
Balance —June 30, 2020	25,749,356	$3	$234,899	$(221,017)	$13,885

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — December 31, 2018	4,932,723	$—	$206,409	$(194,565)	$11,844
Adjustment for reverse stock split	2,717	—	—	—	—
Issuance of common stock, net of issuance costs	2,394,955	1	2,978	—	2,979
Exercise of pre-funded warrants	697,500	—	70	—	70
Share-based compensation	—	—	459	—	459
Net loss	—	—	—	(5,156)	(5,156)
Balance — March 31, 2019	8,027,895	1	209,916	(199,721)	10,196

Issuance of common stock, net of issuance costs	3,319,553		14,566	—	14,566
Exercise of pre-funded warrants	8,277,112	1	82	—	83
Share-based compensation	—	—	1,091	—	1,091
Net loss	—	—	—	(7,844)	(7,844)
Balance —June 30, 2019	19,624,560	$2	$225,655	$(207,565)	$18,092

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,856)	$(13,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	95
Amortization of operating lease right-of-use asset	359	286
Share-based compensation	609	1,550
Impairment of goodwill	—	7,268
Loss on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	6,847	—
Prepaid expenses and other current assets	(671)	(397)
Accounts payable	(321)	(640)
Accrued expenses	931	(454)
Operating lease liability	(317)	(297)
Deferred revenue	(5,884)	17,181
Net cash (used in)/provided by operating activities	(4,200)	11,591
Cash flows from investing activities:
Purchases of property and equipment	(98)	(35)
Net cash used in investing activities	(98)	(35)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,314	17,545
Proceeds from exercise of common stock options	24	—
Proceeds from exercise of warrants	775	—
Proceeds from exercise of pre-funded warrants	—	153
Proceeds from Paycheck Protection Program loan	617	—
Repayment of Paycheck Protection Program loan	(617)	—
Net cash provided by financing activities	8,113	17,698
Net increase in cash, cash equivalents and restricted cash	3,815	29,254
Cash, cash equivalents and restricted cash — beginning of period	23,644	2,767
Cash, cash equivalents and restricted cash — end of period	$27,459	$32,021
Supplemental disclosures of non-cash investing and financing information:
Fixed asset purchases in accounts payable	$12	—
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$1,687	$1,213

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Nevada corporation and converted to a Delaware corporation in September 2013. On June 15, 2015, the Company completed a merger with Pulmatrix Operating Company, changed its name from Ruthigen, Inc. to “Pulmatrix, Inc.” and relocated its corporate headquarters to Lexington, Massachusetts. Pulmatrix, Inc. is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE-based therapeutic candidates targeted at prevention and treatment of a range of respiratory and other diseases with significant unmet medical needs.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”). In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2020.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, interest borrowing rate, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

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

	Six months ended June 30
	2020	2019
Cash and cash equivalents	$27,255	$31,817
Restricted cash	204	204
Total cash, cash equivalents and restricted cash	$27,459	$32,021

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The new standard became effective for the Company on January 1, 2020. The Company has adopted ASU 2018-13 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 became effective for fiscal years beginning after December 15, 2019. The Company has adopted ASU 2018-13 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	At June 30, 2020	At December 31, 2019
Prepaid insurance	$569	$202
Prepaid clinical trials	633	322
Prepaid other	209	221
Deferred operating costs	37	32
Total prepaid and other current assets	$1,448	$777

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	At June 30, 2020	At December 31, 2019
Accrued vacation	$122	$42
Accrued wages and incentive	476	527
Accrued clinical & consulting	2,700	1,820
Accrued legal & patent	70	85
Accrued other expenses	77	40
Total accrued expenses	$3,445	$2,514

5. Common Stock

Registered Direct Offering

On April 20, 2020, the Company sold 4,787,553 shares at $1.671 per share, pursuant to a securities purchase agreement, dated as of April 16, 2020, by and among the Company and certain institutional investors, for gross proceeds of approximately $8,000 prior to deducting fees and expenses of approximately $686. In a concurrent private placement, the Company issued warrants to purchase an aggregate of up to 4,787,553 shares of its common stock to investors with an exercise price of $1.55 per share and an expiration date of April 20, 2022. In addition, the Company issued warrants to purchase up to 311,191 shares of its common stock to the designees of the placement agent with an exercise price of $2.0888 per share and an expiration date of April 20, 2022. The investor and placement agent warrants have a fair value of approximately $0.64 and $0.54 per share, respectively.

Exercise of Warrants

During the three months ended June 30, 2020 and 2019, the Company issued 437,999 and 8,277,112 shares of common stock, respectively, upon exercise of warrants to purchase 524,353 and 8,277,112 shares of common stock, respectively. The Company collected proceeds of $536 and $83 upon the exercise of these warrants during the three months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020 and 2019, the Company issued 944,746 and 8,974,612 shares of common stock, respectively, upon exercise of warrants to purchase 1,147,184 and 8,974,612 shares of common stock, respectively. The Company collected proceeds of $775 and $153 upon the exercise of these warrants during the six months ended June 30, 2020 and 2019, respectively.

Exercise of Stock Options

During the three and six months ended June 30, 2020, stock options to buy 2,500 and 22,497 shares were exercised, respectively, and the Company collected proceeds of $3 and $24, respectively.

6. Warrants

A rollforward of the common stock warrants outstanding at June 30, 2020 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	18,953,195	$3.55	4.17	$—
Warrants issued	5,098,744	$1.58
Warrants exercised	(847,184)	$(1.09)
Pre-funded warrants exercised	(300,000)	$(0.01)
Warrants expired	(2,515)	$(83.50)
Outstanding June 30, 2020	22,902,240	$3.23	3.20	$5,711

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Period Ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2020	2019
April 20, 2020	Equity	$1.55	April 20, 2022	4,787,553	—
April 20, 2020	Equity	$2.0888	April 20, 2022	311,191	—
April 8, 2019	Equity	$0.01	—	—	670,000
April 8, 2019	Equity	$1.35	April 8, 2024	11,692,518	12,266,665
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	797,334
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	110,922
February 12, 2019	Equity	$1.34	August 12, 2024	1,433,447	1,706,484
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	34,605
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	10,151
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	937,500
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	2,350,011
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	115,000
August 31, 2015	Equity	$118.00	August 31, 2020	3,000	3,000
June 15, 2015	Equity	$75.50	Five years after milestone achievement	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	—	2,515
Total Outstanding				22,902,240	19,323,195

7. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of June 30, 2020, the 2013 Plan provides for the grant of up to 4,060,000 shares of common stock, of which 1,011,381 shares remain available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of June 30, 2020, a total of 8,627 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Stock Options

During the three months ended June 30, 2020, the Company granted 105,000 options to employees and directors. The awards vest over four years, expire ten years from the grant date and on the date of the grant have a fair value of $117.

During the six months ended June 30, 2020, the Company granted 2,249,104 options to employees, directors, and consultants. The awards vest over four years, expire ten years from the grant date and on the date of grant have a fair value of $2,615.

During the three and six months ended June 30, 2019, the Company granted 651,600 options to employees and directors. The awards vest over four years, expire ten years from the grant date and on the date of the grant have a fair value of $456.

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	900,003	$11.63	8.52	$—
Granted	2,249,104	$1.53
Exercised	(22,497)	$1.06
Forfeited or expired	(146,178)	$27.27
Outstanding — June 30, 2020	2,980,432	$3.32	9.21	$727
Exercisable — June 30, 2020	637,993	$9.55	8.50	$134

The estimated fair values of employee stock options granted during the three months and six months ended June 30, 2020 and 2019, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected option life (years)	6.03	6.02	5.92	6.02
Risk-free interest rate	0.45%	2.22%	1.62%	2.22%
Expected volatility	94.40%	74.14%	93.90%	74.14%
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the average of the historical volatility for industry peers and its own volatility. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

As of June 30, 2020, there was $2,711 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$49	$18	$96	$67
General and administrative	217	1,073	513	1,483
Total share-based compensation expense	$266	$1,091	$609	$1,550

8. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of June 30, 2020, the Company had aggregate commitments to pay approximately $4,701 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

Operating Leases

The Company has limited leasing activities as a lessee and are primarily related to its corporate headquarters located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The Company currently leases approximately 22 thousand square feet of office and lab space in Lexington, Massachusetts under a lease that expires on December 31, 2020. On April 23, 2020, an extension to the Company’s operating lease for office and lab space was signed between the Company and 99 Hayden LLC. The extension to the original lease executed on May 31, 2007, has a base rent of $1,194 which is adjusted annually by 3%, and will expire on June 30, 2022. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

Operating lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid rent. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the Company’s specific incremental borrowing rates over the respective lease terms, a comparable market yield curve consistent with the Company’s credit quality was used. As of June 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 5.23% and 2 years, respectively.

The components of lease expense for the Company as of June 30, 2020 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease Cost
Fixed lease cost	$228	$164	$391	$327
Variable lease cost	99	90	218	187
Total lease cost	$327	$254	$609	$514

Maturities of lease liabilities due under these lease agreements as of June 30, 2020 are as follows:

Operating Leases
Maturity of lease liabilities:
2020 (excluding the six months ended June 30, 2020)	$349
2021	1,194
2022 (lease expiration on June 30, 2022)	615
Total lease payments	2,158
Less imputed interest	(114)
Total operating lease liabilities	$2,044

SBA Loan

On April 10, 2020, the Company received a loan of $617 through the Paycheck Protection Program. Administered through the U.S. Small Business Administration, the loan was made possible through the Coronavirus Aid, Relief and Economic Security Act. On April 28, 2020, the Company repaid the loan in full.

9. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2020 and 2019, respectively, resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of June 30,
	2020	2019
Options to purchase common stock	2,980,432	1,427,045
Warrants to purchase common stock	22,902,240	18,653,195
Total	25,882,672	20,080,240

10. Subsequent Events

On July 10, 2020, the joint steering committee established by the Company and Cipla Technologies, LLC, with whom the Company entered into a development and commercialization agreement on April 15, 2019 for the development and commercialization of Pulmazole, terminated the Company’s Phase 2 clinical study of Pulmazole.

On July 9, 2020, the Company entered into letter agreements with certain existing accredited investors to exercise certain existing and outstanding warrants (“Existing Warrants”) to purchase up to an aggregate of 10,085,741 shares of the Company’s common stock at the existing exercise price per share of $1.35. The Existing Warrants were issued in an underwritten public offering pursuant to a registration statement on Form S-1 (File No. 333-230395) and an additional registration statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (File No. 333-230714) that was consummated in April 2019. In consideration for the exercise of the Existing Warrants for cash, we agreed to issue the exercising holders new unregistered warrants to purchase up to an aggregate of 10,085,741 shares of common stock at an exercise price of $1.80 per share and with an exercise period of five years from the closing date. The gross proceeds to the Company from the exercise are expected to be approximately $13,616, prior to deducting placement agent fees and offering expenses. In addition, we agreed to issue placement agents 655,573 unregistered warrants at an exercise price of $2.25 and with an exercise period of five years from the closing date.

On July 8, 2020, 270,000 warrants issued in April 2019 were exercised. The Company collected $365 and issued 270,000 shares of common stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the novel coronavirus (“COVID-19”) on the Company’s ongoing and planned clinical trials;

●	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to renegotiate our development and commercialization agreement with Cipla Technologies, LLC with respect to Pulmazole;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	the termination of strategically important license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	initiate and expand clinical trials for Pulmazole, PUR1800 and other product candidates under development;

●	seek regulatory approval for our product candidates;

●	hire personnel to support our product development, commercialization and administrative efforts; and

●	advance the research and development related activities for inhaled therapeutic products in our pipeline.

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

Moreover, the COVID-19 pandemic has begun to have indeterminable adverse effects on general commercial activity and the world economy, and the Company’s business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

The COVID-19 pandemic directly impacted the Pulmazole Phase 2 clinical study by both causing certain trial sites to suspend enrolling patients or us voluntarily suspending enrollment at other sites, as described in more detail below. We do not yet know the full extent of potential delays or impact on our business, our relationships with our business partners, our clinical trials or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations.

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

Due to delays in patient enrollment in the Phase 2 clinical study, exacerbated by the ongoing COVID-19 pandemic, Cipla Technologies, LLC (“Cipla”), with whom we entered into a development and commercialization agreement on April 15, 2019 for the development and commercialization of Pulmazole, informed us that it desired to amend the current agreement. In connection with our renegotiation of this agreement, on July 10, 2020, the joint steering committee established by us and Cipla terminated the Phase 2 study in order to facilitate the commencement of a newly designed Phase 2b study that would supersede the prior Phase 2 study. The Phase 2b study design is anticipated to include up to 4 months of dosing and efficacy endpoints, whereas the terminated Phase 2 study was of 28-day duration with safety and tolerability as its primary endpoint. The longer dosing regimen of the Phase 2b study is supported by the recently completed 6-month inhalation toxicology study in dogs. We anticipate that the study will start (site activation) during Q3 2021 and that top line data is anticipated to be available 18 months subsequent to the study start, provided that the Covid-19 pandemic, or other events that cannot reasonably be predicted or are outside of our control, do not significantly impact regulatory approvals or study operations. While we have not yet entered into a definitive amendment with Cipla, we anticipate that, among other possible amendments, that we could bear a greater share of our employee overhead costs and the costs for consultants needed to run the Phase 2b study, which we currently share equally with Cipla. Additionally, we would bear the risk of any cost overruns related to employee overhead or consulting costs. We anticipate all other program expenses, such as clinical and Chemistry, Manufacturing and Controls (“CMC”) costs, would continue to be shared equally between us and Cipla as per the current agreement.

In addition, we anticipate that we would grant Cipla the exclusive right to develop and commercialize Pulmazole, at Cipla’s sole expense, in India, South Africa, Sri Lanka, Nepal, Iran, Yemen, Myanmar and Algeria, and that we would forego any royalty payments from the sale of Pulmazole in those countries (under our current agreement with Cipla we are entitled to one-half of worldwide net sales of Pulmazole).

If Cipla does not agree to initiate a new Phase 2b study or we and Cipla cannot agree on how the costs of the Phase 2b study should be allocated among us and Cipla, and Cipla does not continue funding its share of costs for our current Phase 2 clinical study, including its agreed upon shutdown, we may be forced to suspend the continued development of Pulmazole. Furthermore, our failure to successfully renegotiate the development and commercialization agreement with Cipla may result in the initiation of arbitration proceedings between us and Cipla. Any arbitration proceedings between and us and Cipla may have a negative impact on our business, including the diversion of management attention from our other product candidates or result in rulings from the arbitration panel that are adverse to our interests or the continued development of Pulmazole.

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

Sensory Cloud Agreement

On April 9, 2020, we entered into a Collaboration and License Agreement (the “Agreement”) with Sensory Cloud, Inc. (“Sensory Cloud”). Under the terms of the Agreement, we have granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR 003 and PUR 006, the Company’s proprietary aerosol salt solution for delivery or administration to or through the nasal passages also known as NasoCalm, as well as related patents and know-how, for use in the field (the “Sensory Licensed Product”).

Under the terms of the Agreement, Sensory Cloud may develop other over-the-counter (“OTC”) Sensory Licensed Products that contain other active pharmaceutical ingredients or therapeutic agents and combine the Sensory Licensed Product with one or more of Sensory Cloud’s proprietary delivery devices. In addition, we have granted Sensory Cloud an exclusive right of first refusal to any new OTC products in the field that may be developed by us.

In July 2020, we announced that Sensory Cloud plans to commence commercial sales of FEND in September 2020. FEND is the Sensory Cloud brand name for NasoCalm, an OTC nasal hygiene product that is comprised of sodium chloride and calcium chloride salts. NasoCALM was designed to provide, among other potential benefits, an ability to suppress the exhalation of droplets of airway lining fluid, which can transmit airborne infection.

Pulmatrix’s development data and additional data generated by Sensory Cloud utilizing its Nimbus delivery device were recently published in the Quarterly Reviews of Biophysics Discovery, demonstrating a reduction in airborne particles in exhaled air over time following FEND administration. Taken together, these data demonstrate that FEND provides potential hygienic benefit which may augment current social distancing and hygiene measures for addressing COVID-19 and other airborne pathogens.

The Company shall be entitled to royalties on net sales of Sensory Licensed Product in each country in which there is a valid claim of a patent within the licensed intellectual property covering the Sensory Licensed Product. Our rights to receive such royalties commence upon the first commercial sale of a Sensory Licensed Product in any such country and terminates upon the expiration of the last valid claim in such territory. The royalty rates are as follows: (1) 7% of net sales during calendar year 2020, (2) 14% of net sales during calendar year 2021, and (3) 17% of net sales during calendar year 2022 and each calendar year thereafter during the royalty term. In addition, the Company shall be entitled to receive a milestone payment of $1.0 million following the achievement of aggregate net sales of all Sensory Licensed Products of $20.0 million.

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

Leases

On April 23, 2020, an extension to the our operating lease for office and lab space of approximately 22 thousand square feet was signed between the Company and 99 Hayden LLC. The 5th amendment to the original lease executed on May 31, 2007 has a base rent of $1.2 million which is adjusted annually by 3%, and will expire on June 30, 2022.

Financial Overview

Revenues

To date, we have not generated any product sales. The 2020 revenue was generated by the completion of a feasibility study with Nocion Therapeutics and by the collaboration agreement and license agreement with Cipla and Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”, and such agreement with JJEI, the “JJEI License Agreement”), respectively, with respect to the collaboration on the Pulmazole program and licensing our PUR1800 kinase inhibitor, respectively. For more discussion on the collaboration agreements, please see Note 6 of the consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 26, 2020 and “—Recent Developments—Pulmazole” under this Item 2.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

●	employee-related expenses, including salaries, benefits and share-based compensation expense;

●	expenses incurred under agreements with CROs or CMOs, and consultants that conduct our clinical trials and preclinical activities;

●	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

●	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies;

●	costs associated with preclinical activities and clinical regulatory operations; and

●	consulting and professional fees associated with research and development activities

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as share-based compensation for personnel and consultants in executive, finance, business development, intellectual property, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include expenses related to a publicly-traded company, travel expenses, professional fees for consulting, auditing and tax services.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Effective January 1, 2019, we adopted ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The adoption of Topic 606 did not have any material impact on our consolidated financial statements. We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

During the three months and six months ended June 30, 2020, our principal source of revenue was income that resulted from the Cipla Agreement and the JJEI License Agreement.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, we evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. As of June 30, 2020, we have an active arrangement that contains a research or development milestone.

Royalties.

For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of its licensing arrangements.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, goodwill impairment, interest borrowing rate, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, CROs and CMOs. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided. As of June 30, 2020, we have an active arrangement with JJEI that contains a research or development milestone. For more discussion on the milestones related to the JJEI License Agreement, please see Note 6 of the consolidated financial statements in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2020.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired we then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value. The impact of the COVID-19 pandemic was considered in our qualitative assessment. Currently, there has not been a significant impact on our carrying value, but this factor will continue to be evaluated.

Based on the qualitative assessment for the six months ended June 30, 2020, there was no impairment necessary. Given our common stock value decline during the six months ended June 30, 2019, and based on the quantitative assessment, we determined that goodwill was impaired as of June 30, 2019, and a charge of $7,268 was recorded.

Results of Operations

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Three Months Ended June 30,
	2020	2019	Change
Revenues	$3,500	$4,819	$(1,319)
Operating expenses
Research and development	3,184	3,164	20
General and administrative	1,490	3,128	(1,638)
Impairment of goodwill	—	6,474	(6,474)
Total operating expenses	4,674	12,766	(8,092)
Loss from operations	(1,174)	(7,947)	6,773
Other income (expense)
Interest income	13	102	(89)
Other income (expense), net	(9)	1	(10)
Net loss	$(1,170)	$(7,844)	$6,674

Revenue — Revenue of $3.5 million was recorded for the three months ended June 30, 2020 as compared to $4.8 million for the three months ended June 30, 2019, a decrease of $1.3 million. The decrease results from a reduction in revenue of $3.0 million recorded as a result of the Cipla Agreement, partially offset by an increase in revenue of $1.7 million as a result of the JJEI License agreement. For the three months ended June 30, 2019, $4.8 million was recorded in revenue which was the result of the Cipla Agreement.

Research and development expenses — Research and development expenses were $3.2 million for the three months ended June 30, 2020 and 2019 which includes pre-clinical toxicology costs for the PUR1800 program, clinical study costs incurred for the Phase 2 Pulmazole clinical trial and employment related costs in support of our programs.

General and administrative expenses — General and administrative expenses were $1.5 million for the three months ended June 30, 2020 compared to $3.1 million for the three months ended June 30, 2019, a decrease of $1.6 million. The decrease was primarily due to decreased employment costs of $1.1 million because of lower share-based compensation expense, $0.3 million of a milestone payment and $0.2 million in legal and patent expense.

Impairment of goodwill — There was no impairment charge for the three months ended June 30, 2020. For the three months ended June 30, 2019, due to the decline in the Company’s common stock value, we recorded approximately $6.5 million for impairment.

Six months ended June 30, 2020 Compared with Six Months Ended June 30, 2019

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2020	2019	Change
Revenues	$6,262	$4,819	$1,443
Operating expenses
Research and development	8,471	5,340	3,131
General and administrative	3,702	5,115	(1,413)
Impairment of goodwill	—	7,268	(7,268)
Total operating expenses	12,173	17,723	(5,550)
Loss from operations	(5,911)	(12,904)	6,993
Other income (expense)
Interest income	65	106	(41)
Settlement expense	—	(200)	200
Other income (expense), net	(10)	(2)	(8)
Net loss	$(5,856)	$(13,000)	$7,144

Revenue — Revenue of $6.3 million was recorded for the six months ended June 30, 2020 as compared to $4.8 million for the three months ended June 30, 2019, an increase of $1.4 million. The increase resulted from an increase in revenue recorded of $2.4 million as a result of the JJEI License Agreement partially offset by a decrease in revenue recorded of $1.0 million as a result of the Cipla Agreement. For the six months ended June 30, 2019, $4.8 million was recorded in revenue which was the result of the Cipla Agreement.

Research and development expenses — Research and development expenses were $8.5 million for the six months ended June 30, 2020 compared to $5.3 million for the six months ended June 30, 2019, an increase of $3.1 million. The increase was primarily due to increased spend of $2.9 million on the PUR1800 project due primarily to manufacturing and clinical study costs, $0.8 million on employment costs in support of our programs, and $0.2 in allocated fixed expenses which was partially offset by a decrease of $0.8 million on the Phase 2 Pulmazole clinical trial.

General and administrative expenses — General and administrative expenses were $3.7 million for the six months ended June 30, 2020 compared to $5.1 million for the six months ended June 30, 2019, a decrease of $1.4 million. The decrease was primarily due to decreased employment costs of $1.0 million because of lower share-based compensation expense, $0.3 million of a milestone payment and $0.1 million in legal and patent expense.

Impairment of goodwill — There was no impairment charge for the six months ended June 30, 2020. For the six months ended June 30, 2019, due to the decline in the Company’s common stock value, we recorded approximately $7.3 million for impairment.

Liquidity and Capital Resources

Through June 30, 2020, we have incurred an accumulated deficit of $221.0 million, primarily due to expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans and collaboration and license agreements. Our total cash and cash equivalents as of June 30, 2020 was $27.3 million.

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

We expect that our existing cash and cash equivalents at June 30, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the board or management of the Company, may determine are needed.

The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The Company may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

In addition, as previously discussed, on July 10, 2020, the joint steering committee established by us and Cipla terminated our Phase 2 clinical study of Pulmazole in connection with our renegotiation of the Cipla Agreement. There can be no assurance that we will be able to renegotiate the Cipla Agreement on favorable terms, or at all.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the impact of the COVID-19 on the Company’s ongoing and planned clinical trials;

●	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

●	our ability to renegotiate the Cipla Agreement;

●	whether our current and/or future corporate partnerships are successful in generating revenue for us;

●	the initiation, progress, timing, costs and results of clinical studies for existing and new pipeline programs based on iSPERSE™;

●	the outcome, timing and cost of regulatory approvals by the FDA and European regulatory authorities, including the potential for these agencies to require that we perform studies in addition to those that we currently have planned;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	our need to expand our research and development activities;

●	our need and ability to hire additional personnel;

●	our need to implement additional infrastructure and internal systems;

●	the cost of establishing and maintaining a commercial-scale manufacturing line; and

●	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2020	2019
Net cash (used in)/ provided by operating activities	$(4,200)	$11,591
Net cash used in investing activities	(98)	(35)
Net cash provided by financing activities	8,113	17,698
Net increase in cash and cash equivalents	$3,815	$29,254

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $4.2 million which was primarily the result of a net loss of $5.9 million offset by $1.1 million of net non-cash adjustments and 0.6 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $0.6 million of share-based compensation expense, $0.1 million of depreciation expense and $0.4 million of amortization of operating lease right-of-use asset. The net cash inflows associated with changes in operating assets and liabilities was primarily due to increases of $6.9 million in accounts receivable and $0.9 million in accrued expenses partially offset by decreases of $5.9 million in deferred revenue, $.7 million in prepaid expenses and other current assets and $0.3 million in accounts payable and $0.3 million of operating lease liability.

Net cash provided by operating activities for the six months ended June 30, 2019 was $11.6 million, which was primarily the result of a net loss of $13.0 million, offset by $9.2 million of net non-cash adjustments and $15.4 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $7.3 million of goodwill impairment, $1.5 million of share-based compensation expense, $0.3 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation and expense. The net cash inflows associated with changes in operating assets and liabilities were primarily due to an increase of $17.2 million of deferred revenue partially offset by decreases in accounts payable of $0.6 million, in accrued expenses of $0.5 million, in prepaid expenses and other current assets of $0.4 million and $0.3 million in operating lease liability.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $8.1 million as compared to $17.7 million for the six months ended June 30, 2019. Net cash provided for the six months ended June 30, 2020 resulted from the issuance of common stock, net of issuance costs, of $7.3 million which was as a result of a registered direct offering to certain investors and $0.8 million from warrant and stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2019 resulted from the issuance of common stock of $17.5 million and pre-funded warrant exercises of $0.2 million.

Financings

Subsequent to the period ending June 30, 2020, on July 9, 2020, the Company entered into letter agreements with certain existing accredited investors to exercise certain existing and outstanding warrants (“Existing Warrants”) to purchase up to an aggregate of 10,085,741 shares of the Company’s common stock at the existing exercise price per share of $1.35. The Existing Warrants were issued in an underwritten public offering pursuant to a registration statement on Form S-1 (File No. 333-230395) and an additional registration statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (File No. 333-230714) that was consummated in April 2019. In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new unregistered warrants to purchase up to an aggregate of 10,085,741 shares of common stock at an exercise price of $1.80 per share and with an exercise period of five years from the initial closing date. The gross proceeds to the Company from the exercise are expected to be approximately $13.6 million, prior to deducting placement agent fees and offering expenses. In addition, we agree to issue placement agent designees 655,573 unregistered warrants at an exercise price of $2.25 and with an exercise period of five years from the closing date.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 26, 2020 and of our quarterly report on Form 10-Q for the period ended March 31, 2020, as filed with the SEC on May 14, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

In July of 2019, we initiated a Phase 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. To date, five subjects have completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol in order to improve enrollment. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole study due to issues associated with COVID-19. Subsequently, we communicated with each of the remaining study sites as to their ability to ensure subject safety and completion of the study as per protocol. Following these discussions, we requested that each of these sites pause enrollment in the study pending further developments regarding the COVID-19 pandemic. Furthermore, the delay in patient enrollment due to COVID-19 have led to the termination of the Phase 2 clinical study of Pulmazole. For more discussion on the termination of the Phase 2 clinical study, see “—If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates.”

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

Moreover, the COVID-19 pandemic has begun to have indeterminable adverse effects on general commercial activity and the world economy, and the Company’s business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

We do not yet know the full extent of potential delays or impact on our business, our relationship with our business partners, our clinical trials or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations.

If collaborations are not successful, we may not effectively develop and market some of our therapeutic candidates.

We have entered into co-development agreements regarding two of our therapeutic candidates and, as a result, no longer have complete control over the development of these candidates. If our collaborators do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not obtain regulatory approval for or commercialize our product candidates. If our relationships with these collaborators terminate, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these collaborators could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all. On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole. Due to delays in patient enrollment in the Phase 2 clinical study, exacerbated by the ongoing COVID-19 pandemic, Cipla informed us that it desires to amend the Cipla Agreement. Accordingly, on July 10, 2020, the joint steering committee established by us and Cipla terminated the Phase 2 study. We are currently renegotiating the terms of the amendment to the Cipla Agreement to initiate a new Phase 2b clinical study. However, there can be no assurance that we will be able to renegotiate the Cipla Agreement on favorable terms, or at all. If Cipla does not agree to initiate a new Phase 2b study or we and Cipla cannot agree on how the costs of such new Phase 2b study should be allocated among us and Cipla, we may be forced to suspend the continued development of Pulmazole. In addition, our failure to successfully renegotiate the Cipla Agreement may result in the initiation of arbitration proceedings between us and Cipla. Any arbitration proceedings between and us and Cipla may have a negative impact on our business, including the diversion of management attention from our other product candidates or result in rulings from the arbitration panel that are adverse to our interests or the continued development of Pulmazole.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 7, 2020	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Michelle S. Siegert.
Michelle S. Siegert.
Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

4.3	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

10.1*	Collaboration and License Agreement by and between Pulmatrix, Inc. and Sensory Cloud, Inc., dated as of April 9, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2020).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

10.3	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

**	Filed herewith.

