Form 10-Q
period 2020-09-30
Pulmatrix, Inc.
filed 2020-11-12
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 10, 2020, the registrant had 34,407,483 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At September 30, 2020	At December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,508	$23,440
Accounts receivable	1,217	7,200
Prepaid expenses and other current assets	1,394	777
Total current assets	37,119	31,417
Property and equipment, net	332	270
Operating lease right-of-use asset	1,724	630
Long-term restricted cash	204	204
Goodwill	3,577	3,577
Total assets	$42,956	$36,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$630	$600
Accrued expenses	2,389	2,514
Common stock payable	2,292	—
Operating lease liability	997	675
Deferred revenue	4,258	13,411
Total current liabilities	10,566	17,200
Operating lease liability, net of current portion	898	—
Deferred revenue, net of current portion	7,992	7,879
Total liabilities	19,456	25,079
Commitments (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 34,407,483 and 19,994,560 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	3	2
Additional paid-in capital	255,067	226,178
Accumulated deficit	(231,570)	(215,161)
Total stockholders’ equity	23,500	11,019
Total liabilities and stockholders’ equity	$42,956	$36,098

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$4,372	$1,406	$10,634	$6,225

Operating expenses
Research and development	3,873	3,297	12,344	8,637
General and administrative	1,776	1,785	5,478	6,900
Impairment of goodwill	—	—	—	7,268
Total operating expenses	5,649	5,082	17,822	22,805
Loss from operations	(1,277)	(3,676)	(7,188)	(16,580)
Other income (expense)
Interest income	13	121	78	227
Settlement expense	—	—	—	(200)
Warrant inducement expense	(9,289)	—	(9,289)	—
Other income/(expense), net	—	—	(10)	(2)
Net loss	$(10,553)	$(3,555)	$(16,409)	$(16,555)
Net loss per share, basic and diluted	$(0.31)	$(0.18)	$(0.62)	$(1.07)

Weighted average shares of common stock used to compute basic and diluted net loss per share	33,924,499	20,294,560	26,284,826	15,533,983

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2020 and 2019

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — December 31, 2019	19,994,560	$2	$226,178	$(215,161)	$11,019
Exercise of pre-funded warrants	300,000	—	—	—	—
Exercise of common stock options	19,997	—	21	—	21
Exercise of warrants	206,747	—	239	—	239
Share-based compensation	—	—	343	—	343
Net loss	—	—	—	(4,686)	(4,686)
Balance — March 31, 2020	20,521,304	2	226,781	(219,847)	6,936

Issuance of common stock, net of issuance costs	4,787,553	1	7,313		7,314
Exercise of common stock options	2,500	—	3	—	3
Exercise of warrants	437,999	—	536	—	536
Share-based compensation	—	—	266	—	266
Net loss	—	—	—	(1,170)	(1,170)
Balance —June 30, 2020	25,749,356	3	234,899	(221,017)	13,885

Exercise of warrants, net of issuance costs	8,658,127	—	10,576	—	10,576
Warrant inducement expense			9,289		9,289
Share-based compensation	—	—	303	—	303
Net loss	—	—	—	(10,553)	(10,553)
Balance —September 30, 2020	34,407,483	$3	$255,067	$(231,570)	$23,500

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — December 31, 2018	4,932,723	$—	$206,409	$(194,565)	$11,844
Adjustment for reverse stock split	2,717	—	—	—	—
Issuance of common stock, net of issuance costs	2,394,955	1	2,978	—	2,979
Exercise of pre-funded warrants	697,500	—	70	—	70
Share-based compensation	—	—	459	—	459
Net loss	—	—	—	(5,156)	(5,156)
Balance — March 31, 2019	8,027,895	1	209,916	(199,721)	10,196

Issuance of common stock, net of issuance costs	3,319,553		14,566	—	14,566
Exercise of pre-funded warrants	8,277,112	1	82	—	83
Share-based compensation	—	—	1,091	—	1,091
Net loss	—	—	—	(7,844)	(7,844)
Balance —June 30, 2019	19,624,560	2	225,655	(207,565)	18,092

Exercise of pre-funded warrants	370,000	—	4	—	4
Share-based compensation	—	—	185	—	185
Net loss	—	—	—	(3,555)	(3,555)
Balance —September 30, 2019	19,994,560	$2	$225,844	$(211,120)	$14,726

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,409)	$(16,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	139
Amortization of operating lease right-of-use asset	593	433
Share-based compensation	912	1,735
Impairment of goodwill	—	7,268
Gain on disposal of property and equipment	—	(1)
Warrant inducement expense	9,289	—
Changes in operating assets and liabilities:
Accounts receivable	5,983	—
Prepaid expenses and other current assets	(617)	(243)
Accounts payable	9	(24)
Accrued expenses	(125)	(414)
Operating lease liability	(467)	(450)
Deferred revenue	(9,040)	15,775
Net cash (used in)/provided by operating activities	(9,715)	7,663
Cash flows from investing activities:
Purchases of property and equipment	(198)	(49)
Net cash used in investing activities	(198)	(49)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,314	17,545
Proceeds from exercise of common stock options	24	—
Proceeds from exercise of common stock warrants, net of issuance costs	11,351	—
Proceeds from exercise of common stock warrants, shares to be issued	2,292	—
Proceeds from exercise of pre-funded warrants	—	157
Proceeds from Paycheck Protection Program loan	617	—
Repayment of Paycheck Protection Program loan	(617)	—
Net cash provided by financing activities	20,981	17,702
Net increase in cash, cash equivalents and restricted cash	11,068	25,316
Cash, cash equivalents and restricted cash — beginning of period	23,644	2,767
Cash, cash equivalents and restricted cash — end of period	$34,712	$28,083
Supplemental disclosures of non-cash investing and financing information:
Fixed asset purchases in accounts payable	$21	—
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$1,687	$1,213

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE™-based therapeutic candidates targeted at prevention and treatment of a range of respiratory and other diseases with significant unmet medical needs.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 26, 2020 (the “Annual Report”). In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2019, which are included in the Annual Report.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, estimating the fair value of equity securities, estimating the useful lives of depreciable and amortizable assets, interest borrowing rate, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Concentrations of Credit Risk and Off-Balance Sheet Arrangements

Cash is a financial instrument that potentially subjects the Company to concentrations of credit risk. For all periods presented, substantially all of the Company’s cash was deposited in an account at a single financial institution that management believes is creditworthy. The Company is exposed to credit risk in the event of default by this financial institution for amounts in excess of the Federal Deposit Insurance Corporation insured limits. The Company has not incurred any losses to date.

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

	Nine months ended September 30
	2020	2019
Cash and cash equivalents	$34,508	$27,879
Restricted cash	204	204
Total cash, cash equivalents and restricted cash	$34,712	$28,083

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value. The impact of the novel coronavirus pandemic was considered in the Company’s periodic qualitative assessment. Currently, there has not been a significant impact on the carrying value of the Company, but this factor will continue to be evaluated.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The new standard became effective for the Company on January 1, 2020. The Company has adopted ASU 2018-13, and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in ASU 2018-13 became effective for fiscal years beginning after December 15, 2019. The Company has adopted ASU 2018-13, and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

3. Accounts Receivable

Accounts receivable of $1,217 results from JJEI and relates to the PUR1800 program.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	At September 30, 2020	At December 31, 2019
Prepaid insurance	$410	$202
Prepaid clinical trials	770	322
Prepaid other	183	221
Deferred operating costs	31	32
Total prepaid and other current assets	$1,394	$777

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	At September 30, 2020	At December 31, 2019
Accrued vacation	$93	$42
Accrued wages and incentive	898	527
Accrued clinical & consulting	1,198	1,820
Accrued legal & patent	59	85
Accrued other expenses	141	40
Total accrued expenses	$2,389	$2,514

6. Common Stock

On July 9, 2020, the Company entered into letter agreements with certain existing accredited investors to exercise certain existing and outstanding warrants (“Existing Warrants”) to purchase through a cash exercise up to an aggregate of 10,085,741 shares of the Company’s common stock at the existing exercise price per share of $1.35. The Existing Warrants were issued in an underwritten public offering pursuant to a registration statement on Form S-1 (File No. 333-230395) and an additional registration statement on Form S-1 (File No. 333-230714) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, that was consummated in April 2019.

In consideration for the exercise of the Existing Warrants for cash, the Company agreed to issue the exercising holders new unregistered warrants (“Inducement Warrants”) to purchase up to an aggregate of 10,085,741 shares of common stock at an exercise price of $1.80 per share and with an exercise period of five years from July 14, 2020. The gross proceeds to the Company from the exercise of 8,388,127 warrants was approximately $11,324. The gross proceeds to the Company from the exercise of 1,697,614 warrants that remain in abeyance was approximately $2,292 and was recorded as a common stock payable in the accompanying condensed consolidated balance sheet as of September 30, 2020. After deducting placement agent fees and offering expenses of approximately $1,112, the Company recorded net proceeds of $12,504.

As compensation, the Company issued warrants to designees of the placement agent on substantially the same terms as the Inducement Warrants to purchase up to an aggregate of 655,573 shares of common stock at an exercise price per share of $2.25 with an exercise period of five years from July 14, 2020.

All Inducement Warrants and the placement warrants were registered pursuant to a registration statement on Form S-3 (File No. 333-242341), which was declared effective on August 13, 2020. At issuance, the Inducement Warrants and the placement agent warrants had a weighted average fair value of approximately $0.92 and $0.87 per award, respectively. These weighted average fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years, expected volatility of 98.9%, risk-free interest rate of 0.28% and expected dividend yield of 0.0%. The weighted average grant date fair value of approximately $9,289 associated with the Inducement Warrants, was recorded as a warrant inducement expense in the accompanying condensed statements of operations for the three and nine months ended September 30, 2020 with an offset to additional paid-in capital.

Exercise of Warrants

During the three months ended September 30, 2020 and 2019, the Company issued 8,658,127, which does not include 1,697,614 shares of common stock held in abeyance and 370,000 shares of common stock, respectively, upon exercise of 10,355,741 warrants and exercise of 370,000 pre-funded warrants to purchase 10,355,741 and 370,000 shares of common stock, respectively. The Company collected net proceeds of $12,868, which includes proceeds of $2,292 related to 1,697,614 shares of common stock held in abeyance and recorded as a common stock payable in the accompanying condensed consolidated balance sheet as of September 30, 2020, and $4, upon the exercise of these warrants during the three months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 the Company issued 9,302,873 and 300,000 shares of common stock upon exercise of 11,202,925 warrants and 300,000 pre-funded warrants respectively. The Company collected net proceeds of $13,643 which includes proceeds of $2,292 related to 1,697,614 common shares held in abeyance and recorded as a common stock payable in the accompanying condensed consolidated balance sheet as of September 30, 2020.

During the nine months ended September 30, 2019, the Company issued 9,344,612 shares of common stock upon exercise of 9,344,612 pre-funded warrants and collected proceeds of $157.

7. Warrants

A rollforward of the common stock warrants outstanding at September 30, 2020 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	18,953,195	$3.55	4.17	$—
Warrants issued	15,840,058	$1.75
Warrants exercised	(11,202,925)	$(1.32)
Pre-funded warrants exercised	(300,000)	$(0.01)
Warrants expired	(5,515)	$(102.27)
Outstanding September 30, 2020	23,284,813	$3.41	3.59	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Period Ended September 30,
Issue Date	Classification	Exercise Price	Expiration Date	2020	2019
August 07, 2020	Equity	$2.25	July 14, 2025	218,713	—
July 13, 2020	Equity	$2.25	July 14, 2025	436,860	—
July 13, 2020	Equity	$1.80	July 14, 2025	10,085,741	—
April 20, 2020	Equity	$1.55	April 20, 2022	4,787,553	—
April 20, 2020	Equity	$2.0888	April 20, 2022	311,191	—
April 8, 2019	Equity	$0.01	—	—	300,000
April 8, 2019	Equity	$1.35	April 8, 2024	1,336,777	12,266,665
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	797,334
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	110,922
February 12, 2019	Equity	$1.34	August 12, 2024	1,433,447	1,706,484
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	34,605
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	10,151
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	937,500
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	2,350,011
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	115,000
August 31, 2015	Equity	$118.00	August 31, 2020	—	3,000
June 15, 2015	Equity	$75.50	Five years after milestone achievement	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	—	2,515
Total Outstanding				23,284,813	18,953,195

8. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of September 30, 2020, the 2013 Plan provides for the grant of up to 4,060,000 shares of common stock, of which 1,112,582 shares remain available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of September 30, 2020, a total of 8,627 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Stock Options

During the three months ended September 30, 2020, the Company granted 16,400 options to employees. The awards vest over four years, expire ten years from the grant date and on the date of the grant have a weighted average fair value of $20. There were no stock options granted during the three months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company granted 2,265,504 options to employees, directors, and consultants. The awards vest over four years, expire ten years from the grant date and on the date of grant have a weighted average fair value of $2,634.

During the nine months ended September 30, 2019, the Company granted 651,600 options to employees and directors. The awards vest over four years, expire ten years from the grant date and on the date of the grant had a fair value of $456.

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	900,003	$11.63	8.52	$—
Granted	2,265,504	$1.53
Exercised	(22,497)	$1.06
Forfeited or expired	(263,779)	$15.83
Outstanding — September 30, 2020	2,879,231	$3.38	8.96	$58
Exercisable — September 30, 2020	859,409	$7.59	8.45	$21

The estimated fair values of employee stock options granted during the three months and nine months ended September 30, 2020 and 2019, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected option life (years)	6.03	—	5.92	6.02
Risk-free interest rate	0.40%	—	1.61%	2.22%
Expected volatility	94.41%	—	93.91%	74.14%
Expected dividend yield	0%	—	0%	0%

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

As of September 30, 2020, there was $2,290 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.8 years.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$46	$14	$142	$81
General and administrative	257	171	770	1,654
Total share-based compensation expense	$303	$185	$912	$1,735

9. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of September 30, 2020, the Company had aggregate commitments to pay approximately $1,502 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

Operating Leases

The Company has limited leasing activities as a lessee and are primarily related to its corporate headquarters located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The Company currently leases approximately 22 thousand square feet of office and lab space in Lexington, Massachusetts under a lease with an original expiration date of December 31, 2020. On April 23, 2020, an extension to the Company’s operating lease for office and lab space was signed between the Company and 99 Hayden LLC. The extension to the original lease executed on May 31, 2007, has an annual base rent of $1,194 which is adjusted annually by 3%, and will expire on June 30, 2022. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

Operating lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid rent. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the Company’s specific incremental borrowing rates over the respective lease terms, a comparable market yield curve consistent with the Company’s credit quality was used. As of September 30, 2020, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 5.23% and 2 years, respectively.

The components of lease expense for the Company as of September 30, 2020 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease Cost
Fixed lease cost	$259	$163	$650	$490
Variable lease cost	99	97	317	284
Total lease cost	$358	$260	$967	$774

Maturities of lease liabilities due under these lease agreements as of September 30, 2020 are as follows:

Operating Leases
Maturity of lease liabilities:
2020 (excluding the nine months ended September 30, 2020)	$174
2021	1,194
2022 (lease expiration on June 30, 2022)	615
Total lease payments	1,984
Less imputed interest	(89)
Total operating lease liabilities	$1,895

10. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). The three and nine months ended September 30, 2020 and 2019, respectively, resulted in net losses attributable to common stockholders and as a result, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share. Included in the weighted average earnings per share calculation are 1,697,614 shares held in abeyance.

The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of September 30,
	2020	2019
Options to purchase common stock	2,879,231	1,088,676
Warrants to purchase common stock	23,284,813	18,653,195
Total	26,164,044	19,741,871

11. Subsequent Events

On October 1, 2020, a stock option grant of 30,000 shares of common stock was issued to Todd Bazemore. Mr. Bazemore was appointed to the board of directors on September 25, 2020 and his appointment became effective October 1, 2020. The grant vests over four years, expires ten years from the grant date and on the date of the grant had a fair value of $26.

On October 14, 2020, a stock option grant of 18,800 shares of common stock was issued to an employee. The grant vests over four years, expires ten years from the grant date and on the date of the grant had a fair value of $17.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, or projections involving anticipated revenues, earnings or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the novel coronavirus (“COVID-19”) on the Company’s ongoing and planned clinical trials;

●	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to renegotiate our development and commercialization agreement with Cipla Technologies, LLC (“Cipla”) with respect to Pulmazole;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	the termination of strategically important license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

We design and develop inhaled therapeutic products based on our proprietary dry powder delivery technology, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), which enables delivery of small or large molecule drugs to the lungs by inhalation for local or systemic applications. The iSPERSE™ powders are engineered to be small, dense particles with highly efficient dispersibility and delivery to airways. iSPERSE™ powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of drug substances including small molecules and biologics. We believe the iSPERSE™ dry powder technology offers enhanced drug loading and delivery efficiency that outperforms traditional lactose-blend inhaled dry powder therapies. We believe the advantages of using the iSPERSE™ technology include reduced total inhaled powder mass, enhanced dosing efficiency, reduced cost of goods and improved safety and tolerability profiles. We are developing iSPERSE™-based therapeutic candidates targeted at the prevention and treatment of a range of diseases, including allergic bronchopulmonary aspergillosis in patients with asthma and in patients with cystic fibrosis, lung cancer and the treatment of acute migraine.

Our goal is to develop breakthrough therapeutic products that are safe, convenient and more efficient than the existing therapeutic products for respiratory and other diseases where iSPERSE™ properties are advantageous. Our current pipeline is aligned to this goal with the Pulmazole inhaled antifungal therapy to treat pulmonary infections, the PUR3100 inhaled therapy for acute migraine and the novel PUR1800 therapy with potential application in both lung cancer and chronic obstructive pulmonary disease (“COPD”). The Pulmazole antifungal program and PUR3100 acute migraine program leverage iSPERSE™ technology to potentially improve upon the known efficacy and safety profile of currently available therapies. The PUR1800 program is a new therapy that is enabled by iSPERSE™ when traditional dry powder lactose blend technologies have historically failed. We intend to capitalize on our iSPERSE™ technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of diseases with significant unmet medical needs and to build our product pipeline beyond our existing candidates. In order to advance our clinical trials for our therapeutic candidates for respiratory and neurological diseases, and leverage the iSPERSE™ platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical, biotechnology companies or academic or private research institutes.

We expect to continue to incur significant expenses and operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	initiate and expand clinical trials for Pulmazole, PUR1800, PUR3100 and other product candidates under development;

●	seek regulatory approval for our product candidates;

●	hire personnel to support our product development, commercialization and administrative efforts; and

●	advance the research and development related activities for inhaled therapeutic products in our pipeline.

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

Recent Developments

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and such other countries. On March 12, 2020, the World Health Organization (“WHO”) declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Moreover, the ongoing COVID-19 pandemic has caused indeterminable adverse effects on general commercial activity and the world economy, and the Company’s business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

The COVID-19 pandemic directly impacted the Pulmazole Ph 2 clinical study by both causing certain trial sites to suspend enrolling patients or us voluntarily suspending enrollment at other sites, as described in more detail below. The impact of the ongoing COVID-19 pandemic and its resurgence is currently uncertain and rapidly evolving, and, as such, we do not yet know the full extent of potential delays or impact on our business, our relationships with our business partners, our clinical trials or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations.

Pulmazole

In July of 2019, we initiated a Ph 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. Prior to the study termination, five subjects completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol.

Due to delays in patient enrollment in the Ph 2 clinical study, exacerbated by the ongoing COVID-19 pandemic, Cipla, with whom we entered into a development and commercialization agreement (the “Cipla Agreement”) on April 15, 2019 for the development and commercialization of Pulmazole, informed us that it desired to amend the Cipla Agreement. In connection with our renegotiation of the Cipla Agreement, on July 10, 2020, the joint steering committee established by us and Cipla terminated the Ph 2 study in order to facilitate the commencement of a newly designed Ph 2b study that would supersede the prior Ph 2 study. The Ph 2b study design is anticipated to include up to 4 months of dosing and efficacy endpoints, whereas the terminated Ph 2 study was of 28-day duration with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Ph 2b study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. We plan to have a Type-C meeting with the U.S. Food and Drug Administration (“FDA”) during Q1 2021 to inform our final clinical design and timelines. We plan to commence the new Ph 2b study when the risk of insufficient patient enrollment presented by the ongoing COVID-19 pandemic is reduced to an acceptable level.

In addition to the re-design of the Ph 2b study, as part of the amendments to the Cipla Agreement that are being contemplated are assigning to Cipla the exclusive rights to develop and commercialize Pulmazole in India, South Africa and other regional markets where Cipla has strong clinical development and business capabilities. We have not agreed to any amendments to the Cipla Agreement as of the date of this Quarterly Report. However, we expect that discussions regarding amendments to the Cipla Agreement will continue. No assurance can be given that we will be able to reach a mutually acceptable arrangement with Cipla for the conduct of any proposed Ph 2b clinical study in the future. Accordingly, if we are unable to agree with Cipla on such matters such as cost sharing for the new study, we may be forced to suspend further development of Pulmazole. Furthermore, our failure to successfully renegotiate the development and commercialization agreement with Cipla may result in the initiation of arbitration proceedings between us and Cipla. Any arbitration proceedings between and us and Cipla may have a negative impact on our business, including the diversion of management attention from our other product candidates or result in rulings from the arbitration panel that are adverse to our interests or the continued development of Pulmazole.

PUR1800

Separately, we plan to initiate a Ph 1b study of PUR1800 in 15 stable moderate-severe COPD patients during the first half of 2021. The Ph 1b study will be randomized and double-blind and will include 14 days of daily dosing with a 28 day follow up period. The COVID-19 pandemic could delay this date or impact enrollment generally to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

PUR3100

We are developing a novel inhaled dry powder formulation product for the treatment of acute migraine and breakthrough migraine that leverages a proprietary iSPERSE™ dry powder formulation technology. We anticipate the product will be potentially differentiated from currently available therapies in ease of use, onset of action, symptom control and tolerability.

We anticipate having a lead formulation for a non-clinical pharmacokinetics study by the end of 2020. Based on clinical and regulatory precedents and after completing a 14-day good laboratory practices toxicology study in 2021, we believe a Ph1/1b study can be initiated in the first half of 2022.

The acute migraine market includes over 1 billion worldwide and over 38 million U.S. sufferers where the majority of patients are not treated with prescription medication to the safety and efficacy profile of available therapies. In addition to acute migraine sufferers, greater than 50% of migraineurs suffering from chronic migraine also require acute care for treatment of breakthrough pain.

Sensory Cloud Agreement

On April 9, 2020, we entered into a Collaboration and License Agreement (the “Sensory Cloud Agreement”) with Sensory Cloud, Inc. (“Sensory Cloud”). Under the terms of the Sensory Cloud Agreement, we have granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR003 and PUR006, our proprietary aerosol salt solution for delivery or administration to or through the nasal passages also known as NasoCalm, as well as related patents and know-how, for use in the field (the “Sensory Licensed Product”).

Under the terms of the Sensory Cloud Agreement, Sensory Cloud may develop other over-the-counter (“OTC”) Sensory Licensed Products that contain other active pharmaceutical ingredients or therapeutic agents and combine the Sensory Licensed Product with one or more of Sensory Cloud’s proprietary delivery devices. In addition, we have granted Sensory Cloud an exclusive right of first refusal to any new OTC products in the field that may be developed by us.

Sensory Cloud commenced commercial sales of FEND in October 2020. FEND is the Sensory Cloud brand name for NasoCalm, an OTC nasal hygiene product that is comprised of sodium chloride and calcium chloride salts. NasoCalm was designed to provide, among other potential benefits, an ability to suppress the exhalation of droplets of airway lining fluid, which can transmit airborne infection.

Pulmatrix’s development data and additional data generated by Sensory Cloud utilizing its Nimbus delivery device were published in both the journal, Molecular Frontiers (September 2020) and the Quarterly Reviews of Biophysics Discovery (July 2020), demonstrating a significant reduction in airborne particles in exhaled air over time following FEND administration. Taken together, these data demonstrate that FEND provides potential hygienic benefit which may augment current social distancing and hygiene measures for addressing COVID-19 and other airborne pathogens.

Under the Sensory Cloud Agreement, we are entitled to royalties on net sales of Sensory Licensed Product in each country in which there is a valid claim of a patent within the licensed intellectual property covering the Sensory Licensed Product. Our rights to receive such royalties commence upon the first commercial sale of a Sensory Licensed Product in any such country and terminates upon the expiration of the last valid claim in such territory. The royalty rates are as follows: (1) 7% of net sales during calendar year 2020, (2) 14% of net sales during calendar year 2021, and (3) 17% of net sales during calendar year 2022 and each calendar year thereafter during the royalty term. In addition, we are entitled to receive a milestone payment of $1.0 million following the achievement of aggregate net sales of all Sensory Licensed Products of $20.0 million.

The Sensory Cloud Agreement will terminate at such time that we would no longer be entitled to royalties because there are no longer any valid claims of a patent within the licensed intellectual property covering any Sensory Licensed Product. Upon there being no more such royalty payments owed by Sensory Cloud for a Sensory Licensed Product, the licenses granted by us to Sensory Cloud shall become fully-paid up, royalty free, perpetual, irrevocable and non-exclusive licenses to such Sensory Licensed Product. The Sensory Cloud Agreement may also be terminated earlier by Sensory Cloud for convenience and by Sensory Cloud or us for material breach or upon the bankruptcy or insolvency of the other party.

Financial Overview

Revenues

To date, we have not generated any product sales. The 2020 revenue was primarily generated by the Cipla Agreement and the license, development and commercialization agreement with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”, and such agreement with JJEI, the “JJEI License Agreement”), with respect to the collaboration on the Pulmazole program and licensing our PUR1800 kinase inhibitor, respectively. For more discussion on the collaboration agreements, please see Note 6 of the consolidated financial statements in our annual report on Form 10-K filed with the SEC on March 26, 2020 and “—Recent Developments—Pulmazole” under this Item 2.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately (79% of staff) are research and development employees. In addition, we maintain a 22,000 square foot research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, additional head count, capital, and development costs may be incurred to support these programs.

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

We anticipate that our general and administrative expenses will increase in the future as they relate to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance, investor relations costs and other costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, increases in staffing and related expenses may result as we prepare for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

During the three months and nine months ended September 30, 2020, our principal source of revenue was income that resulted from the Cipla Agreement and the JJEI License Agreement.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. As of September 30, 2020, we have an active arrangement that contains a research or development milestone.

Royalties

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

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the useful lives of depreciable and amortizable assets, valuation allowance against deferred tax assets, goodwill impairment, interest borrowing rate, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, CROs and CMOs. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided. As of September 30, 2020, we have an active arrangement with JJEI that contains a research or development milestone. For more discussion on the milestones related to the JJEI License Agreement, please see Note 6 of the consolidated financial statements in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2020.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired we then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value. The impact of the COVID-19 pandemic was considered in our qualitative assessment for the three months ended September 2020. Currently, there has not been a significant impact on our carrying value, but this factor will continue to be evaluated.

Based on the qualitative assessment for the nine months ended September 30, 2020, there was no impairment necessary. Given our common stock value decline during the nine months ended September 30, 2019, and based on the quantitative assessment, we determined that goodwill was impaired as of September 30, 2019, and a charge of $7,268 was recorded.

Results of Operations

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Three Months Ended September 30,
	2020	2019	Change
Revenues	$4,372	$1,406	$2,966
Operating expenses
Research and development	3,873	3,297	576
General and administrative	1,776	1,785	(9)
Total operating expenses	5,649	5,082	567
Loss from operations	(1,277)	(3,676)	2,399
Other income (expense)
Interest income	13	121	(108)
Warrant exercise inducement expense	(9,289)	—	(9,289)
Net loss	$(10,553)	$(3,555)	$(6,998)

Revenue — Revenue of $4.4 million was recorded for the three months ended September 30, 2020 as compared to $1.4 million for the three months ended September 30, 2019, an increase of $3.0 million. The $3.0 million increase was the result of the JJEI License Agreement which was executed at the end of 2019 and includes reimbursed pass through expenses.

Research and development expenses — Research and development expenses were $3.9 million for the three months ended September 30, 2020 as compared to $3.3 million for the three months ended September 30, 2019, an increase of $0.6 million. The increase was primarily due to pre-clinical toxicology and Chemistry, Manufacturing and Controls (“CMC”) costs for the PUR1800 program and PUR3100 program, of $1.4 million and $0.1 million, respectively, an increase of $0.3 million in employment related costs in support of our programs which were partially offset by a decrease in the Ph 2 Pulmazole clinical trial costs of $1.2 million.

General and administrative expenses — General and administrative expenses which include general operating expenses were $1.8 million for the three months ended September 30, 2020 and 2019.

Nine months ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Revenues	$10,634	$6,225	$4,409
Operating expenses
Research and development	12,344	8,637	3,707
General and administrative	5,478	6,900	(1,422)
Impairment of goodwill	—	7,268	(7,268)
Total operating expenses	17,822	22,805	(4,983)
Loss from operations	(7,188)	(16,580)	9,392
Other income (expense)
Interest income	78	227	(149)
Settlement expense	—	(200)	200
Warrant exercise inducement expense	(9,289)	—	(9,289)
Other income (expense), net	(10)	(2)	(8)
Net loss	$(16,409)	$(16,555)	$146

Revenue — Revenue of $10.6 million was recorded for the nine months ended September 30, 2020 as compared to $6.2 million for the three months ended September 30, 2019, an increase of $4.4 million. The increase resulted from an increase in revenue recorded of $5.3 million as a result of the JJEI License Agreement which was executed in late 2019 and includes reimbursement of pass through expenses, partially offset by a decrease in revenue recorded of $0.9 million as a result of the Cipla Agreement. For the nine months ended September 30, 2019, $6.2 million was recorded in revenue which was the result of the Cipla Agreement.

Research and development expenses — Research and development expenses were $12.3 million for the nine months ended September 30, 2020 compared to $8.6 million for the nine months ended September 30, 2019, an increase of $3.7 million. The increase was primarily due to increased spending of $4.3 million and $0.1 million, on the PUR1800 and PUR3100 programs, respectively, due primarily to manufacturing and clinical study costs, $1.1 million on employment costs in support of our programs, and $0.3 in allocated fixed expenses which were partially offset by a decrease of $2.1 million on the Ph 2 Pulmazole clinical trial costs.

General and administrative expenses — General and administrative expenses were $5.5 million for the nine months ended September 30, 2020 compared to $6.9 million for the nine months ended September 30, 2019, a decrease of $1.4 million. The decrease was primarily due to decreased employment costs of $1.0 million because of lower share-based compensation expense, $0.3 million of a milestone payment and $0.1 million in allocated fixed expenses.

Impairment of goodwill — There was no impairment charge for the nine months ended September 30, 2020 compared to $7.3 million for the nine months ended September 30, 2019. The 2019 charge was as a result of a decline in the Company’s common stock value.

Liquidity and Capital Resources

Through September 30, 2020, we have incurred an accumulated deficit of $231.6 million, primarily due to expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans and collaboration and license agreements. Our total cash and cash equivalents as of September 30, 2020 was $34.5 million.

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

We expect that our existing cash and cash equivalents at September 30, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, the resurgence of the COVID-19 cases in multiple jurisdictions, and any additional preventative and protective actions that regulators, or the board or management of the Company, may determine are needed.

The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The Company may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

In addition, as previously discussed, in connection with our renegotiation of the Cipla Agreement, on July 10, 2020, the joint steering committee established by us and Cipla terminated the Ph 2 study in order to facilitate the commencement of a newly designed Ph 2b study that would supersede the prior Ph 2 study. In addition to the re-design of the Ph 2b study, as part of the amendments to the Cipla Agreement that are being contemplated are assigning to Cipla the exclusive rights to develop and commercialize Pulmazole in India, South Africa and other regional markets where Cipla has strong clinical development and business capabilities. We have not agreed to any amendments to the Cipla Agreement as of the date of this Quarterly Report. There can be no assurance that we will be able to renegotiate the Cipla Agreement on favorable terms, or at all.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash (used in)/ provided by operating activities	$(9,715)	$7,663
Net cash used in investing activities	(198)	(49)
Net cash provided by financing activities	20,981	17,702
Net increase in cash and cash equivalents	$11,068	$25,316

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $9.7 million which was primarily the result of a net loss of $16.4 million and $4.2 million in cash outflows associated with changes in operating assets and liabilities partially offset by $10.9 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $9.3 million in warrant exercise inducement expense, $0.9 million of share-based compensation expense, $0.6 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to decreases of $9.1 million in deferred revenue, $0.6 million in prepaid expenses and other current assets, and $0.5 million in operating lease liability partially offset by increases of $6.0 million in accounts receivable.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $7.7 million, which was primarily the result of a net loss of $16.5 million, offset by $9.6 million of net non-cash adjustments and $14.6 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $7.3 million of goodwill impairment, $1.7 million of stock-based compensation expense, $0.4 million of amortization of operating lease right-of-use asset and $0.2 million of depreciation and amortization expense. The net cash inflows associated with changes in operating assets and liabilities were primarily due to an increase of $15.7 million of deferred revenue, partially offset by decreases in prepaid assets, accrued expenses, accounts payable and operating lease liability totaling $1.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $21.0 million as compared to $17.7 million for the nine months ended September 30, 2019. Net cash provided for the nine months ended September 30, 2020 resulted from the issuance of common stock, net of issuance costs, of $7.3 million which was as a result of a registered direct offering to certain investors and $13.7 million from warrant and stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2019 resulted from the issuance of common stock, net of issuance costs of $17.5 million, and pre-funded warrant exercises of $0.2 million.

Financings

On July 9, 2020, we entered into letter agreements with certain existing accredited investors to exercise certain existing and outstanding warrants (“Existing Warrants”) to purchase up to an aggregate of 10,085,741 shares of our common stock at the existing exercise price per share of $1.35. The Existing Warrants were issued in an underwritten public offering pursuant to a registration statement on Form S-1 (File No. 333-230395) and an additional registration statement on Form S-1 (File No. 333-230714) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended that was consummated in April 2019. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 10,085,741 shares of common stock at an exercise price of $1.80 per share and with an exercise period of five years from July 14, 2020. The gross proceeds to the Company from the exercise were approximately $13.6 million, prior to deducting placement agent fees and offering expenses. In addition, we issued s 655,573 unregistered warrants to placement agent designees at an exercise price of $2.25 and with an exercise period of five years from July 14, 2020. All warrants issued in the financing were subsequently registered pursuant to a registration statement on Form S-3 (File No. 333-242341) which was declared effective on August 13, 2020.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 26, 2020 and of our quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, as filed with the SEC on May 14, 2020 and August 7, 2020, respectively . Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

In December 2019, a novel strain of Covid, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and such other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

In July of 2019, we initiated a Ph 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. Prior to the termination of the Ph 2 trial, five subjects completed the 28-day dosing regimen, having received either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol in order to improve enrollment. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole study due to issues associated with COVID-19. Subsequently, we communicated with each of the remaining study sites as to their ability to ensure subject safety and completion of the study as per protocol. Following these discussions, we requested that each of these sites pause enrollment in the study pending further developments regarding the COVID-19 pandemic. Furthermore, the delay in patient enrollment due to COVID-19 have led to the termination of the Ph 2 clinical study of Pulmazole. For more discussion on the termination of the Ph 2 clinical study, see “—If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates.”

Separately, we plan to initiate a Ph 1b study of PUR1800 in stable moderate-severe COPD patients in the first half of 2021. The COVID-19 pandemic could delay this date or impact enrollment generally to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

Moreover, the ongoing COVID-19 pandemic has had and may have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations has been and may continue to be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

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

We have entered into co-development agreements regarding two of our therapeutic candidates and, as a result, no longer have complete control over the development of these candidates. If our collaborators do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not obtain regulatory approval for or commercialize our product candidates. If our relationships with these collaborators terminate, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these collaborators could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all. On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole. Due to delays in patient enrollment in the Ph 2 clinical study, exacerbated by the ongoing COVID-19 pandemic, Cipla informed us that it desires to amend the Cipla Agreement. Accordingly, on July 10, 2020, the joint steering committee established by us and Cipla terminated the Ph 2 study. We are currently renegotiating the terms of the amendment to the Cipla Agreement to initiate a new Ph 2b clinical study. In addition to the re-design of the Ph 2b study, as part of the amendments to the Cipla Agreement that are being contemplated are assigning to Cipla the exclusive rights to develop and commercialize Pulmazole in India, South Africa and other regional markets where Cipla has strong clinical development and business capabilities. .However, there can be no assurance that we will be able to renegotiate the Cipla Agreement on favorable terms, or at all. If Cipla does not agree to initiate a new Ph 2b study or we and Cipla cannot agree on how the costs of such new Ph 2b study should be allocated among us and Cipla, we may be forced to suspend the continued development of Pulmazole. In addition, our failure to successfully renegotiate the Cipla Agreement may result in the initiation of arbitration proceedings between us and Cipla. Any arbitration proceedings between and us and Cipla may have a negative impact on our business, including the diversion of management attention from our other product candidates or result in rulings from the arbitration panel that are adverse to our interests or the continued development of Pulmazole.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Warrant issued on July 13, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

10.1	Form of Letter Agreement, dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

10.2*#	Offer Letter, dated September 25, 2020, by and between Pulmatrix, Inc. and Todd Bazemore.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

#	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 12, 2020	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Michelle S. Siegert.
Michelle S. Siegert.
Vice President, Finance (Principal Financial Officer)

