Form 10-Q
period 2021-03-31
Pulmatrix, Inc.
filed 2021-05-11
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, the registrant had 56,249,062 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At March 31, 2021	At December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,445	$31,657
Accounts receivable	87	84
Prepaid expenses and other current assets	962	797
Total current assets	64,494	32,538
Property and equipment, net	325	361
Operating lease right-of-use asset	1,250	1,489
Long-term restricted cash	204	204
Goodwill	3,577	3,577
Total assets	$69,850	$38,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	918	925
Accrued expenses	1,868	2,028
Operating lease liability	1,159	1,135
Deferred revenue	3,143	4,166
Total current liabilities	7,088	8,254
Deferred revenue, net of current portion	5,810	6,168
Operating lease liability, net of current portion	306	608
Total liabilities	13,204	15,030
Commitments (Note10)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value — 200,000,000 shares authorized; 56,249,062 and 36,105,097 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	6	4
Additional paid-in capital	295,213	257,604
Accumulated deficit	(238,573)	(234,469)
Total stockholders’ equity	56,646	23,139
Total liabilities and stockholders’ equity	$69,850	$38,169

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenues	$1,390	$2,762
Operating expenses
Research and development	3,856	5,287
General and administrative	1,619	2,212
Total operating expenses	5,475	7,499
Loss from operations	(4,085)	(4,737)
Other income (expense)
Interest income	3	52
Other expenses, net	(22)	(1)
Net loss	$(4,104)	$(4,686)
Net loss per share, basic and diluted	$(0.09)	$(0.23)
Weighted average shares used to compute basic and diluted net loss per share	46,032,195	20,469,457

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021 and 2020

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — January 1, 2021	36,105,097	$4	$257,604	$(234,469)	$23,139
Issuance of common stock, net of issuance costs	20,000,000	2	37,077	—	37,079
Exercise of warrants	143,965	—	204	—	204
Share-based compensation	—	—	328	—	328
Net loss	—	—	—	(4,104)	(4,104)
Balance — March 31, 2021	56,249,062	$6	$295,213	$(238,573)	$56,646

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — January 1, 2020	19,994,560	$2	$226,178	$(215,161)	$11,019
Exercise of pre-funded warrants	300,000	—	—	—	—
Exercise of common stock options	19,997	—	21	—	21
Exercise of warrants	206,747	—	239	—	239
Share-based compensation	—	—	343	—	343
Net loss	—	—	—	(4,686)	(4,686)
Balance — March 31, 2020	20,521,304	$2	$226,781	$(219,847)	$6,936

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,104)	$(4,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	51
Amortization of operating lease right-of-use asset	239	153
Stock-based compensation	328	343
Changes in operating assets and liabilities:
Accounts receivable	(3)	7,200
Prepaid expenses and other current assets	(165)	(1,068)
Accounts payable	(22)	672
Accrued expenses	(160)	1,034
Operating lease liability	(278)	(164)
Deferred revenue	(1,381)	(2,737
Net cash provided by (used in) operating activities	(5,495)	798
Cash flows from investing activities:
Purchases of property and equipment	—	(96)
Net cash used in investing activities	—	(96)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,079	—
Proceeds from exercise of common stock options	—	21
Proceeds from exercise of warrants	204	239
Net cash provided by financing activities	37,283	260
Net increase (decrease) in cash, cash equivalents and restricted cash	31,788	962
Cash, cash equivalents and restricted cash — beginning of period	31,861	23,644
Cash, cash equivalents and restricted cash — end of period	$63,649	$24,606
Supplemental disclosures of non-cash investing and financing information:
Fixed asset purchases in accounts payable	$15	2

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a clinical stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE™- based therapeutic candidates targeted at prevention and treatment of a range of respiratory and other diseases with significant unmet medical needs.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021, and amended on March 26, 2021 (the “Annual Report”). In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2020, which are included in the Annual Report.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, valuing future expected costs in order to derive and recognize revenue, estimating the useful lives of depreciable and amortizable assets, interest borrowing rate, valuation allowance against deferred tax assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

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

	Three months ended March 31
	2021	2020
Cash and cash equivalents	$63,445	$24,402
Restricted cash	204	204
Total cash, cash equivalents and restricted cash	$63,649	$24,606

Revenue Recognition

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

Our principal sources of revenue during the reporting period were income that resulted through our collaborative arrangements and license agreements that related to the development and commercialization of Pulmazole and PUR1800, and from reimbursement of clinical study costs. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the resulting receivable is reasonably assured.

During the three months ended March 31, 2021, our principal source of revenue was income that resulted from the Cipla Agreement, the JJEI License Agreement and immaterial royalties from the Sensory Cloud Agreement.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. As of March 31, 2021, the Company has an active arrangement that contains a research or development milestone.

Royalties.

For arrangements that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has recognized immaterial royalty revenue that resulted from the Sensory Cloud licensing arrangement.

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, develop drug materials and delivery devices, and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contract research organizations (“CROs”) to carry out our clinical development activities and third-party contract manufacturing organizations (“CMOs”) to carry out our clinical manufacturing activities. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided.

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

Recently Issued Accounting Pronouncements

There have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At March 31, 2021	At December 31, 2020
Prepaid Insurance	$172	$276
Prepaid Clinical Trials	455	317
Prepaid Other	269	130
Deferred Operating Costs	66	74
Total prepaid and other current assets	$962	$797

4. Property and Equipment, Net

	At March 31, 2021	At December 31, 2020
Laboratory equipment	$1,738	$1,702
Computer equipment	302	302
Office furniture and equipment	217	217
Leasehold improvements	596	596
Capital in progress	4	25
Total property and equipment	2,857	2,842
Less accumulated depreciation and amortization	(2,532)	(2,481)
Property and equipment, net	$325	$361

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At March 31, 2021	At December 31, 2020
Accrued vacation	$105	$56
Accrued wages and incentive	197	813
Accrued clinical & consulting	1,358	1,010
Accrued legal & patent	150	129
Accrued other expenses	58	20
Total accrued expenses	$1,868	$2,028

6. Significant Agreements

License, Development and Commercialization Agreement with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”)

On December 26, 2019, the Company entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with Johnson & Johnson Enterprise Innovation, Inc. Under the terms of the JJEI License Agreement, the Company has granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds (the “Licensed Product”) and (2) an exclusive, worldwide, royalty bearing license to PUR1800, the Company’s inhaled iSPERSE drug delivery system as formulated with one of the kinase inhibitor compounds. The Company is currently conducting a clinical and chronic toxicology program focused on chronic obstructive pulmonary diseases (“COPD”) and lung cancer interception.

As consideration for the Company’s entry into the JJEI License Agreement, JJEI paid the Company an upfront fee of $7,200 to conduct research on the Phase 1b clinical study and will also fund $3,400 for toxicology study costs. The Company is also eligible to earn a $2,000 milestone payment for the completion of the Phase 1b study of the products licensed to JJEI (the “Licensed Product”). If JJEI exercises the option, Pulmatrix is eligible to receive a $14,000 option exercise payment, up to an additional $32,000 in development milestone payments, $45,000 in commercial milestones, as well as royalty payments ranging from 1% to 2% of sales.

Under the JJEI License Agreement, JJEI will have three months from the later of (1) the completion of a Phase 1b clinical study for the Licensed Product and JJEI’s receipt of audited final reports and (2) JJEI’s receipt of audited draft reports for the chronic toxicology program of the Licensed Product to exercise the option. If the option is not exercised, Pulmatrix may terminate the JJEI License Agreement by providing a 30-day written notice, and all licenses revert back to Pulmatrix.

All rights to the in-licensed kinase inhibitor portfolio, including PUR1800 and PUR5700, will revert to Pulmatrix when the termination of the contract is effective on July 6, 2021 as JJEI exercised their option to terminate the Company’s license, development, and commercialization agreement in April 2021. The Company intends to continue the development of PUR1800, with ongoing clinical and toxicology studies to support programs in acute exacerbation of chronic obstructive pulmonary disease (“AECOPD”) and other chronic airway diseases.

Accounting Treatment

Revenue associated with the combined research and development services for the Licensed Product and the irrevocable license to the Assigned Assets (as defined below) is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. During the three months ending March 31, 2021, the Company recognized $769 in revenue related to the license agreement in the Company’s condensed consolidated statement of operations. As of March 31, 2021, $1,224 was recorded as deferred revenue, all of which is current. The Company expects to recognize the deferred revenue according to costs incurred, through the termination date of the contract, which is July 6, 2021.

Collaborations - Development and Commercialization Agreement with Cipla Technologies LLC (“Cipla”)

The Company received a non-refundable upfront payment of $22,000 (the “Upfront Payment”) under the Development and Commercialization Agreement (the “Cipla Agreement”). Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to Pulmonary Indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE technology.

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

The Company conducted a Type C meeting with the Food and Drug Administration (the “FDA”) on January 27, 2021, and, leveraging the insights gained from this meeting, now plan to commence the Phase 2b clinical study when the risks of study conduct presented by the ongoing COVID-19 pandemic is reduced to an acceptable level. The Phase 2b clinical study design includes a 16-week dosing regimen as well as an exploration of potential efficacy endpoints, whereas the terminated Phase 2 study comprised only a 4 week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the planned new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020.

On May 10, 2021, the Company sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Cipla has refused to approve the development plan and budget for the Phase 2b clinical study unless the Company accepts Cipla’s demands that the Company absorb a disproportionate amount of the costs and financial risks of the development plan. Accordingly, the Company has given Cipla 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms or the Company will exercise its contractual right to terminate the Cipla Agreement for Cipla’s material breach and reacquire all rights to Pulmazole for 25% of its fair market value.

Accounting Treatment

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

The Company received the $22,000 upfront payment in May 2019. During the three months ended March 31, 2021, the Company recognized $490 in revenue related to the research and development services and $122 in revenue for the irrevocable license to the Assigned Assets in the Company’s condensed consolidated statements of operations. The aggregate amount of the transaction price related to the Company’s unsatisfied performance obligations and at March 31, 2021 the Company recorded $7,729 in deferred revenue, $1,919 of which is current. The Company expects to recognize the deferred revenue according to costs incurred, over the remaining research term, which is expected to be completed during the second half of 2023.

7. Common Stock

2021

Issuance of Common Stock

On February 16, 2021, the Company closed on a registered direct offering with certain healthcare-focused institutional investors for the sale of 20,000,000 shares of its common stock for gross proceeds of $40,000, prior to deducting placement agent’s fees and other offering expenses. In connection with the offering, 1,300,000 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $2.50 per share. The fair value of the placement agent warrants was $1.57 per share. The shares of common stock were offered by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective by the SEC on March 15, 2019. After giving effect to approximately $2,921 of fees and expenses related to the sale, the Company recorded net proceeds of $37,079.

The estimated fair values of warrants granted during the three months ended March 31, 2021 were determined on the date of grant with the following assumptions using the Black-Scholes option-pricing model. There were no warrants granted during the three months ended March 31, 2020.

For the three months ended March 31, 2021
Contractual term (years)	5.0
Risk-free interest rate	0.57%
Expected volatility	105.77%
Expected dividend yield	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the weighted average of the historical volatility for industry peers and our own volatility. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

Exercise of Warrants

During the three months ended March 31, 2021 warrants to purchase 25,000 shares of common stock issued in July 2020, 100,000 shares of common stock issued in February 2019 and 18,965 shares of common stock issued in April 2019, were exercised for cash and the Company collected aggregate proceeds of $204.

2020

Exercise of Warrants

On December 31, 2019, 300,000 pre-funded warrants were exercised, the Company collected proceeds of $3 and 300,000 shares of common stock were issued on January 2, 2020.

During the three months ended March 31, 2020, warrants to purchase 176,747 shares of common stock issued in April 2019 were exercised for cash, and the Company collected proceeds of $239.

During the three months ended March 31, 2020, 146,084 warrants issued in February 2019 were exercised on a cashless basis, and 30,000 shares of common stock were issued.

Exercise of Stock Options

During the three months ended March 31, 2020, stock options to buy 19,997 shares were exercised, and the Company collected proceeds of $21.

8. Warrants

A rollforward of the common stock warrants outstanding at March 31, 2021 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	23,284,813	$3.41	3.3	$—
Warrants exercised	(143,965)	$(1.42)
Warrants issued	1,300,000	$2.50
Outstanding March 31, 2021	24,440,848	$3.37	3.2	$—

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Period Ended March 31
Issue Date	Classification	Exercise Price	Expiration Date	2021	2020
February 16, 2021	Equity	$2.50	February 11, 2026	1,300,000	—
August 07, 2020	Equity	$1.80	July 14, 2025	1,814,815	—
August 07, 2020	Equity	$2.25	July 14, 2025	218,713	—
July 23, 2020	Equity	$1.80	July 14, 2025	1,550,000	—
July 13, 2020	Equity	$2.25	July 14, 2025	436,860	—
July 13, 2020	Equity	$1.80	July 14, 2025	6,695,926	—
April 20, 2020	Equity	$1.55	April 20, 2022	4,787,553	—
April 20, 2020	Equity	$2.0888	April 20, 2022	311,191	—
April 8, 2019	Equity	$1.35	April 8, 2024	1,317,812	12,089,918
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	797,334
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	110,922
February 12, 2019	Equity	$1.34	August 12, 2024	1,333,447	1,560,400
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	34,605
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	10,151
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	937,500
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	2,350,011
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	115,000
August 31, 2015	Equity	$118.00	August 31, 2020	—	3,000
June 15, 2015	Equity	$75.50	Five years after milestone achievement	319,008	319,008
June 15, 2015	Equity	$83.50	June 16, 2020	—	2,515
Total Outstanding				24,440,848	18,330,364

9. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of March 31, 2021, the 2013 Plan provides for the grant of up to 4,060,000 shares of common stock, of which 1,092,017 shares remain available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of March 31, 2021, a total of 6,881 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Stock Options

During the three months ended March 31, 2021, the Company granted 993,587 options to employees and directors. The fair value of the awards on the date of grant was $1,175. During the three months ended March 31, 2020, the Company granted 2,144,104 options to employees, directors, or consultants. The fair value of the awards on the date of grant was $2,498. The options vest over four years and expire ten years from the grant date for all options awarded during both years.

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2021	2,899,837	$3.22	8.75	$60
Granted	993,587	$1.47
Forfeited or expired	(120)	$22.20
Outstanding — March 31, 2021	3,893,304	$2.77	8.84	$136
Exercisable — March 31, 2021	1,212,324	$5.61	8.22	$58

The estimated fair values of employee stock options granted during the three months ended March 31, 2021 and March 31, 2020, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended
	March 31, 2021	March 31, 2020
Expected option life (years)	5.96	5.92
Risk-free interest rate	0.58%	1.68%
Expected volatility	104.81%	93.88%
Expected dividend yield	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the weighted average of the historical volatility for industry peers and our own volatility. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

As of March 31, 2021, there was $2,957 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 3.0 years. The following table presents total stock-based compensation expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Research and development	$56	$47
General and administrative	272	296
Total share-based compensation expense	$328	$343

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of March 31, 2021, we had aggregate commitments to pay approximately $1,460 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

Operating Leases

The Company has limited leasing activities as a lessee and are primarily related to its corporate headquarters located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The Company currently leases approximately 22,000 square feet of office and lab space in Lexington, Massachusetts under a lease that expires on June 30, 2022. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The components of lease expense for the Company as of March 31, 2021 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Lease Cost:
Fixed lease cost	$259	$163
Variable lease cost	126	119
Total lease cost	$385	$282

Maturities of lease liabilities due under these lease agreements as of March 31, 2021 are as follows:

Operating Leases
Maturity of lease liabilities:
2021	$896
2022 (half year)	615
Total lease payments	1,511
Less: interest	(46)
Total lease liabilities	$1,465

11. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2021 and 2020, respectively, resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share. The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of March 31,
	2021	2020
Options to purchase common stock	3,893,304	2,912,419
Warrants to purchase common stock	24,440,848	18,330,364
Total	28,334,152	21,242,783

12. Subsequent Events

On April 6, 2021, JJEI notified the Company that it was exercising its option to terminate the Company’s license, development and commercialization agreement. The contract will remain intact through July 6, 2021 when the termination becomes effective. There is no expected financial impact to the Company.

On May 10, 2021, the Company sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole (PUR 1900). Following the onset of the COVID-19 pandemic in March 2020, while the Company’s Phase 2a clinical trial was underway, Cipla notified the Company that it was no longer willing to continue the development of Pulmazole in accordance with the current cost sharing arrangements set forth in the Cipla Agreement and was seeking to amend the Cipla Agreement to shift a greater share of the development costs onto the Company. As a result of the COVID-19 pandemic, the Company, with Cipla’s consent, halted its Phase 2a clinical study for Pulmazole in July 2020. Since that time the Company has attempted to resolve Cipla’s demands through negotiation of an amendment to the Cipla Agreement while preparing to launch a new Phase 2b clinical study for Pulmazole. Based on the Company’s meeting with the FDA, the Company is in a position to commence work on the Phase 2b clinical study, however, despite several months of negotiations with Cipla, it has become apparent that the Company and Cipla will be unable to reach an agreement regarding an amendment to the Cipla Agreement. Cipla has refused to approve the development plan and budget for the Phase 2b clinical study unless the Company accepts Cipla’s demands that the Company absorb a disproportionate amount of the costs and financial risks of the development plan. Accordingly, the Company has given Cipla 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms or the Company will exercise its contractual right to terminate the agreement for Cipla’s material breach and reacquire all rights to Pulmazole for 25% of its fair market value.

The Company has evaluated its events subsequent to March 31, 2021 to the date these condensed consolidated financial statements were issued, and has determined that, other than what was disclosed above, it does not have any subsequent events to disclose in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021, and amended on March 26, 2021. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

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

We believe the advantages of using the iSPERSE technology include reduced total inhaled powder mass, enhanced dosing efficiency, reduced cost of goods and improved efficacy, safety, and tolerability profiles. Our goal is to develop breakthrough therapeutic products that are safe, convenient, and more effective than the existing therapeutic products for respiratory and other diseases where iSPERSE properties are advantageous.

Our current pipeline is aligned to this goal as we develop iSPERSE-based therapeutic candidates which target the prevention and treatment of a range of diseases. These therapeutic candidates include Pulmazole for the treatment of allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma, and in patients with cystic fibrosis (“CF”), PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR3100 for the treatment of acute migraine. Each program is enabled by its unique iSPERSE formulation designed to achieve specific therapeutic objectives.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	continue Pulmazole clinical trials focused on the development of an inhaled anti-fungal therapy to prevent and treat allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF;

●	continue ongoing clinical and non-clinical trials for PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD;

●	initiate and complete non-clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) to support planned Ph1 and Ph2 clinical studies for the treatment of acute migraine;

●	seek regulatory approval for our product candidates;

●	capitalize on our proprietary iSPERSE technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases with significant unmet medical needs;

●	invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights and

●	hire personnel to support our product development, commercialization, and administrative efforts

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

We conducted a Type C meeting with the FDA on January 27, 2021 and leveraging the insights gained from this meeting, now plan to commence the Phase 2b clinical study when the risks of study conduct presented by the ongoing COVID-19 pandemic are reduced to an acceptable level. The Phase 2b clinical study design includes a 16-week dosing regimen as well as an exploration of potential efficacy endpoints, whereas the terminated Phase 2 study comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the planned new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020.

On May 10, 2021, we sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Cipla has refused to approve the development plan and budget for the Phase 2b clinical study unless we accept Cipla’s demands that we absorb a disproportionate amount of the costs and financial risks of the development plan. Accordingly, we have given Cipla 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms or we will exercise our contractual right to terminate the Cipla Agreement for Cipla’s material breach and reacquire all rights to Pulmazole for 25% of its fair market value.

PUR 1800

On December 26, 2019, Pulmatrix entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with and Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). Under the JJEI License Agreement, the Company has granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds and (2) an exclusive, worldwide, royalty bearing license to PUR1800.

As of the filing of this Quarterly Report, 5 patients have been dosed in a Phase 1b safety, tolerability and biomarker study that will enroll 15 patients with stable moderate-severe chronic obstructive pulmonary disease (“COPD”). The Phase 1b study is a randomized, three-way crossover double-blind study with 14 days of daily dosing with placebo and one of two doses of PUR1800, and a 28 day follow up period between each crossover. Top line data expected in Q4 of 2021. The COVID-19 pandemic could delay enrollment to the extent that patients remain or become subject to government “stay at home” mandates, patients could feel like they cannot safely visit trial sites, due to issues related to COVID-19, or patients could delay entry until vaccination is complete.  Toxicology studies for rats and dogs, with durations of 6 and 9 months respectively, have completed dosing, with data anticipated in Q3 2021. While the program is currently in development for treatment of acute exacerbation of chronic obstructive pulmonary disease (“AECOPD”), positive toxicology study results could expand potential indications to include chronic dosing for other respiratory disease such as asthma, COPD or idiopathic pulmonary fibrosis.

In April 2021, JJEI exercised their option to terminate the Company’s license, development and commercialization agreement. All rights to the in-licensed kinase inhibitor portfolio, including PUR1800 and PUR5700, will revert to Pulmatrix upon the effective date of the termination, which is July 6, 2021. We intend to continue the development of PUR1800, with ongoing clinical and toxicology studies to support programs in AECOPD and other chronic airway diseases.

2021 Registered Direct Offering

On February 16, 2021, we closed on a registered direct offering with certain healthcare-focused institutional investors for the sale of 20,000,000 shares of our common stock for gross proceeds of $40.0 million, prior to deducting placement agent’s fees and other offering expenses. In connection with the offering, 1,300,000 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $2.50 per share. The shares of common stock were offered by Pulmatrix pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective by the SEC on March 15, 2019. After giving effect to approximately $2.9 million of fees and expenses related to the sale, we recorded net proceeds of $37.1 million.

Financial Overview

Revenues

To date, we have not generated any product sales. The 2021 revenue was generated by the collaboration agreement and license agreement with Cipla, and Johnson & JJEI, respectively, with respect to the collaboration on the Pulmazole program and licensing our PUR1800 kinase inhibitor, respectively, and immaterial royalties recorded from the Sensory Cloud agreement. For more discussion on the collaboration or licensing agreement, please see Note 5 of the condensed consolidated financial statements in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2021 and amended on March 26, 2021.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with CROs or CMOs, and consultants that conduct our clinical trials and preclinical activities;

●	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

●	facility, depreciation, and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance, and other supplies;

●	costs associated with preclinical activities and clinical regulatory operations, and

●	consulting and professional fees associated with research and development activities

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion, approximately (81% of staff) are research and development employees. In addition, we maintain approximately a 22,000 square foot office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as share-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses, expenses related to a publicly traded company and professional fees for consulting, auditing and tax services.

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

In this Form 10-Q, in Part I, Item 1, Note 2, “Summary of Significant Accounting Policies and Recent Accounting Standards” and in the 2020 Form 10-K filed with the SEC on March 23, 2021 and amended on March 26, 2021, both the Notes to the condensed consolidated Financial Statements in Part II, Item 8, and the “Critical Accounting Policies” in Part II, Item 7 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K filed on March 23, 2021 and amended on March 26, 2021.

Results of Operations

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change
Revenues	$1,390	$2,762	$(1,372)
Operating expenses
Research and development	3,856	5,287	(1,431)
General and administrative	1,619	2,212	(593)
Total operating expenses	5,475	7,499	(2,024)
Loss from operations	(4,085)	(4,737)	652
Other income (expense)
Interest income	3	52	(49)
Other income (expense), net	(22)	(1)	(21)
Net loss	$(4,104)	$(4,686)	$582

Revenue — For the three months ended March 31, 2021, $0.6 million and $0.8 million were recorded in revenue respectively, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively. For the three months ended March 31, 2020, $2.1 million and $0.7 million were recorded in revenue respectively, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively.

Research and development expenses — For the three months ended March 31, 2021 research and development expense was $3.9 million compared to $5.3 million for the three months ended March 31, 2020, a decrease of $1.4 million. The decrease was primarily due to decreased spend of $1.2 million on the PUR1800 project due primarily to decreased manufacturing costs, $1.0 million on the Phase 2 Pulmazole clinical trial due to its Covid related termination in 2020, which is partially offset by increased spend of $0.7 on pre-clinical and manufacturing costs related to our PUR3100 program and $0.1 million on general operating expenses.

General and administrative expenses — General and administrative expenses were $1.6 million for the three months ended March 31, 2021 compared to $2.2 million for the three months ended March 31, 2020, a decrease of $0.6 million. The decrease was primarily due to decreased employment costs, consulting costs and patent costs of $0.4 million, $0.1 million, and $0.1 million, respectively.

Liquidity and Capital Resources

Through March 31, 2021, we have incurred an accumulated deficit of $238.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans and collaboration and license agreements. Our total cash and cash equivalents balance as of March 31, 2021 was $63.4 million.

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

We expect that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2021	2020
Net cash (used in)/provided by operating activities	$(5,495)	$798
Net cash used in investing activities	—	(96)
Net cash provided by financing activities	37,283	260
Net increase/(decrease) in cash and cash equivalents	$31,788	$962

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $5.5 million, which was primarily the result of a net loss of $4.1 million, $2.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.6 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $0.3 million of share-based compensation expense, $0.2 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to $1.4 million in deferred revenue, $0.3 million in operating lease liability, $0.2 million in prepaid expenses and other current assets and $0.1 million in accrued expenses.

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

Cash Flows from Investing Activities

There were no cash uses from investing activities during the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2020 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $37.3 million as compared to $0.3 million for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 were the result of the issuance of common stock of $37.1 million from a registered direct offering, and warrant exercises of $0.2 million. Net cash provided by financing activities for the three months ended March 31, 2020 resulted from warrant and stock option exercises of $0.3 million.

Financings

2021

On February 16, 2021 we closed on a registered direct offering with certain healthcare-focused institutional investors to purchase up to an aggregate of 20,000,000 shares of our common stock at $2.00 per share. The gross proceeds were $40.0 million, prior to deducting placement agent’s fees and other offering expenses. In connection with the offering, 1,300,000 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $2.50 per share. The shares of common stock were offered by Pulmatrix pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective by the SEC on March 15, 2019. After giving effect to fees and expenses incurred as a result of the offering, we recorded approximately $37.1 million.

In addition to the registered direct offering, during the three months ended March 31, 2021, warrants issued in 2019 and 2020 were exercised on a cash basis to purchase 143,965 shares of our common stock. We issued 143,965 shares of our common stock and recorded approximately $0.2 million.

2020

There were no financings that occurred during the three months ended March 31, 2020.

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

We are not aware of any material proceedings in which any of our directors, officers, or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 23, 2021, and amended on March 26, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

Risk Related to Our Business

We are in a contractual dispute with Cipla, our clinical development partner for Pulmazole, which may result in delays to the clinical development program for Pulmazole or the loss of our rights to Pulmazole and/or financial losses.

On May 10, 2021, we sent a letter to Cipla Technologies LLC (“Cipla”) notifying Cipla that it is in material breach of our Development and Commercialization Agreement (the “Cipla Agreement”) due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole. Following the onset of the COVID-19 pandemic in March 2020, while our Phase 2a clinical study for Pulmazole was underway, Cipla notified us that it was no longer willing to continue the development of Pulmazole in accordance with the current cost sharing arrangements set forth in the Cipla Agreement and was seeking to amend the Cipla Agreement to shift a greater share of the development costs onto us. As a result of the COVID-19 pandemic, we, with Cipla’s consent, halted our Phase 2a clinical study for Pulmazole in July 2020. Since that time, we have attempted to resolve Cipla’s demands through negotiation of an amendment to the Cipla Agreement while preparing to launch a new Phase 2b clinical study for Pulmazole. Based on our meeting with the U.S. Food and Drug Administration (the “FDA”), we are in a position to commence work on the Phase 2b clinical study, however, despite several months of negotiations with Cipla, it has become apparent that we and Cipla will be unable to reach an agreement regarding an amendment to the Cipla Agreement, which is preventing us from commencing work on the Phase 2b clinical study. Cipla has refused to approve the development plan and budget for the Phase 2b clinical study unless we accept its demands to absorb a disproportionate amount of the costs and financial risks of the development plan. Accordingly, we have given Cipla 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms or we will exercise our contractual right to terminate the agreement for Cipla’s material breach and reacquire all rights to Pulmazole for 25% of its fair market value.

Cipla may disagree with our assertion that it is in breach of the Cipla Agreement, which may force us to arbitrate our contractual right to terminate the Cipla Agreement for Cipla’s breach. We cannot predict the outcome of any arbitration proceeding and an arbitration panel may not agree that we are entitled to terminate the Cipla Agreement for Cipla’s material breach. We expect that any arbitration proceeding against Cipla will be costly, time consuming and may distract management’s attention from the development of other drug candidates.

In addition, Cipla may make counterclaims against us and there is no guaranty we will be able to successfully defend any such counterclaims. If Cipla were to successfully prosecute any counterclaims against us we may be subject to monetary damages or the loss of the Pulmazole program to Cipla or both. Furthermore, the Cipla Agreement provides that the prevailing party is entitled to recover its costs incurred in connection with any arbitration. Accordingly, if we are forced to arbitrate with Cipla and are not successful, we may be forced to pay Cipla’s arbitration costs, which could be substantial.

If we cannot resolve our disputes with Cipla, either through a negotiated settlement or an arbitration proceeding, we may be required suspend to development of Pulmazole, be forced to pay legal costs and/or monetary damages and/or lose our rights to Pulmazole, any of which may have a material adverse effect on us.

The COVID-19 pandemic has caused interruptions or delays of our clinical studies and may continue to have a significant adverse effect on our business.

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

In July of 2019, we initiated a Phase 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. To date, five subjects have completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol in order to improve enrollment. Also, January 28, 2020 the FDA granted Fast Track designation to Pulmazole. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole study due to issues associated with COVID-19. In July 2020, we terminated our Phase 2 clinical study for Pulmazole as a result of the disruptions and safety concerns caused by the COVID-19 pandemic. In January 2021, we completed a Type C Meeting with the FDA for the further clinical development of Pulmazole. Based on the feedback received, we intend to initiate a Phase 2b clinical study of Pulmazole in allergic bronchopulmonary aspergillosis (“ABPA”) in Q1 2022. Actual study start will be determined upon Cipla and Pulmatrix joint steering committee approval of final budget and assessment of COVID-19 impact on patient safety and study operations. To date, Cipla has refused to approve the budget and development plan for the Phase 2b clinical study unless we accept Cipla’s demands that we absorb a disproportionate amount of the costs and financial risks of the development plan. Accordingly, on May 10, 2021, we sent a letter to Cipla notifying Cipla that it is in material breach of our development and commercialization agreement due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. We have given Cipla 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms or we will exercise our contractual right to terminate the agreement for Cipla’s material breach and reacquire all rights to Pulmazole for 25% of its fair market value

Separately, in February 2021, we initiated a Phase 1b study of PUR1800 in patients with stable COPD, and as of the filing date of this Quarterly Report, we successfully dosed five of 15 patients with PUR1800. The Phase 1b study data is anticipated in the fourth quarter 2021. The COVID-19 pandemic could delay this date or impact enrollment generally to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

Moreover, the ongoing COVID-19 outbreak has had and may continue to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations have been and may continue to be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

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

We did not repurchase any of our equity securities during the quarter ended March 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: May 11, 2021	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Michelle S. Siegert.
Michelle S. Siegert.
Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3

Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

