Form 10-K/A
period 2020-12-31
Pulmatrix, Inc.
filed 2021-05-14
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Pulmatrix, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2021 (the “Original 10-K”) and amended by Amendment No. 1 to the Original 10-K filed with the Commission on March 26, 2021 (“Amendment No. 1”).

The purpose of the Amendment is to file Exhibit 4.19, which was inadvertently omitted from the Original 10-K. Except as otherwise expressly noted herein, this Amendment does not amend or otherwise update any other information in our Original 10-K, as amended by Amendment No. 1. Accordingly, this Amendment should be read in conjunction with our Original 10-K and Amendment No. 1.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

No financial statements are filed with this Amendment No. 2. These items were included as part of the Original 10-K.

(2)	Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

4.1	Form of Specimen Stock Certificate		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Representative’s Warrant Agreement		Form S-1/A (Exhibit 4.2)	02/24/14	333-190476

4.3	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.4	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.5	Form of Series B Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.8)	03/28/18	333-223630

4.6	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.7)	03/28/18	333-223630

4.7	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.1)	12/03/18	001-36199

4.8	Form of Common Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.2)	12/03/18	001-36199

4.9	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated January 31, 2019		Form 8-K (Exhibit 4.1)	1/30/19	001-36199

4.10	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated February 4, 2019		Form 8-K (Exhibit 4.1)	02/01/19	001-36199

4.11	Form of Common Warrant issued in Pulmatrix Direct Registered Offering, dated February 12, 2019		Form 8-K (Exhibit 4.1)	02/11/19	001-36199

4.12	Form of Placement Agent Warrant issued in Pulmatrix Registered Direct Offering, dated February 12, 2019		Form 8-K (Exhibit 4.2)	02/11/19	001-36199

4.13	Form of Common Stock Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.13)	04/01/19	333-230395

4.14	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.11)	04/01/19	333-230395

4.15	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.12)	04/01/19	333-230395

4,16	Form of Common Warrant issued in Pulmatrix Public Offering, dated April 16, 2020		Form 8-K (Exhibit 4.1)	04/16/20	001-36199

4.17	Form of Placement Agent Warrant issued in Pulmatrix Public Offering dated April 16, 2020		Form 8-K (Exhibit 4.1)	04/20/20	001-36199

4.18	Form of Warrant Dated July 9, 2020		Form 8-K (Exhibit 4.1)	07/09/20	001-36199

4.19	Description of Securities	X

10.1*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan		Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.3*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan		Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.4*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.5	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.		Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.6	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018		Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.8*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad		Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.10	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.		Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.11*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019		Form S-8 (Exhibit 99.3)	06/04/19	333-231935

10.12*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019		Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.13**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019		Form 10-K (Exhibit 10.13)	03/26/20	001-36199

10.14	Collaboration and License Agreement by and between Pulmatrix, Inc. and Sensory Cloud, Inc. dated April 9, 2020		Form 8-K (Exhibit 10.1)	04/15/20	001-36199

10.15	Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	04/16/20	001-36199

10.16	Form of Letter Agreement		Form 8-K (Exhibit 10.1)	07/09/20	001-36199

10.17	Offer Letter with Todd Bazemore		Form 10-Q (Exhibit 10.2)	11/12/20	001-36199

21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	03/13/18	001-36199

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K		Form 10-K/A (Exhibit 23.1)	03/26/2021	001-36199

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Form 10-K	03/23/21	001-36199

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Form 10-K	03/23/21	001-36199

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.		Form 10-K (Exhibit 101)	03/23/21	001-36199

#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pulmatrix, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
*	These exhibits are management contracts
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: May 14, 2021	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Michelle S. Siegert
Michelle S. Siegert
VP, Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)