Form 10-Q
period 2021-06-30
Pulmatrix, Inc.
filed 2021-08-10
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, the registrant had 56,249,062 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At June 30,	At December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,903	$31,657
Restricted cash	204	-
Accounts receivable	1,766	84
Prepaid expenses and other current assets	1,596	797
Total current assets	60,469	32,538
Property and equipment, net	379	361
Operating lease right-of-use asset	1,008	1,489
Long-term restricted cash	-	204
Goodwill	3,577	3,577
Total assets	$65,433	$38,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,508	$925
Accrued expenses	1,191	2,028
Operating lease liability	1,184	1,135
Deferred revenue	3,034	4,166
Total current liabilities	6,917	8,254
Deferred revenue, net of current portion	5,423	6,168
Operating lease liability, net of current portion	-	608
Total liabilities	12,340	15,030
Commitments (Note10)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 56,249,062 and 36,105,097 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	6	4
Additional paid-in capital	295,512	257,604
Accumulated deficit	(242,425)	(234,469)
Total stockholders’ equity	53,093	23,139
Total liabilities and stockholders’ equity	$65,433	$38,169

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$2,254	$3,500	$3,644	$6,262
Operating expenses:
Research and development	4,541	3,184	8,397	8,471
General and administrative	1,562	1,490	3,181	3,702
Total operating expenses	6,103	4,674	11,578	12,173
Loss from operations	(3,849)	(1,174)	(7,934)	(5,911)
Other income (expense):
Interest income	2	13	5	65
Other expense, net	(5)	(9)	(27)	(10)
Net loss	$(3,852)	$(1,170)	$(7,956)	$(5,856)
Net loss per share attributable to common stockholders-basic and diluted	$(0.07)	$(0.05)	$(0.16)	$(0.26)
Weighted average shares of common stock used to compute basic and diluted net loss per share	56,249,062	24,376,571	51,319,680	22,423,014

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021 and 2020

(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — January 1, 2021	36,105,097	$4	$257,604	$(234,469)	$23,139
Issuance of common stock, net of issuance costs	20,000,000	2	37,077	-	37,079
Exercise of warrants	143,965	-	204	-	204
Share-based compensation	-	-	328	-	328
Net loss	-	-	-	(4,104)	(4,104)
Balance — March 31, 2021	56,249,062	$6	$295,213	$(238,573)	$56,646

Share-based compensation	-	-	299	-	299
Net loss	-	-	-	(3,852)	(3,852)
Balance — June 30, 2021	56,249,062	$6	$295,512	$(242,425)	$53,093

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — January 1, 2020	19,994,560	$2	$226,178	$(215,161)	$11,019
Exercise of pre-funded warrants	300,000	-	-	-	-
Exercise of common stock options	19,997	-	21	-	21
Exercise of warrants	206,747	-	239	-	239
Share-based compensation	-	-	343	-	343
Net loss	-	-	-	(4,686)	(4,686)
Balance — March 31, 2020	20,521,304	$2	$226,781	$(219,847)	$6,936

Issuance of common stock, net of issuance costs	4,787,553	1	7,313	-	7,314
Exercise of common stock options	2,500	-	3	-	3
Exercise of warrants	437,999	-	536	-	536
Share-based compensation	-	-	266	-	266
Net loss	-	-	-	(1,170)	(1,170)
Balance — June 30, 2020	25,749,356	$3	$234,899	$(221,017)	$13,885

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,956)	$(5,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	103
Amortization of operating lease right-of-use asset	481	359
Share-based compensation	627	609
Changes in operating assets and liabilities:
Accounts receivable	(1,682)	6,847
Prepaid expenses and other current assets	(799)	(671)
Accounts payable	495	(321)
Accrued expenses	(837)	931
Operating lease liability	(559)	(317)
Deferred revenue	(1,877)	(5,884)
Net cash used in operating activities	(12,019)	(4,200)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(98)
Net cash used in investing activities	(18)	(98)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,079	7,314
Proceeds from exercise of common stock options	-	24
Proceeds from exercise of warrants	204	775
Proceeds from Paycheck Protection Program loan	-	617
Repayment of Paycheck Protection Program loan	-	(617)
Net cash provided by financing activities	37,283	8,113
Net increase in cash, cash equivalents and restricted cash	25,246	3,815
Cash, cash equivalents and restricted cash — beginning of period	31,861	23,644
Cash, cash equivalents and restricted cash — end of period	$57,107	$27,459

Supplemental disclosures of non-cash investing and financing information:
Fixed asset purchases in accounts payable	$88	$12

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021, and amended on March 26, 2021 and May 14, 2021 (the “Annual Report”). In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2020, which are included in the Annual Report.

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

	Six months ended June 30
	2021	2020
Cash and cash equivalents	$56,903	$27,255
Restricted cash	204	204
Total cash, cash equivalents and restricted cash	$57,107	$27,459

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

During the three and six months ended June 30, 2021, our principal source of revenue was income that resulted from the Cipla Agreement and the JJEI License Agreement described in Note 6, and immaterial royalties from the Sensory Cloud Agreement.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At	At
	June 30, 2021	December 31, 2020
Prepaid insurance	$632	$276
Prepaid clinical trials	531	317
Deferred operating costs	283	74
Prepaid other	150	130
Total prepaid and other current assets	$1,596	$797

4. Property and Equipment, Net

Property and equipment consisted of the following:

	At	At
	June 30, 2021	December 31, 2020
Laboratory equipment	$1,741	$1,702
Computer equipment	304	302
Office furniture and equipment	216	217
Leasehold improvements	600	596
Capital in progress	87	25
Total property and equipment	2,948	2,842
Less accumulated depreciation and amortization	(2,569)	(2,481)
Property and equipment, net	$379	$361

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At	At
	June 30, 2021	December 31, 2020
Accrued vacation	$117	$56
Accrued wages and incentive	409	813
Accrued clinical & consulting	449	1,010
Accrued legal & patent	164	129
Accrued other expenses	52	20
Total accrued expenses	$1,191	$2,028

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

JJEI exercised its option to terminate the Company’s license, development, and commercialization agreement in April 2021. All rights to the kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted to Pulmatrix when the termination of the contract became effective on July 6, 2021. The Company intends to continue the development of PUR1800, with ongoing clinical and toxicology studies to support programs in acute exacerbation of chronic obstructive pulmonary disease (“AECOPD”) and other chronic airway diseases.

Accounting Treatment

Revenue associated with the combined research and development services for the Licensed Product and the irrevocable license to the Assigned Assets (as defined below) is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. During the six months ending June 30, 2021, the Company recognized $2,688 in revenue related to the license agreement and reimbursed expenses in the Company’s condensed consolidated statement of operations. As of June 30, 2021, $647 was recorded as deferred revenue resulting from the license agreement and $413 as deferred revenue resulting from deferred reimbursed expenses, all of which are current. The Company expects to recognize the deferred revenue according to costs incurred, through the termination date of the contract, which was July 6, 2021.

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

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement, the joint steering committee (“JSC”) will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and the Company. In any event, either the Company or Cipla may elect to terminate (a “Terminating Party”) its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at its fair market value. If both the Company and Cipla abandon the development program, the Company and Cipla shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary Indications. The Company and Cipla will equally share the proceeds.

The Company conducted a Type C meeting with the U.S. Food and Drug Administration (the “FDA”) on January 27, 2021, and, leveraging the insights gained from this meeting, now plan to commence the Phase 2b clinical study when the risks of study conduct presented by the ongoing COVID-19 pandemic is reduced to an acceptable level. The Phase 2b clinical study design includes a 16-week dosing regimen as well as an exploration of potential efficacy endpoints, whereas the terminated Phase 2 study comprised only a 4 week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the planned new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020.

On May 10, 2021, the Company sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Cipla has refused to approve the development plan and budget for the Phase 2b clinical study unless the Company accepts Cipla’s demands that the Company absorb a disproportionate amount of the costs and financial risks of the development plan. In the letter, the Company stated that Cipla had 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms.

Since the date of the Company’s letter to Cipla, the Company has received several correspondences from Cipla disputing that Cipla is in material breach of the Cipla Agreement and that the Company is entitled to terminate the Agreement. Accordingly, Cipla and the Company have initiated certain mandatory dispute resolution procedures under the Cipla Agreement, which remain ongoing. As of the date of this report, the Company has not terminated the Agreement and the Agreement remains in full force and effect. However, the Company intends to continue to seek Cipla’s reaffirmation of all of its obligations under the Cipla Agreement and, in the absence of such reaffirmation, to pursue all available remedies.

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

The Company received the $22,000 upfront payment in May 2019. During the six months ended June 30, 2021, the Company recognized $755 in revenue related to the research and development services and $189 in revenue for the irrevocable license to the Assigned Assets in the Company’s condensed consolidated statements of operations. The aggregate amount of the transaction price related to the Company’s unsatisfied performance obligations and at June 30, 2021 the Company recorded $7,397 in deferred revenue, $1,974 of which is current. The Company expects to recognize the deferred revenue according to costs incurred over the remaining research term.

7. Common Stock

2021

At-the-Market Offering

On May 26, 2021, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as the Company’s sales agent with respect to the issuance and sale of up to $20,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by the Company, HCW may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of this offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

There have been no sales of the Company’s common stock during the three months ended June 30, 2021 under the Sales Agreement.

On February 16, 2021, the Company closed on a registered direct offering with certain healthcare-focused institutional investors for the sale of 20,000,000 shares of its common stock for gross proceeds of $40,000, prior to deducting placement agent’s fees and other offering expenses. In connection with the offering, 1,300,000 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $2.50 per share. The fair value of the placement agent warrants was $1.57 per share. The shares of common stock were offered by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019, and declared effective by the SEC on March 15, 2019. After giving effect to approximately $2,921 of fees and expenses related to the sale, the Company recorded net proceeds of $37,079.

2020

In April 20, 2020, the Company sold 4,787,553 shares at $1.671 per share, pursuant to a securities purchase agreement, dated as of April 16, 2020, by and among the Company and certain institutional investors, for gross proceeds of approximately $8,000 prior to deducting fees and expenses of approximately $686. In a concurrent private placement, the Company issued warrants to purchase an aggregate of up to 4,787,553 shares of its common stock to investors with an exercise price of $1.55 per share and an expiration date of April 20, 2022. In addition, the Company issued warrants to purchase up to 311,191 shares of its common stock to the designees of the placement agent with an exercise price of $2.0888 per share and an expiration date of April 20, 2022. The investor and placement agent warrants have a fair value of approximately $0.64 and $0.54 per share, respectively.

Exercise of Warrants

2021

During the three months ended June 30, 2021, no warrants were exercised to purchase shares of common stock.

During the six months ended June 30, 2021, warrants to purchase 25,000 shares of common stock issued in July 2020, 100,000 shares of common stock issued in February 2019 and 18,965 shares of common stock issued in April 2019, were exercised for cash and the Company collected aggregate proceeds of $204.

2020

During the three months ended June 30, 2020, the Company issued 437,999 shares of common stock, upon exercise of warrants to purchase 524,353 shares of common stock. The Company collected proceeds of $536 upon the exercise of these warrants.

During the six months ended June 30, 2020, the Company issued 944,746 shares of common stock, upon exercise of warrants to purchase 1,147,184 shares of common stock. The Company collected proceeds of $775 upon the exercise of these warrants.

Exercise of Stock Options

During the three and six months ended June 30, 2021, no stock options were exercised.

During the three months ended June 30, 2020, stock options to buy 2,500 shares were exercised, and the Company collected proceeds of $3.

During the six months ended June 30, 2020, stock options to buy 22,497 shares were exercised, and the Company collected proceeds of $24.

8. Warrants

A rollforward of the common stock warrants outstanding at June 30, 2021 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	23,284,813	$3.41	3.3	$-
Warrants exercised	(143,965)	$1.42		-
Warrants issued	1,300,000	$2.50		-
Outstanding June 30, 2021	24,440,848	$3.37	2.9	$-

There were no warrants issued during the three months ended June 30, 2021. The estimated fair values of warrants granted during the six months ended June 30, 2021, and the three and six months ended June 30, 2020, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected life (years)	-	2	5	2
Risk-free interest rate	-	0.20%	0.57%	0.20%
Expected volatility	-	98.51%	105.77%	98.51%
Expected dividend yield	-	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the weighted average of the historical volatility for industry peers and our own volatility. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Period Ended June 30
Issue Date	Classification	Exercise Price	Expiration Date	2021	2020
February 16, 2021	Equity	$2.50	February 11, 2026	1,300,000	—
August 07, 2020	Equity	$1.80	July 14, 2025	1,814,815	—
August 07, 2020	Equity	$2.25	July 14, 2025	218,713	—
July 23, 2020	Equity	$1.80	July 14, 2025	1,550,000	—
July 13, 2020	Equity	$2.25	July 14, 2025	436,860	—
July 13, 2020	Equity	$1.80	July 14, 2025	6,695,926	—
April 20, 2020	Equity	$1.55	April 20, 2022	4,787,553	4,787,553
April 20, 2020	Equity	$2.0888	April 20, 2022	311,191	311,191
April 8, 2019	Equity	$1.35	April 8, 2024	1,317,812	11,692,518
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	797,334
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	110,922
February 12, 2019	Equity	$1.34	August 12, 2024	1,333,447	1,433,447
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	34,605
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	10,151
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	937,500
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	2,350,011
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	115,000
August 31, 2015	Equity	$118.00	August 31, 2020	—	3,000
June 15, 2015	Equity	$75.50	Five years after milestone achievement	319,008	319,008
Total Outstanding				24,440,848	22,902,240

9. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of June 30, 2021, the 2013 Plan provides for the grant of up to 5,865,254 shares of common stock, of which 1,859,348 shares remain available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of June 30, 2021, a total of 6,048 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Stock Options

During the three months ended June 30, 2021, the Company granted 64,000 options to employees and the fair value of the awards on the date of grant was $53. During the six months ended June 30, 2021, the Company granted 1,057,587 options to employees and directors and the fair value of the awards on the date of grant was $1,228.

During the three months ended June 30, 2020, the Company granted 105,000 options to employees, directors, or consultants and the fair value of the awards on the date of grant was $117. During the six months ended June 30, 2020, the Company granted 2,249,104 options to employees, directors and consultants and the fair value of the awards on the date of grant was $2,615. The options vest over four years and expire ten years from the grant date for all options awarded during both years.

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	2,899,837	$3.22	8.75	$60
Granted	1,057,587	$1.44
Forfeited or expired	(22,284)	$2.39
Outstanding - June 30, 2021	3,935,140	$2.75	8.58	$1
Exercisable - June 30, 2021	1,488,568	$4.87	8.02	$-

The estimated fair values of employee stock options granted during the three and six months ended June 30, 2021, and June 30, 2020, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contractual term	6.06	6.03	5.97	5.92
Risk-free interest rate	0.97%	0.45%	0.60%	1.62%
Expected volatility	106.11%	94.40%	104.89%	93.90%
Expected dividend yield	0%	0%	0%	0%

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

As of June 30, 2021, there was $2,687 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.8 years. The following table presents total share-based compensation expense for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Research and development	$55	$49	$111	$96
General and administrative	244	217	516	513
Total share-based compensation expense	$299	$266	$627	$609

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of June 30, 2021, we had aggregate commitments to pay approximately $933 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

The components of lease expense for the Company as of June 30, 2021, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease Cost:
Fixed lease cost	$259	$228	$518	$391
Variable lease cost	96	99	222	218
Total lease cost	$355	$327	$740	$609

Maturities of lease liabilities due under these lease agreements as of June 30, 2021 are as follows:

Operating Leases
Maturity of lease liabilities:
2021	$597
2022 (half year)	615
Total lease payments	1,212
Less: interest	(28)
Total lease liabilities	$1,184

11. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2021 and 2020, respectively, resulted in net losses attributable to common shareholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share. The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of June 30,
	2021	2020

Options to purchase common stock	3,935,140	2,980,432
Warrants to purchase common stock	22,440,848	22,902,240
Total	26,375,988	25,882,672

12. Subsequent Events

During July, 2021, the Company granted 34,900 stock options to employees and 30,000 stock options to a director.

The Company has evaluated its events subsequent to June 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that, other than what was disclosed above, it does not have any subsequent events to disclose in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021, and amended on March 26, 2021 and May 14, 2021. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

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

We conducted a Type C meeting with the U.S. Food and Drug Administration (the “FDA”) on January 27, 2021 and leveraging the insights gained from this meeting, now plan to commence the Phase 2b clinical study when the risks of study conduct presented by the ongoing COVID-19 pandemic are reduced to an acceptable level. The Phase 2b clinical study design includes a 16-week dosing regimen as well as an exploration of potential efficacy endpoints, whereas the terminated Phase 2 study comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the planned new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020.

On May 10, 2021, we sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Cipla has refused to approve the development plan and budget for the Phase 2b clinical study unless we accept Cipla’s demands that we absorb a disproportionate amount of the costs and financial risks of the development plan. In the letter we stated that Cipla had 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms.

Since the date of our letter to Cipla, we have received several correspondences from Cipla disputing that Cipla is in material breach of the Cipla Agreement and that we are entitled to terminate the Agreement. Accordingly, Cipla and we have initiated certain mandatory dispute resolution procedures under the Cipla Agreement, which remain ongoing. As of the date of this report, we have not terminated the Agreement and the Agreement remains in full force and effect. However, we intend to continue to seek Cipla’s reaffirmation of all of its obligations under the Cipla Agreement and, in the absence of such reaffirmation, to pursue all available remedies.

PUR1800

On December 26, 2019, Pulmatrix entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with and Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). Under the JJEI License Agreement, the Company has granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds and (2) an exclusive, worldwide, royalty bearing license to PUR1800. In April 2021, JJEI exercised their option to terminate the Company’s license, development and commercialization agreement. All rights to the in-licensed kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted to Pulmatrix upon the effective date of the termination, which was July 6, 2021. We are continuing the development of PUR1800, with ongoing clinical and toxicology studies to support programs in AECOPD and other chronic airway diseases.

As of the filing of this Quarterly Report, 18 patients have been dosed in a fully enrolled Phase 1b safety, tolerability and biomarker study targeting approximately 12 patients completing the study. Study subjects have stable moderate-severe chronic obstructive pulmonary disease (“COPD”). The Phase 1b study is a randomized, three-way crossover double-blind study with 14 days of daily dosing with placebo and one of two doses of PUR1800, and a 28 day follow up period between each crossover.

The Ph1b study is being conducted at the Medicines Evaluation Unit in Manchester United Kingdom (“UK”), where the UK vaccination rollout included 3 months between the first and second vaccination. This slowed the Ph1b enrollment rate during the first half of 2021. With many potential study subjects having completed their second vaccination, the Ph1b enrollment rate has accelerated, and top line data is expected in Q1 of 2022.

The toxicology studies for rats and dogs, with durations of 6 and 9 months respectively, are complete. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with little to no progression of findings from 28-day studies. This indicates potential for chronic dosing of PUR1800, enabling Pulmatrix to explore PUR1800 therapy for chronic respiratory disease such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of acute exacerbation of AECOPD, these positive toxicology study results could expand potential indications and value of the program.

PUR3100

Nonclinical pharmacokinetic (“PK”) and good laboratory practices (“GLP”) toxicology studies are underway to support a planned Ph1/Ph2 study. Pulmatrix intends to dose the first patients in a Ph1/ Ph2 study in Q1 2022 with data anticipated in Q4 2022.

Financial Overview

Revenues

To date, we have not generated any product sales. The 2021 revenue was generated by the collaboration agreement and license agreement with Cipla on our Pulmazole program, the JJEI License Agreement for our PUR1800 kinase inhibitor, and immaterial royalties recorded from the Sensory Cloud agreement. In April, 2021, JJEI notified us that JJEI was exercising its option to terminate the Company’s license, development, and commercialization agreement. The agreement remained in effect until the termination date of July 6, 2021 and all revenues pursuant to the agreement will be recognized as of that date. We do not expect to receive any further revenue under the Cipla Agreement from the non-refundable upfront payment until the ongoing contractual dispute with Cipla has been resolved.

For more discussion on the collaboration or licensing agreements, please see Note 5 of the condensed consolidated financial statements in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2021 and amended on March 26, 2021 and May 14, 2021.

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

In this Form 10-Q, in Part I, Item 1, Note 2, “Summary of Significant Accounting Policies and Recent Accounting Standards” and in the 2020 Form 10-K filed with the SEC on March 23, 2021 and amended on March 26, 2021 and May 14, 2021, both the Notes to the condensed consolidated Financial Statements in Part II, Item 8, and the “Critical Accounting Policies” in Part II, Item 7 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K filed on March 23, 2021 and amended on March 26, 2021 and May 14, 2021.

Results of Operations

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Three Months Ended
	June 30,
	2021	2020	Change
Revenues	$2,254	$3,500	$(1,246)
Operating expenses
Research and development	4,541	3,184	1,357
General and administrative	1,562	1,490	72
Total operating expenses	6,103	4,674	1,429
Loss from operations	(3,849)	(1,174)	(2,675)
Other income (expense)
Interest income	2	13	(11)
Other expense, net	(5)	(9)	4
Net loss	$(3,852)	$(1,170)	$(2,682)

Revenue — For the three months ended June 30, 2021, $2.2 million was recorded in revenue which was primarily comprised of $0.3 million and $1.9 million, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively. For the three months ended June 30, 2020, $3.5 million was recorded in revenue which was comprised of $1.8 million and $1.7 million, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively.

Research and development expenses — For the three months ended June 30, 2021, research and development expense was $4.5 million compared to $3.2 million for the three months ended June 30, 2020, an increase of $1.3 million. The increase was primarily due to increased spend of $1.6 million on the PUR3100 project due to preclinical and manufacturing costs partially offset by decreased spend of $0.3 million on the Pulmazole clinical trial due to its Covid-19 related termination in 2020.

General and administrative expenses — General and administrative expenses were $1.6 million for the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020, an increase of $0.1 million. The increase was primarily due to increased legal, patent, and public company costs partially offset by decreased employment costs.

Six months ended June 30, 2021 Compared with Six Months Ended June 30, 2020

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Six Months Ended
	June 30,
	2021	2020	Change
Revenues	$3,644	$6,262	$(2,618)
Operating expenses
Research and development	8,397	8,471	(74)
General and administrative	3,181	3,702	(521)
Total operating expenses	11,578	12,173	(595)
Loss from operations	(7,934)	(5,911)	(2,023)
Other income (expense)
Interest income	5	65	(60)
Other expense, net	(27)	(10)	(17)
Net loss	$(7,956)	$(5,856)	$(2,100)

Revenue — For the six months ended June 30, 2021, $3.6 million was recorded in revenue which was comprised of $0.9 million and $2.7 million, which were primarily the result of the collaboration and licensing agreements with Cipla and JJEI, respectively. For the six months ended June 30, 2020, $6.3 million was recorded in revenue which was comprised of $3.9 million and $2.4 million respectively, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively.

Research and development expenses — For the six months ended June 30, 2021 research and development expense was $8.4 million compared to $8.5 million for the six months ended June 30, 2020, a decrease of $0.1 million. The decrease was primarily due to decreased spend of $1.2 million on the PUR1800 project due primarily to decreased manufacturing costs, $1.2 million on the Phase 2 Pulmazole clinical trial due to its Covid-19 related termination in 2020, which is partially offset by increased spend of $2.3 million on pre-clinical and manufacturing costs related to our PUR3100 program.

General and administrative expenses — General and administrative expenses were $3.2 million for the six months ended June 30, 2021, compared to $3.7 million for the six months ended June 30, 2020, a decrease of $0.5 million. The decrease was primarily due to decreased employment and consulting costs of $0.4 million and $0.1 million, respectively.

Liquidity and Capital Resources

Through June 30, 2021, we have incurred an accumulated deficit of $242.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans and collaboration and license agreements. Our total cash and cash equivalents balance as of June 30, 2021 was $56.9 million.

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

We expect that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

In May 2021, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account.

HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement.

There have been no sales of our common stock during the three months ended June 30, 2021 under the Sales Agreement.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(12,019)	$(4,200)
Net cash used in investing activities	(18)	(98)
Net cash provided by financing activities	37,283	8,113
Net increase in cash and cash equivalents	$25,246	$3,815

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $12.0 million, which was primarily the result of a net loss of $8.0 million partially offset by $1.2 million in net non-cash adjustments, and $5.2 million in cash outflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $0.6 million of share-based compensation expense, $0.5 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to decreases of $1.9 million in deferred revenue, $1.7 million in accounts receivable, $0.8 million in accrued expenses, $0.8 million in prepaid expenses and other current assets, and $0.5 million in operating lease liability, partially offset by an increase of $0.5 million in accounts payable inflows.

Net cash used in operating activities for the six months ended June 30, 2020 was $4.2 million which was primarily the result of a net loss of $5.9 million offset by $1.1 million of net non-cash adjustments and 0.6 million in cash inflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $0.6 million of share-based compensation expense, $0.1 million of depreciation expense and $0.4 million of amortization of operating lease right-of-use asset. The net cash inflows associated with changes in operating assets and liabilities were primarily due to increases of $6.9 million in accounts receivable and $0.9 million in accrued expenses partially offset by decreases of $5.9 million in deferred revenue, $.7 million in prepaid expenses and other current assets and $0.3 million in accounts payable and $0.3 million of operating lease liability.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and June 30, 2020 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021, was $37.3 million as compared to $8.1 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 were the result of the issuance of common stock of $37.1 million from a registered direct offering, and warrant exercises of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2020 resulted from the issuance of common stock, net of issuance costs, of $7.3 million which was as a result of a registered direct offering to certain investors and $0.8 million from warrant and stock option exercises.

Financings

2021

On May 26, 2021, we entered into the Sales Agreement with respect to the issuance and sale of up to $20,000,000 of our common stock from time to time in an at-the-market public offering. There have been no sales of the Company’s common stock during the three months ended June 30, 2021 under the Sales Agreement.

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

In addition to the registered direct offering, during the six months ended June 30, 2021, warrants issued in 2019 and 2020 were exercised on a cash basis to purchase 143,965 shares of our common stock. We issued 143,965 shares of our common stock and recorded approximately $0.2 million.

26

2020

During the six months ended June 30, 2020, we issued and sold in a registered direct offering (“Offering”) an aggregate of 4,787,553 shares of our common stock at $1.671 per share, for gross proceeds of approximately $8.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement, we issued to the Purchasers, for each share of common stock purchased in the Offering, a warrant to purchase one share of common stock. The warrants have an exercise price of $1.55 per share and are exercisable to purchase an aggregate of up to 4,787,553 shares of common stock. In addition, we issued to the placement agent for the Offering warrants to purchase 311,191 shares of common stock at an exercise price of $2.0888 per share. Both the common warrants and the placement agent warrants are exercisable immediately upon issuance and terminate on April 20, 2022. The common shares, common warrants, and placement agent warrants were all offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective by the SEC on March 15, 2019.

In addition to the registered direct offering, during the six months ended June 30, 2020, we issued 944,746 shares of common stock, upon exercise of warrants to purchase 1,147,184 shares of common stock and collected proceeds of $775.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 23, 2021, and amended on March 26, 2021 and May 14, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

On May 10, 2021, we sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Cipla has refused to approve the development plan and budget for the Phase 2b clinical study unless we accept Cipla’s demands that we absorb a disproportionate amount of the costs and financial risks of the development plan. In the letter we stated that Cipla had 30 days from the date of the letter to reaffirm that it will perform the Cipla Agreement in accordance with its terms.

Since the date of our letter to Cipla, we have received several correspondences from Cipla disputing that Cipla is in material breach of the Cipla Agreement and that we are entitled to terminate the Agreement. Accordingly, Cipla and we have initiated certain mandatory dispute resolution procedures under the Cipla Agreement, which remain ongoing. As of the date of this report, we have not terminated the Agreement and the Agreement remains in full force and effect. However, we intend to continue to seek Cipla’s reaffirmation of all of its obligations under the Cipla Agreement and, in the absence of such reaffirmation, to pursue all available remedies.

Cipla may continue to disagree with our assertion that it is in breach of the Cipla Agreement, which may force us to arbitrate our contractual right to terminate the Cipla Agreement for Cipla’s breach. We cannot predict the outcome of any arbitration proceeding and an arbitration panel may not agree that we are entitled to terminate the Cipla Agreement for Cipla’s material breach. We expect that any arbitration proceeding against Cipla will be costly, time consuming and may distract management’s attention from the development of other drug candidates.

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

The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

In July of 2019, we initiated a Phase 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. To date, five subjects have completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol in order to improve enrollment. Also, on January 28, 2020 the FDA granted Fast Track designation to Pulmazole. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole study due to issues associated with COVID-19. In July 2020, we terminated our Phase 2 clinical study for Pulmazole as a result of the disruptions and safety concerns caused by the COVID-19 pandemic. In January 2021, we completed a Type C Meeting with the FDA for the further clinical development of Pulmazole. Based on the feedback received, we intend to initiate a Phase 2b clinical study of Pulmazole in ABPA in Q1 2022. Actual study start will be determined upon Cipla and Pulmatrix joint steering committee approval of final budget and assessment of COVID-19 impact on patient safety and study operations. To date, Cipla has refused to approve the budget and development plan for the Phase 2b clinical study unless we accept Cipla’s demands that we absorb a disproportionate amount of the costs and financial risks of the development plan. On May 10, 2021, we sent a letter to Cipla notifying Cipla that it is in material breach of our development and commercialization agreement due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Since the date of our letter to Cipla, we have received several correspondences from Cipla disputing that Cipla is in material breach of the Cipla Agreement and that we are entitled to terminate the Agreement. Accordingly, Cipla and we have initiated certain mandatory dispute resolution procedures under the Cipla Agreement, which remain ongoing. As of the date of this report, we have not terminated the Agreement and the Agreement remains in full force and effect. However, we intend to continue to seek Cipla’s reaffirmation of all of its obligations under the Cipla Agreement and, in the absence of such reaffirmation, to pursue our all available remedies.

Separately, in February 2021, we initiated a Phase 1b study of PUR1800 in patients with stable COPD. As of the filing date of this Quarterly Report, we successfully dosed 18 patients with PUR1800. The Phase 1b study data is anticipated in the first quarter 2022. The COVID-19 pandemic could delay this date or impact enrollment generally to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 10, 2021	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Michelle S. Siegert.
Michelle S. Siegert.
Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

1.1	At The Market Offering Agreement, dated May 26, 2021, by and between Pulmatrix, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed with the Securities and Exchange commission on May 26, 2021).

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3

Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

