Form 10-Q
period 2021-09-30
Pulmatrix, Inc.
filed 2021-11-10
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, the registrant had 56,249,062 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	At September 30,	At December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,491	$31,657
Accounts receivable	9	84
Prepaid expenses and other current assets	938	797
Total current assets	54,438	32,538
Property and equipment, net	345	361
Operating lease right-of-use asset	761	1,489
Long-term restricted cash	204	204
Goodwill	-	3,577
Total assets	$55,748	$38,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$875	$925
Accrued expenses	1,385	2,028
Operating lease liability	898	1,135
Deferred revenue	1,974	4,166
Total current liabilities	5,132	8,254
Deferred revenue, net of current portion	5,423	6,168
Operating lease liability, net of current portion	-	608
Total liabilities	10,555	15,030
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 authorized and 0 issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 56,249,062 and 36,105,097 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	6	4
Additional paid-in capital	295,796	257,604
Accumulated deficit	(250,609)	(234,469)
Total stockholders’ equity	45,193	23,139
Total liabilities and stockholders’ equity	$55,748	$38,169

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,069	$4,372	$4,713	$10,634
Operating expenses:
Research and development	4,026	3,873	12,423	12,344
General and administrative	1,656	1,776	4,837	5,478
Goodwill impairment	3,577	-	3,577	-
Total operating expenses	9,259	5,649	20,837	17,822
Loss from operations	(8,190)	(1,277)	(16,124)	(7,188)
Other income (expense):
Interest income	1	13	6	78
Warrant inducement expense	-	(9,289)	-	(9,289)
Other income (expense), net	5	-	(22)	(10)
Net loss	$(8,184)	$(10,553)	$(16,140)	$(16,409)
Net loss per share attributable to common stockholders-basic and diluted	$(0.15)	$(0.31)	$(0.30)	$(0.62)
Weighted average shares of common stock used to compute basic and diluted net loss per share	56,249,062	33,924,499	53,081,963	26,284,826

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2021 and 2020

(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — January 1, 2021	36,105,097	$4	$257,604	(234,469)	23,139
Issuance of common stock, net of issuance costs	20,000,000	2	37,077	-	37,079
Exercise of warrants	143,965	-	204	-	204
Share-based compensation	-	-	328	-	328
Net loss	-	-	-	(4,104)	(4,104)
Balance — March 31, 2021	56,249,062	6	295,213	(238,573)	56,646

Share-based compensation	-	-	299	-	299
Net loss	-	-	-	(3,852)	(3,852)
Balance — June 30, 2021	56,249,062	6	295,512	(242,425)	53,093

Share-based compensation	-	-	284	-	284
Net loss	-	-	-	(8,184)	(8,184)
Balance —September 30, 2021	56,249,062	$6	$295,796	$(250,609)	$45,193

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance — January 1, 2020	19,994,560	$2	$226,178	$(215,161)	$11,019
Exercise of pre-funded warrants	300,000	-	-	-	-
Exercise of common stock options	19,997	-	21	-	21
Exercise of warrants	206,747	-	239	-	239
Share-based compensation	-	-	343	-	343
Net loss	-	-	-	(4,686)	(4,686)
Balance — March 31, 2020	20,521,304	2	226,781	(219,847)	6,936

Issuance of common stock, net of issuance costs	4,787,553	1	7,313	-	7,314
Exercise of common stock options	2,500	-	3	-	3
Exercise of warrants	437,999	-	536	-	536
Share-based compensation	-	-	266	-	266
Net loss	-	-	-	(1,170)	(1,170)
Balance — June 30, 2020	25,749,356	3	234,899	(221,017)	13,885

Exercise of warrants, net of issuance costs	8,658,127	-	10,576	-	10,576
Warrant inducement expense	-	-	9,289	-	9,289
Share-based compensation	-	-	303	-	303
Net loss	-	-	-	(10,553)	(10,553)
Balance — September 30, 2020	34,407,483	$3	$255,067	$(231,570)	$23,500

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,140)	$(16,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	157
Amortization of operating lease right-of-use asset	728	593
Share-based compensation	911	912
Impairment of goodwill	3,577	-
Warrant inducement expense	-	9,289
Changes in operating assets and liabilities:
Accounts receivable	75	5,983
Prepaid expenses and other current assets	(141)	(617)
Accounts payable	(50)	9
Accrued expenses	(643)	(125)
Operating lease liability	(845)	(467)
Deferred revenue	(2,937)	(9,040)
Net cash (used in)/provided by operating activities	(15,331)	(9,715)
Cash flows from investing activities:
Purchases of property and equipment	(118)	(198)
Net cash used in investing activities	(118)	(198)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37,079	7,314
Proceeds from exercise of common stock options	-	24
Proceeds from exercise of common stock warrants, net of issuance costs	204	11,351
Proceeds from exercise of common stock warrants, shares to be issued	-	2,292
Proceeds from Paycheck Protection Program loan	-	617
Repayment of Paycheck Protection Program loan	-	(617)
Net cash provided by financing activities	37,283	20,981
Net increase in cash, cash equivalents and restricted cash	21,834	11,068
Cash, cash equivalents and restricted cash — beginning of period	31,861	23,644
Cash, cash equivalents and restricted cash — end of period	$53,695	$34,712

Supplemental disclosures of non-cash investing and financing information:
Fixed asset purchases in accounts payable	$-	$21

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

2. Summary of Significant Accounting Policies and Recent Accounting Standard

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021, and amended on March 26, 2021 and May 14, 2021 (the “Annual Report”). In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2020, which are included in the Annual Report.

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

	Nine months ended
	September 30, 2021
	2021	2020
Cash and cash equivalents	$53,491	$34,508
Restricted cash	204	204
Total cash, cash equivalents and restricted cash	$53,695	$34,712

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

During the three months ended September 30, 2021, our principal source of revenue was income that resulted from the JJEI License Agreement, and immaterial royalties from the Sensory Cloud Agreement.

During the nine months ended September 30, 2021, our principal source of revenue was income that resulted from the JJEI License Agreement and the Cipla Agreement described in Note 6, and immaterial royalties from the Sensory Cloud Agreement.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value. The impact of the novel coronavirus (“COVID-19”) pandemic was considered in the Company’s qualitative assessment. Given the Company’s common stock value decline during the nine months ended September 30, 2021, and based on the quantitative assessment, the Company determined that goodwill was impaired as of September 30, 2021, and a full impairment charge of $3,577 was recorded.

Recently Issued Accounting Pronouncements

There have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	At	At
	September 30, 2021	December 31, 2020
Prepaid Insurance	$474	$276
Prepaid Clinical Trials	43	317
Prepaid Other	283	130
Deferred Operating Costs	-	74
Deferred Offering Costs	138	-
Total prepaid and other current assets	$938	$797

4. Property and Equipment, Net

Property and equipment consisted of the following:

	At	At
	September 30, 2021	December 31, 2020
Laboratory equipment	$1,828	$1,702
Computer equipment	304	302
Office furniture and equipment	217	217
Leasehold improvements	602	596
Capital in progress	-	25
Total property and equipment	2,951	2,842
Less accumulated depreciation and amortization	(2,606)	(2,481)
Property and equipment, net	$345	$361

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	At	At
	September 30, 2021	December 31, 2020
Accrued vacation	$103	$56
Accrued wages and incentive	692	813
Accrued clinical & consulting	435	1,010
Accrued legal & patent	114	129
Accrued other expenses	41	20
Total accrued expenses	$1,385	$2,028

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

Accounting Treatment

Revenue associated with the combined research and development services for the Licensed Product and the irrevocable license to the Assigned Assets (as defined below) is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. During the three months ended September 30, 2021, the Company recognized $647 in revenue related to the license agreement and $413 in revenue related to reimbursed expenses in the Company’s condensed consolidated statement of operations. During the nine months ended September 30, 2021, the Company recognized $1,993 in revenue related to the license agreement and $1,755 in revenue related to reimbursed expenses in the Company’s condensed consolidated statement of operations. On July 6, 2021, all deferred revenue associated with the JJEI License Agreement was recognized.

Collaborations - Development and Commercialization Agreement with Cipla Technologies LLC (“Cipla”)

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

The Company received a non-refundable upfront payment of $22,000 (the “Upfront Payment”) under the Cipla Agreement. Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to Pulmonary Indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE technology.

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement or certain development milestones are not achieved within a specified timeframe discussed in greater detail below, the joint steering committee (“JSC”) will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and the Company. In such events, the parties are not obligated to follow the recommendation of the JSC and, either party may elect to terminate (a “Terminating Party”) its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at its fair market value. If both the Company and Cipla abandon the development program, the Company and Cipla shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary Indications. The Company and Cipla will equally share the proceeds.

The Company conducted a Type C meeting with the U.S. Food and Drug Administration (the “FDA”) on January 27, 2021, and, leveraging the insights gained from this meeting, had planned to commence the Phase 2b clinical study when the risks of study conduct presented by the ongoing COVID-19 pandemic were reduced to an acceptable level. The Phase 2b clinical study design includes a 16-week dosing regimen as well as an exploration of potential efficacy endpoints, whereas the terminated Phase 2 study comprised only a 4 week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020.

On May 10, 2021, the Company sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Due to the ongoing dispute with Cipla, development activities related to the Pulmazole program have been paused.

On November 8, 2021, the Company and Cipla entered into an amendment (the “Amendment”) to the Cipla Agreement, which modifies certain provisions of the Cipla Agreement and resolves the current dispute between Cipla and the Company regarding each party’s respective performance of the Cipla Agreement. Pursuant to the Amendment, among other things, (i) all development and commercialization activities with respect to the Product in India, South Africa, Sri Lanka, Nepal, Iran, Yemen, Myanmar and Algeria (such countries, the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, (ii) Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, the Company will become entitled to a royalty equal to 2% of net sales in the Cipla Territory, and (iii) following the depletion of development funding initially set aside for the development of the Product by the Company, the Company and Cipla will each be responsible for 60% and 40%, respectively, of the Company’s overhead costs and the time spent by the Company’s employees and consultants on development of the Product (“Direct Costs”), provided, that Cipla will reimburse the Company an amount equal to 10% of aggregate Direct Costs upon the achievement of certain development milestones set forth in the table below. Cipla and the Company will continue to share all other development costs that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

The Phase 2b study is expected to start in Q1 2023 with top-line data expected in mid 2024. In addition, if any development milestone is not met by the date that is 9 months after the applicable deadline for achieving such development milestone, either party may elect to terminate its obligation to fund additional development costs, in which case either (i) the non-Terminating Party can acquire the rights of the Terminating Party for fair market value or (ii) the parties will monetize the Product. The table below sets forth the development milestones.

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b Clinical Study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to JSC	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 Clinical Study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

PDUFA	To be proposed by JSC

The Amendment also contains a mutual release of alleged breaches of the Cipla Agreement that may have occurred prior to the date of the Amendment.

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

The Company received the $22,000 upfront payment in May 2019. No revenue was recognized during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company recognized $755 in revenue related to the research and development services and $189 in revenue for the irrevocable license to the Assigned Assets in the Company’s condensed consolidated statements of operations.

Due to the ongoing dispute with Cipla, activities related to the Pulmazole program were paused and no deferred revenue has been recognized as revenue during the three months ended September 30, 2021. The aggregate amount of the transaction price related to the Company’s unsatisfied performance obligations, and on September 30, 2021, the Company recorded $7,397 in deferred revenue, $1,974 of which is current. The Company expects to recognize the deferred revenue according to costs incurred over the remaining research term.

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

There have been no sales of the Company’s common stock during the nine months ended September 30, 2021 under the Sales Agreement.

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

Exercise of Warrants

2021

During the three months ended September 30, 2021, no warrants were exercised to purchase shares of common stock.

During the nine months ended September 30, 2021, warrants to purchase 25,000 shares of common stock issued in July 2020, 100,000 shares of common stock issued in February 2019 and 18,965 shares of common stock issued in April 2019, were exercised for cash and the Company collected aggregate proceeds of $204.

2020

During the three months ended September 30, 2020, the Company issued 8,658,127 shares of common stock upon the exercise of 10,355,741 common stock warrants. The Company collected net proceeds of $12,868 which includes proceeds of $2,292 related to 1,697,614 shares of common stock held in abeyance and recorded as a common stock payable in the accompanying condensed consolidated balance sheet as of September 30, 2020.

During the nine months ended September 30, 2020 the Company issued 9,302,873 and 300,000 shares of common stock upon exercise of 11,202,925 warrants and 300,000 pre-funded warrants respectively. The Company collected net proceeds of $13,643 which includes proceeds of $2,292 related to 1,697,614 shares of common stock held in abeyance and recorded as a common stock payable in the accompanying condensed consolidated balance sheet as of September 30, 2020.

Exercise of Stock Options

During the three and nine months ended September 30, 2021, no stock options were exercised.

During the three months ended September 30, 2020, no stock options were exercised.

During the nine months ended September 30, 2020, stock options to buy 22,497 shares were exercised, and the Company collected proceeds of $24.

8. Warrants

A rollforward of the common stock warrants outstanding at September 30, 2021 is as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	23,284,813	$3.41	3.3	$-
Warrants exercised	(143,965)	$1.42
Warrants issued	1,300,000	$2.50
Outstanding September 30, 2021	24,440,848	$3.37	2.7	$-

There were no warrants issued during the three months ended September 30, 2021. The estimated fair values of warrants granted during the nine months ended September 30, 2021, and the three and nine months ended September 30, 2020, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Contractual term (years)	-	5	5	4
Risk-free interest rate	-	0.28%	0.57%	0.26%
Expected volatility	-	99.0%	105.8%	98.8%
Expected dividend yield	-	0%	0%	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the weighted average of the historical volatility for industry peers and our own volatility. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the Period Ended September 30
Issue Date	Classification	Exercise Price	Expiration Date	2021	2020
February 16, 2021	Equity	$2.50	February 11, 2026	1,300,000	—
August 07, 2020	Equity	$1.80	July 14, 2025	1,814,815	1,814,815
August 07, 2020	Equity	$2.25	July 14, 2025	218,713	218,713
July 23, 2020	Equity	$1.80	July 14, 2025	1,550,000	1,550,000
July 13, 2020	Equity	$2.25	July 14, 2025	436,860	436,860
July 13, 2020	Equity	$1.80	July 14, 2025	6,695,926	6,720,926
April 20, 2020	Equity	$1.55	April 20, 2022	4,787,553	4,787,553
April 20, 2020	Equity	$2.0888	April 20, 2022	311,191	311,191
April 8, 2019	Equity	$1.35	April 8, 2024	1,317,812	1,336,777
April 8, 2019	Equity	$1.6875	April 3, 2024	797,334	797,334
February 12, 2019	Equity	$1.8313	February 7, 2024	110,922	110,922
February 12, 2019	Equity	$1.34	August 12, 2024	1,333,447	1,433,447
February 04, 2019	Equity	$2.125	January 30, 2024	34,605	34,605
January 31, 2019	Equity	$2.125	January 26, 2024	10,151	10,151
December 3, 2018	Equity	$3.90	June 3, 2024	937,500	937,500
April 3, 2018	Equity	$7.50	April 3, 2023	2,350,011	2,350,011
April 4, 2018	Equity	$7.50	April 4, 2023	115,000	115,000
June 15, 2015	Equity	$75.50	Five years after milestone achievement	319,008	319,008

Total Outstanding				24,440,848	23,284,813

9. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of September 30, 2021, the 2013 Plan provides for the grant of up to 5,865,254 shares of common stock, of which 1,901,869 shares remain available for future grant.

In addition, the Company has two legacy plans: The Pulmatrix Operating’s 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and Pulmatrix Operating’s 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”). As of September 30, 2021, a total of 1,304 shares of common stock may be delivered under options outstanding under the Original 2013 Plan and the 2003 Plan, however no additional awards may be granted under the Original 2013 Plan or the 2003 Plan.

Stock Options

During the three months ended September 30, 2021, the Company granted 70,500 options to employees and the fair value of the awards on the date of grant was $51. During the nine months ended September 30, 2021, the Company granted 1,128,087 options to employees and directors and the fair value of the awards on the date of grant was $1,278.

During the three months ended September 30, 2020, the Company granted 16,400 options to employees and the fair value of the awards on the date of grant was $20. During the nine months ended September 30, 2020, the Company granted 2,265,504 options to employees, directors and consultants and the fair value of the awards on the date of grant was $2,634. The options vest over four years and expire ten years from the grant date for all options awarded during both years.

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	2,899,837	$3.22	8.75	$60
Granted	1,128,087	$1.41
Forfeited or expired	(140,049)	$4.22
Outstanding - September 30, 2021	3,887,875	$2.66	8.36	$-
Exercisable - September 30, 2021	1,675,671	$4.26	7.91	$-

The estimated fair values of employee stock options granted during the three and nine months ended September 30, 2021, and September 30, 2020, were determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected option life (years)	6.07	6.03	5.98	5.92
Risk-free interest rate	0.94%	0.40%	0.62%	1.61%
Expected volatility	106.04%	94.41%	104.96%	93.91%
Expected dividend yield	0%	0%	0%	0%

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

As of September 30, 2021, there was $2,414 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.58 years. The following table presents total share-based compensation expense for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Research and development	$53	$46	$164	$142
General and administrative	231	257	747	770
Total share-based compensation expense	$284	$303	$911	$912

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of September 30, 2021, the Company had aggregate commitments to pay approximately $256 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

The components of lease expense for the Company as of September 30, 2021, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease Cost:
Fixed lease cost	$259	$259	$777	$650
Variable lease cost	97	99	319	317
Total lease cost	$356	$358	$1,096	$967

Maturities of lease liabilities due under these lease agreements as of September 30, 2021 are as follows:

Operating Leases
Maturity of lease liabilities:
2021 (excluding the nine months ended September 30, 2021)	$299
2022 (half year)	615
Total lease payments	914
Less: interest	(16)
Total lease liabilities	$898

11. Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2021 and 2020, respectively, resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted net loss per share. The following potentially dilutive securities outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive.

	As of September 30,
	2021	2020

Options to purchase common stock	3,887,875	2,879,231
Warrants to purchase common stock	24,440,848	23,284,813
Total	28,328,723	26,164,044

12. Subsequent Events

On November 8, 2021, the Company entered into an amendment to the Cipla Agreement which modifies certain provisions of the Cipla Agreement and resolves the current dispute between the Company and Cipla as further discussed in Note 6.

On October 14, 2021, the Company granted 32,800 stock options to employees.

On October 5, 2021, an extension to the Company’s operating lease for office and lab space was signed between the Company and 99 Hayden LLC. The 6th amendment to the original lease executed on May 31, 2007 has a base rent of $1,725 from July 2022 to June 2023 and will expire on June 30, 2023.

The Company has evaluated its events subsequent to September 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that, other than what was disclosed above, it does not have any subsequent events to disclose in these condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the novel coronavirus (“COVID-19”) on the Company’s ongoing and planned clinical trials;

●	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to regain and maintain compliance with the NASDAQ Capital Market’s listing standards;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	resume Pulmazole clinical trials focused on the development of an inhaled anti-fungal therapy to prevent and treat allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF;

●	continue ongoing clinical and non-clinical trials for PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD;

●	initiate and complete non-clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) to support planned Ph1 and Ph2 clinical studies for the treatment of acute migraine;

●	seek regulatory approval for our product candidates;

●	capitalize on our proprietary iSPERSE technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases with significant unmet medical needs;

●	invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights and

●	hire personnel to support our product development, commercialization, and administrative efforts

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

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement or certain development milestones are not achieved within a specified timeframe discussed in greater detail below, the joint steering committee (“JSC”) will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and us. In such events, the parties are not obligated to follow the recommendation of the JSC and, either party may elect to terminate (a “Terminating Party”) its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at its fair market value. If both Cipla and we abandon the development program, Cipla and we shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary Indications. Cipla and we will equally share the proceeds.

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

We conducted a Type C meeting with the U.S. Food and Drug Administration (the “FDA”) on January 27, 2021 and leveraging the insights gained from this meeting, had planned to commence the Phase 2b clinical study when the risks of study conduct presented by the ongoing COVID-19 pandemic were reduced to an acceptable level. The Phase 2b clinical study design includes a 16-week dosing regimen as well as an exploration of potential efficacy endpoints, whereas the terminated Phase 2 study comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020.

On May 10, 2021, we sent a letter to Cipla notifying Cipla that it is in material breach of the Cipla Agreement due to Cipla’s anticipatory breach of its obligation under the Cipla Agreement to fund 50% of the development costs for Pulmazole in accordance with the terms of the Cipla Agreement. Due to the ongoing dispute with Cipla, development activities related to the Pulmazole program have been paused.

On November 8, 2021, we entered into an amendment with Cipla (the “Amendment”) to the Cipla Agreement, which modifies certain provisions of the Cipla Agreement and resolves the current dispute between us and Cipla regarding each party’s respective performance of the Cipla Agreement. Pursuant to the Amendment, among other things, (i) all development and commercialization activities with respect to the Product in India, South Africa, Sri Lanka, Nepal, Iran, Yemen, Myanmar and Algeria (such countries, the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, (ii) Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory, and (iii) following the depletion of development funding we initially set aside for the development of the Product, we and Cipla will each be responsible for 60% and 40%, respectively, of our overhead costs and the time spent by our employees and consultants on development of the Product (“Direct Costs”), provided, that Cipla will reimburse us an amount equal to 10% of aggregate Direct Costs upon the achievement of certain development milestones set forth in the table below. We will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

The Phase 2b study is expected to start in Q1 2023 with top-line data expected in mid 2024. In addition, if any development milestone is not met by the date that is 9 months after the applicable deadline for achieving such development milestone, either party may elect to terminate its obligation to fund additional development costs, in which case either (i) the non-Terminating Party can acquire the rights of the Terminating Party for fair market value or (ii) the parties will monetize the Product. The table below sets forth the development milestones.

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b Clinical Study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the Joint Steering Committee (“JSC”).	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 Clinical Study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

PDUFA	To be proposed by JSC

The Amendment also contains a mutual release of alleged breaches of the Cipla Agreement that may have occurred prior to the date of the Amendment.

PUR1800

On December 26, 2019, we entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with and Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). Under the JJEI License Agreement, we granted JJEI an option to acquire (1) our rights to an intellectual property portfolio of materials and technology related to narrow spectrum kinase inhibitor compounds and (2) an exclusive, worldwide, royalty bearing license to PUR1800. In April 2021, JJEI exercised their option to terminate our license, development and commercialization agreement. All rights to the in-licensed kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted to us upon the effective date of the termination, which was July 6, 2021. We are continuing the development of PUR1800, with ongoing clinical and toxicology studies to support programs in AECOPD and other chronic airway diseases.

We are conducting a Phase 1b safety, tolerability, and biomarker study for patients with stable moderate-severe chronic obstructive pulmonary disease (“COPD”). The study is fully enrolled and top line data is anticipated in Q1 2022. The Phase 1b study is a randomized, three-way crossover double-blind study with 14 days of daily dosing with placebo and one of two doses of PUR1800, and includes a 28 day follow up period after each treatment period.

The Ph1b study is being conducted at the Medicines Evaluation Unit in Manchester, United Kingdom (“UK”), where the UK vaccination rollout included up to 3 months between the first and second vaccination. This slowed the Ph1b enrollment rate during the first half of 2021. With many potential study subjects having completed their second vaccination, the Ph1b enrollment rate accelerated, and the study is fully enrolled. Top line data is expected in Q1 of 2022.

Toxicology studies in rats and dogs, with durations of 6 and 9 months respectively, are complete. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with little to no progression of findings from 28-day studies. This indicates potential for chronic dosing of PUR1800, enabling us to explore PUR1800 therapy for chronic respiratory disease such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of acute exacerbation of AECOPD, these positive toxicology study results could expand potential indications and value of the program.

PUR3100

Two 14-day toxicology studies conducted in conformance with good laboratory practices (“GLP”) intended to support initial single dose clinical studies have been completed. We have submitted pre-investigational new drug (“IND”) questions to the FDA for which we have received written responses that have confirmed or clarified several manufacturing, nonclinical, and clinical aspects of the PUR3100 development program. After consideration of the responses, we have changed the initial clinical study from a 2-part Phase 1/Phase 2 study to a Phase 1 double-blind matching placebo (double-dummy) study in which healthy volunteers will be randomized to receive either 1 of 3 doses of PUR3100 or intravenous (“IV”) DHE. This study is intended to assess not only safety, tolerability, and pharmacokinetics of PUR3100 in humans, but also provide preliminary comparative bioavailability data between PUR3100 and IV DHE. Based on the initial FDA responses to the pre-IND questions, we believe that establishing comparative bioavailability between PUR3100 and IV DHE will enable the use of the 505(b)(2) pathway for marketing authorization for PUR3100. Additionally, we plan to request a Type C meeting with the FDA to further clarify some of the responses in relation to the overall nonclinical and clinical program. We anticipate submitting the IND in Q1 2022 and initiating the Phase 1 study in Q2 2022 with top line data anticipated in Q3 2022.

In the FDA response to pre-IND questions, the FDA also indicated that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma. In accordance with this guidance, we plan to conduct this study after the completion of the initial Ph1 clinical study. We then plan to conduct a randomized placebo-controlled Phase 2 study in patients with migraine to assess the safety and effectiveness of 2 doses PUR3100, in which the selection of the 2 doses has been informed by the initial clinical study. We anticipate that this Phase 2 study will initiate in Q4 2022 and complete in mid 2023.

Nasdaq Minimum Bid Price Requirement

On August 17, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 6, 2021 through August 16, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until February 14, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to The Nasdaq Capital Market that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, The Nasdaq Capital Market will provide notice that our common stock will be subject to delisting. We have not regained compliance as of the date of this report.

Financial Overview

Revenues

To date, we have not generated any product sales. The 2021 revenue was generated by the collaboration agreement and license agreement with Cipla on our Pulmazole program, the JJEI License Agreement for our PUR1800 kinase inhibitor, and immaterial royalties recorded from the Sensory Cloud agreement. Effective as of July 6, 2021, the JJEI License Agreement was terminated and all revenues pursuant to the agreement were recognized as of that date.

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

Results of Operations

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Three Months Ended
	September 30,
	2021	2020	Change
Revenues	$1,069	$4,372	$(3,303)
Operating expenses:
Research and development	4,026	3,873	153
General and administrative	1,656	1,776	(120)
Goodwill impairment	3,577	-	3,577
Total operating expenses	9,259	5,649	3,610
Loss from operations	(8,190)	(1,277)	(6,913)
Other income (expense):
Interest income	1	13	(12)
Warrant inducement expense	-	(9,289)	9,289
Other income (expense), net	5	-	5
Net loss	$(8,184)	$(10,553)	$2,369

Revenue — For the three months ended September 30, 2021, $1.1 million was recorded in revenue which was primarily from the result of the collaboration and licensing agreements with JJEI. For the three months ended September 30, 2020, $4.4 million was recorded in revenue which was comprised of $1.4 million and $3.0 million, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively.

Research and development expenses — For the three months ended September 30, 2021, research and development expenses were $4.0 million compared to $3.9 million for the three months ended September 30, 2020, an increase of $0.1 million. The increase was primarily due to increased spend of $0.9 million on the PUR3100 project due to preclinical and manufacturing costs partially offset by decreased spend of $0.3 million on the PUR1800 program and $0.5 million on the Pulmazole Phase 2 clinical trial due to its COVID-19 related termination in 2020.

General and administrative expenses — General and administrative expenses were $1.7 million for the three months ended September 30, 2021, compared to $1.8 million for the three months ended September 30, 2020, a decrease of $0.1 million. The decrease was primarily due to the decreased employment costs of $0.2 million partially offset by increased legal expense of $0.1 million.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	For the Nine Months Ended
	September 30,
	2021	2020	Change
Revenues	$4,713	$10,634	$(5,921)
Operating expenses:
Research and development	12,423	12,344	79
General and administrative	4,837	5,478	(641)
Goodwill impairment	3,577	-	3,577
Total operating expenses	20,837	17,822	3,015
Loss from operations	(16,124)	(7,188)	(8,936)
Other income (expense):
Interest income	6	78	(72)
Warrant inducement expense	-	(9,289)	9,289
Other expense, net	(22)	(10)	(12)
Net loss	$(16,140)	$(16,409)	$269

Revenue — For the nine months ended September 30, 2021, $4.7 million was recorded in revenue which was comprised of $0.9 million and $3.8 million, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively. For the nine months ended September 30, 2020, $10.6 million was recorded in revenue which was comprised of $5.3 million and $5.3 million respectively, which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively.

Research and development expenses — For the nine months ended September 30, 2021 research and development expense was $12.4 million compared to $12.3 million for the nine months ended September 30, 2020, an increase of $0.1 million. The increase was primarily due to increased spend of $3.2 million on pre-clinical and manufacturing costs related to our PUR3100 program and $0.2 million in operating expenses, partially offset by decreased spend of $1.6 million on our PUR1800 program, and $1.7 million on the Phase 2 Pulmazole clinical trial due to its COVID-19 related termination in 2020.

General and administrative expenses — General and administrative expenses were $4.8 million for the nine months ended September 30, 2021, compared to $5.4 million for the nine months ended September 30, 2020, a decrease of $0.6 million. The decrease was primarily due to decreased employment costs of $0.6 million.

Liquidity and Capital Resources

Through September 30, 2021, we have incurred an accumulated deficit of $250.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans and collaboration and license agreements. Our total cash and cash equivalents balance as of September 30, 2021 was $53.5 million.

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

We expect that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

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

There have been no sales of our common stock during the three months ended September 30, 2021 under the Sales Agreement.

Impact of COVID-19 on the Company’s Operations, Financial Condition and Liquidity

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to: the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the board or management of the Company, may determine are needed.

The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. The Company may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the impact of the COVID-19 pandemic on the Company’s ongoing and planned clinical trials;

●	the geographic, social and economic impact of COVID-19 on the Company’s ongoing and planned clinical trials;

●	the initiation, progress, timing, costs and results of clinical studies for existing and new pipeline programs based on iSPERSE;

●	the outcome, timing and cost of regulatory approvals by the FDA and European regulatory authorities, including the potential for these agencies to require that we perform studies in addition to those that we currently have planned;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	our need to expand our research and development activities;

●	our need and ability to hire additional personnel;

●	our need to implement additional infrastructure and internal systems;

●	the cost of establishing and maintaining a commercial-scale manufacturing line; and

●	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(15,331)	$(9,715)
Net cash used in investing activities	(118)	(198)
Net cash provided by financing activities	37,283	20,981
Net increase in cash, cash equivalents	$21,834	$11,068

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $15.3 million, which was primarily the result of a net loss of $16.1 million partially offset by $5.3 million in net non-cash adjustments, and $4.5 million in cash outflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $3.6 million of goodwill impairment, $0.9 million of share-based compensation expense, $0.7 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to decreases of $2.9 million in deferred revenue, $0.9 million in operating lease liability, $0.6 million in accrued expenses, and $0.1 million in prepaid expenses and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2020 was $9.7 million which was primarily the result of a net loss of $16.4 million partially offset by $10.9 million of net non-cash adjustments, and $4.2 million in cash outflows associated with changes in operating assets and liabilities. Our non-cash adjustments were primarily comprised of $9.3 million in warrant exercise inducement expense, $0.9 million of share-based compensation expense, $0.6 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to decreases of $9.1 million in deferred revenue, $0.6 million in prepaid expenses and other current assets, and $0.5 million in operating lease liability partially offset by an increase totaling $6.0 million in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and September 30, 2020 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021, was $37.3 million as compared to $21.0 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 were the result of the issuance of common stock of $37.1 million from a registered direct offering, and warrant exercises of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2020 resulted from the issuance of common stock, net of issuance costs, of $7.3 million which was as a result of a registered direct offering to certain investors and $13.7 million from warrant and stock option exercises.

Financings

2021

On May 26, 2021, we entered into the Sales Agreement with respect to the issuance and sale of up to $20,000,000 of our common stock from time to time in an at-the-market public offering. There have been no sales of the Company’s common stock during the three and nine months ended September 30, 2021 under the Sales Agreement.

On February 16, 2021 we closed on a registered direct offering with certain healthcare-focused institutional investors to purchase up to an aggregate of 20,000,000 shares of our common stock at $2.00 per share. The gross proceeds were $40.0 million, prior to deducting placement agent’s fees and other offering expenses. In connection with the offering, 1,300,000 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $2.50 per share. The shares of common stock were offered by us pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective by the SEC on March 15, 2019. After giving effect to fees and expenses incurred as a result of the offering, we recorded approximately $37.1 million.

In addition to the registered direct offering, during the nine months ended September 30, 2021, warrants issued in 2019 and 2020 were exercised on a cash basis to purchase 143,965 shares of our common stock. We issued 143,965 shares of our common stock and recorded approximately $0.2 million.

2020

On July 9, 2020, we entered into letter agreements with certain existing accredited investors to exercise certain existing and outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 10,085,741 shares of our common stock at the existing exercise price per share of $1.35. The Existing Warrants were issued in an underwritten public offering pursuant to a registration statement on Form S-1 (File No. 333-230395) and an additional registration statement on Form S-1 (File No. 333-230714) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended that was consummated in April 2019. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 10,085,741 shares of common stock at an exercise price of $1.80 per share and with an exercise period of five years from July 14, 2020. The gross proceeds to the Company from the exercise were approximately $13.6 million, prior to deducting placement agent fees and offering expenses. In addition, we issued 655,573 unregistered warrants to placement agent designees at an exercise price of $2.25 and with an exercise period of five years from July 14, 2020. All warrants issued in the financing were subsequently registered pursuant to a registration statement on Form S-3 (File No. 333-242341) which was declared effective on August 13, 2020.

During the nine months ended September 30, 2020, we issued and sold in a registered direct offering (“Offering”) an aggregate of 4,787,553 shares of our common stock at $1.671 per share, for gross proceeds of approximately $8.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement, we issued to the Purchasers, for each share of common stock purchased in the Offering, a warrant to purchase one share of common stock. The warrants have an exercise price of $1.55 per share and are exercisable to purchase an aggregate of up to 4,787,553 shares of common stock. In addition, we issued to the placement agent for the Offering warrants to purchase 311,191 shares of common stock at an exercise price of $2.0888 per share. Both the common warrants and the placement agent warrants are exercisable immediately upon issuance and terminate on April 20, 2022. The shares of common stock, common warrants, and placement agent warrants were all offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective by the SEC on March 15, 2019.

In addition to the warrant exercise and the registered direct offering, during the nine months ended September 30, 2020, we issued 944,746 shares of common stock, upon exercise of warrants to purchase 1,147,184 shares of common stock and collected proceeds of $775.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The COVID-19 pandemic has caused interruptions or delays of our clinical studies and may continue to have a significant adverse effect on our business.

The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. The Delta variant of COVID-19, which appears to be the most transmissible variant to date, has become the predominant strain. The ultimate impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

In July of 2019, we initiated a Phase 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. To date, five subjects have completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol in order to improve enrollment. Also, on January 28, 2020 the FDA granted Fast Track designation to Pulmazole. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole study due to issues associated with COVID-19. In July 2020, we terminated our Phase 2 clinical study for Pulmazole as a result of the disruptions and safety concerns caused by the COVID-19 pandemic. In January 2021, we completed a Type C Meeting with the FDA for the further clinical development of Pulmazole. Based on the feedback received, we intend to initiate a Phase 2b clinical study of Pulmazole as soon as possible. Actual study start will be determined upon Cipla and Pulmatrix joint steering committee approval of final budget and assessment of COVID-19 impact on patient safety and study operations.

Separately, in February 2021, we initiated a Phase 1b study of PUR1800 in patients with stable COPD. As of the filing date of this Quarterly Report, the study is fully enrolled and top line data is anticipated in Q1 2022. The Phase 1b study data is anticipated in the first quarter 2022. The COVID-19 pandemic could delay this date or impact enrollment generally to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

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

Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty since March 2020. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock.

As previously reported, on August 17, 2021, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between between July 6, 2021 through August 16, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse stock split, which may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse stock split.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 10, 2021	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Michelle S. Siegert
Michelle S. Siegert
Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

1.1	At The Market Offering Agreement, dated May 26, 2021, by and between Pulmatrix, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed with the Securities and Exchange commission on May 26, 2021).

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2015).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018).

3.3

Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

