Form 10-K
period 2021-12-31
Pulmatrix, Inc.
filed 2022-03-29
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2021, the last business day of registrants most recently completed second fiscal quarter, was $58,465,863.

As of March 25, 2022, the registrant had 3,310,922 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of Pulmatrix, Inc.’s Definitive Proxy Statement on Schedule 14A relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into PART III.

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

“iSPERSE™” is one of our trademarks used in this Annual Report on Form 10-K. Other trademarks appearing in this report are the property of their respective holders. Solely for convenience, these and other trademarks, trade names and service marks referred to in this report appear without the ®, TM and SM symbols, but those references are not intended to indicate, in any way, we or the owners of such trademarks will not assert, to the fullest extent under applicable law, their rights to these trademarks and trade names.

ITEM 1.	BUSINESS.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel inhaled therapeutic products intended to prevent and treat respiratory and other diseases with significant unmet medical needs.

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

We believe the advantages of using the iSPERSE™ technology include reduced total inhaled powder mass, enhanced dosing efficiency, reduced cost of goods, and improved safety and tolerability profiles.

We were incorporated in 2013 as a Delaware corporation.

Business Strategy

Our goal is to develop breakthrough therapeutic products that are safe, convenient, and more effective than the existing therapeutic products for respiratory and other diseases where iSPERSE™ properties are advantageous.

Our current pipeline is aligned to this goal as we develop iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases. These therapeutic candidates include Pulmazole for the treatment of allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma, and in patients with cystic fibrosis (“CF”), PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR3100 for the treatment of acute migraine. Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

We intend to capitalize on our iSPERSE™ technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of diseases with significant unmet medical needs and to build our product pipeline beyond our existing candidates. In order to advance clinical trials for our therapeutic candidates and leverage the iSPERSE™ platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical and biotechnology companies or academic or private research institutes.

We expect to continue to incur significant expenses and operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	Resume Pulmazole clinical trials focused on the development of an inhaled anti-fungal therapy to treat an allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF.

We will continue to direct resources to advance the research and development of Pulmazole for ABPA in patients with asthma and CF. In 2018, we successfully conducted clinical testing of Pulmazole in normal healthy volunteers and asthma patients. In 2019, we began a Phase 2 study of Pulmazole with patients with asthma and are suffering from ABPA but stopped the Phase 2 study due to the COVID-19 pandemic and its impact on enrollment. In January 2021, we conducted a Type-C meeting with the U.S Food and Drug Administration (“FDA”) to discuss our plans for a Phase 2b study. Utilizing the FDA feedback, we now intend to advance Pulmazole into a Phase 2b efficacy study that will include a sixteen-week dosing regimen with potential registration efficacy endpoints, rather than the four weeks dosing regimen in the terminated Phase 2 safety biomarker study. The Phase 2b study is anticipated to begin dosing patients in the first quarter of 2023.

●	Continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD.

We completed preclinical safety studies for our lead iSPERSE™ formulation in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate-severe chronic obstructive pulmonary disease (“COPD”) patients. In February 2021, we successfully dosed the first patient with PUR1800, in a Phase 1b clinical study in patients with stable moderate-severe COPD. We received top-line data from the Phase 1b clinical study in the first quarter of 2022.

●	Initiate and complete non-clinical and clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including planned Phase 1 and Phase 2 clinical studies for the treatment of acute migraine.

We developed PUR3100, an iSPERSE™ formulation of DHE in 2020 and completed a pharmacokinetic study in dogs in January 2021. We will continue to direct resources to advance the research and development of PUR3100 in treatment of acute migraine to enable a Phase 1 clinical study start in the third quarter of 2022.

●	Capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases with significant unmet medical needs.

To add additional inhaled therapeutics to our discovery pipeline and facilitate additional discovery collaborations, we are leveraging our iSPERSE™ technology and our management’s expertise in inhaled therapeutics and particle engineering to identify potential product candidates. These potential product candidates are potentially safer and more effective than the current standard of care for prevention and treatment of diseases with significant unmet medical needs.

●	Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2021, our patent portfolio related to iSPERSE™ included approximately 130 granted patents, 18 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 54 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 269 granted patents, 32 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 31 additional pending patent applications in the US and other jurisdictions. On March 3, 2021, we filed a provisional patent application in the United States Patent and Trademark Office (“USPTO”) that discloses and claims certain formulations and methods of use relevant to our PUR3100 program. We plan to file an international patent application under the patent cooperation treaty, or PCT, based on the provisional patent application by the applicable deadline.

●	Hire personnel to support our product development, commercialization, and administrative efforts.

During 2021, Pulmatrix was staffed to support one active clinical program and one pre-clinical program, PUR1800 and PUR3100, respectively. With plans to advance both PUR3100 and Pulmazole into clinical trials, we plan to hire additional personnel in areas of pharmaceutical and clinical development. In first quarter of 2022, we hired our Chief Medical Officer, among other personnel, to support our two programs entering active clinical trials in the next year.

iSPERSE™ Technology

We use simple, safe excipients, including proprietary cationic salt formulations, to create a robust and flexible dry powder platform technology that can accommodate a wide range of drug loads in highly dispersible particles. Our initial delivery platform emerged from development of iCALM™ (inhaled Cationic Airway Lining Modulators), a non-steroidal anti-inflammatory therapy. The high degree of aerosol efficiency and the density profile of our dry powder iCALM™ formulations provided the foundation for our development of iSPERSE™ in 2012, which uses other monovalent and divalent salts.

iSPERSE™ particles are engineered with a small, dense and dispersible profile to exceed the performance of traditional dry powder particles as the iSPERSE™ particles have the dispersibility advantages of porous engineered particles. We believe this results in superior drug delivery compared to traditional oral and injectable forms of treatment for certain diseases. Unlike lactose-blended carrier formulations or low-density particles which disperse poorly, we believe that the iSPERSE™ technology platform offers several potential benefits, achieved through the following technological innovations:

●	Flexible drug loading for delivery of a single microgram to tens of milligrams per dose.

iSPERSE™ particles can be engineered to include significantly less than one percent (1%) to greater than eighty percent (80%) active pharmaceutical ingredients (“APIs”), which allows flexibility for dosing both high potency and high-drug load therapeutics.

●	Superior flow rate independent lung delivery without carriers.

The iSPERSE™ technology enables pulmonary delivery independent of lactose or other carriers, which results in significantly greater lung dose at a matched nominal dose of conventional lactose-based formulations. iSPERSE™ formulations are dispersible across a range of flow rates with consistent emitted dose and particle size. Performance across flow rates provides reliable dose delivery across patient populations and reduces patient-to-patient variability.

●	Delivery of macromolecules and biologics.

iSPERSE™ powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of therapeutic compounds ranging from small molecules to proteins for both local and systemic drug delivery applications.

●	Homogenous combinations of multiple drugs.

iSPERSE™ creates homogenous particles including excipients and API, which allow for the consistent delivery of multiple APIs in a product. We have successfully formulated iSPERSE™-based products with dual and triple API combinations.

●	Strong safety profile.

Current iSPERSE™ products and planned clinical-stage products to be formulated in iSPERSE™ are supported by robust preclinical safety profiles. iSPERSE™ excipients include those with inhalation precedent and those that are generally regarded as safe by other routes of administration.

Therapeutic Candidates

Pulmazole

We are developing an iSPERSE™ inhaled formulation of the anti-fungal drug itraconazole for the prevention and treatment of fungal infections and allergic/hypersensitivity reactions to fungus in patients with severe lung disease, including those with asthma and CF. On January 28, 2020, Pulmazole received Fast Track designation from the FDA for the treatment of ABPA. Aspergillus colonization and infections are likely underdiagnosed and occur frequently in patients of all ages. Colonization and infection with Aspergillus. can lead to clinical disease with differing severities and complications depending on the immune status of the host. Invasive aspergillosis is a frequently fatal disease that occurs in patients that are typically immune suppressed as a result of treatment for hematologic cancers or immunosuppression prior to solid organ transplantation. In patients with asthma and CF, Aspergillus can cause chronic infections that may be associated with worsening disease and larger declines in lung function than patients without infection. A subset of patients with asthma and CF with Aspergillus colonization and/or infection develop ABPA, which is a complex hypersensitivity reaction to fungal antigens. ABPA is a disease resulting in mucus production, wheezing, pulmonary infiltrates, worsening bronchiectasis, and fibrosis of the lung.

In patients with both asthma and CF, ABPA is commonly treated with oral steroids to treat inflammation and with oral antifungals to reduce fungal infection. The inhalation administration of a drug affords direct delivery of the drug to the infected parts of the lung, maximizing the dose to the affected sites and minimizing systemic exposure to the rest of the body where it could cause significant side effects. Therefore, treatment of lung infections by direct administration of anti-infective products to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to oral and injectable forms of the treatment. We believe that local lung delivery by inhalation of our iSPERSE™ formulation could provide convenient, effective and safe management of the debilitating and often life-threatening lung infections that are not currently addressed by inhaled therapies.

Pulmazole is our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. Development of Pulmazole is focused on treatment of Aspergillus. colonization and infection in patients with asthma and CF. In a Phase 1/1b clinical trial, Pulmazole appeared to be safe and well tolerated in healthy normal volunteers (Parts 1 and 2) and in patients with asthma (Part 3). In Part 3 of the Phase 1/1b clinical study, following a single dose of Pulmazole, the pharmacokinetics (“PK”) analysis of sputum samples demonstrated ~70-fold higher maximum lung concentration of itraconazole following inhalation of Pulmazole compared to oral Sporanox® (Janssen Pharmaceuticals) despite inhaling only one tenth the dose of itraconazole (20 mg) relative to the dose of oral Sporanox® (200 mg). Lung exposure, as measured by sputum induction and analysis, was approximately 50-fold higher and plasma exposure was approximately 85-fold lower following inhalation of 20 mg of Pulmazole compared to 200 mg of oral Sporanox®. All endpoints from the Phase 1/1b clinical study were successfully met.

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of Pulmazole, our inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Amendment”), and all references to the Cipla Agreement herein refer to the Agreement as amended.

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

Pursuant to the Cipla Agreement, (i) all development and commercialization activities with respect to the Product in India, South Africa, Sri Lanka, Nepal, Iran, Yemen, Myanmar and Algeria (such countries, the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and (ii) Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory.

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA. This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clincal study conduct.

Following termination of the Phase 2 clinical study, Pulmatrix conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned Phase 2b clinical study, was approved on November 8, 2021.

In addition to the terms of the Cipla Agreement described above, if any of the below development milestones are not met by the date that is nine months after the applicable deadline for achieving such development milestone, either party may elect to terminate its obligation to fund additional development costs, in which case either (i) the non-Terminating Party can acquire the rights of the Terminating Party for fair market value or (ii) the parties will monetize the Product. The table below sets forth the development milestones.

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the JSC.	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act (the “PDUFA”)	To be proposed by JSC

Competition and Market Opportunities

Current treatments of pulmonary fungal infections highlight the limitations of oral or intravenous anti-infective treatments for lung infections. Itraconazole is one of the most commonly prescribed therapies for treating Aspergillus. infections in patients with asthma and CF. Itraconazole is available commercially as Sporanox® in both a capsule and oral solution form. Itraconazole is metabolized in the liver by CYP3A4 and coadministration with a large number of drugs is contraindicated due to the potential for severe drug-drug interactions.

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

There is precedent for both dry powder and nebulized inhaled anti-infective therapy to address specific pulmonary infections in patients which demonstrates potential utility of inhaled drug delivery and market opportunity. Mylan currently markets TOBI Podhaler for treatment of Pseudomonas aeruginosa infection in the United States and Forest Laboratories U.K. Limited (a subsidiary of Actavis PLC) markets inhaled colistin, Colobreathe, for the same infection in Europe. Insmed currently markets Amikacin Liposome Inhalation Suspension (Arikayce) in the United States for the treatment of lung disease caused by a group of bacteria, Mycobacterium avium complex in a limited population of patients with the disease who do not respond to conventional treatment (refractory disease). Arikayce was the first drug to be approved under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD pathway, established by Congress under the 21st Century Cures Act to advance development and approval of antibacterial and antifungal drugs to treat serious or life-threatening infections in a limited population of patients with unmet need. As required for drugs approved under the LPAD pathway, labeling for Arikayce includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population. Arikayce was also approved under the accelerated approval pathway. Under this approach, the FDA may approve drugs for serious or life-threatening diseases or conditions where the drug is shown to have an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients. The approval of Arikayce was based on achieving three consecutive negative monthly sputum cultures by month six of treatment. Insmed was required by the FDA to conduct an additional, post-market study to describe the clinical benefits of Arikayce. There are currently no products specifically approved for treatment of ABPA, however, there are several inhaled anti-fungal agents currently in early stages of development for invasive aspergillosis that could also have efficacy for ABPA.

New methods to detect Aspergillus. infection in sputum have improved the sensitivity of diagnosis and clinical appreciation for these infections. Pulmonary Aspergillus. infections affect approximately 14 million patients worldwide according to the Global Action Fund for Fungal Infections (Improving Outcomes for Patients with Fungal Infections across the World: A Road Map for the Next Decade). The majority of these cases occur in patients with asthma who have allergic disease and also include invasive Aspergillus. infections that are associated with a high rate of mortality in immunocompromised patients. We believe that Pulmazole compares favorably to the products discussed above and has the potential to generate significant value based on treating and preventing pulmonary fungal infections in multiple patient populations.

Clinical Development

Pulmazole is our lead iSPERSE™ development program. We successfully completed a Phase 1/1b clinical study in 2018 which enabled us to initiate a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA. This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clinical study conduct. The completion of a 6-month inhalation toxicology study in dogs in 2020 enables the conduct of a Phase 2b clinical study that will allow for a 16-week dosing regimen and exploration of potential endpoints. We anticipate the first patient to be dosed in this Phase 2b clinical study during the first quarter of 2023 with top-line data expected in mid-2024. This clinical study start may be affected by conditions related to the COVID-19 pandemic with respect to clinical study conduct and patient enrollment. For more discussion of risks related to the COVID-19 pandemic, please see “Item 1A. RISK FACTORS.—Risks Related to Our Business—Business interruptions could limit our ability to operate our business.”

PUR1800

Reduced responsiveness to corticosteroids represents an important barrier to effective treatment of COPD and AECOPD and provides a clear rationale to seek novel medicines to treat these respiratory diseases. In addition, current treatments generally fail to treat the underlying source of the AECOPD, in particular when a viral or bacterial infection is the cause, which occurs in approximately 80% of exacerbations. RV1162, the active ingredient of PUR1800, is a novel, potent anti-inflammatory that inhibits the phosphorylation of a narrow spectrum of kinases. In pre-clinical studies, RV1162 demonstrated direct anti-inflammatory activity in a model of viral induced respiratory inflammation. RV1162 also demonstrated a reduction in corticosteroid-resistant inflammatory responses in a model of cigarette smoke induced inflammation. These findings suggested that RV1162 has the potential to deliver effective anti-inflammatory outcomes in corticosteroid-resistant patients while also reducing the underlying source of inflammation in an exacerbation, such as a viral and/or bacterial respiratory infection.

Clinical studies conducted by RespiVert/Janssen with RV1162 formulated as a lactose blend for inhalation demonstrated that the molecule was well tolerated for up to 14 days of dosing in patients with COPD. Analysis of sputum collected from patients with COPD treated with RV1162 showed reduced levels of p38 phosphorylation in sputum cells and decreases in the number of neutrophils recovered in sputum after 12 days of dosing. These findings suggest that inhalation of RV1162 may confer anti-inflammatory benefits after a short dosing regimen.

Long-term toxicology studies with RV1162 as a lactose blend suggested that this formulation was not suitable for chronic dosing.

Based upon the clinical results generated by RespiVert/Janssen for RV1162 and the anticipated benfits of an iSPERSETM formulation of RV1162, Pulmatrix entered into a License, Development and Commercialization Agreement with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc. on June 9, 2017. RespiVert granted Pulmatrix an exclusive, royalty-bearing license in a portfolio of narrow spectrum kinase inhibitor compounds (“NSKI”). RV1162 was subsequently formulated into PUR1800 by Pulmatrix, for development as a potential therapy for AECOPD.

We conducted two 28-day good laboratory practices (“GLP”) toxicology studies in rats and dogs. Results from the two GLP toxicology studies supported the potential for PUR1800 to improve lung exposure, with reduced lung accumulation, as compared to RV1162 as a lactose blend formulation, suggesting potential for chronic dosing.

On December 26, 2019, Pulmatrix entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”).  Under the JJEI License Agreement, Pulmatrix granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to NSKI and (2) an exclusive, worldwide, royalty bearing license to PUR1800. As part of the agreement, Pulmatrix was to complete chronic toxicology studies in rats and dogs, with durations of six and nine months, respectively. Pulmatrix was also to complete a Phase 1b clinical trial in stable COPD patients. JJEI had the right to execute its option for licensure (option period) any time up to three months following the later of (i) receipt of the final report for the clinical study, or (ii) receipt of the audited draft reports for the toxicology study. JJEI terminated the JJEI License Agreement effective July 6, 2021, prior to delivery of any data from the ongoing toxicology studies and ongoing Phase1b clinical study. All rights to the kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted back to Pulmatrix along with all data generated from the ongoing studies predominantly funded through proceeds from the terminated JJEI License Agreement.

Toxicology studies in rats and dogs, with durations of six and nine months, respectively, were then completed. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with no progression of findings from 28-day studies. We believe this indicates potential for chronic dosing of PUR1800, enabling Pulmatrix to explore PUR1800 therapy for chronic respiratory disease such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of AECOPD, these positive toxicology study results could expand potential indications and value of the program.

Clinical Development

We completed the Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 for patients with stable moderate-severe COPD. Topline data was delivered in the first quarter of 2022.

The clinical study, performed at the Medicines Evaluation Unit in Manchester, UK, was a randomized, three-way crossover double-blind study with 14 days of daily dosing which includes placebo and one of two doses of PUR1800, and included a 28 day follow up period after each treatment period. A total of 18 adults with stable COPD were enrolled. Safety and tolerability, as well as systemic PK were evaluated.

PUR1800 was well tolerated and there were no observed safety signals. The preliminary PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The complete datasets will be analyzed and we expect to submit study results at a relevant medical conference later this year. This topline data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respitory disease.

Competition and Market Opportunities

There are 18 million moderate-to-severe episodes of AECOPD in the U.S. each year. AECOPD are sudden onset increases in symptoms, including increased dyspnea, sputum purulence and volume, and wheezing, coughing, and shortness of breath that require medical intervention and can lead to hospitalization. The occurrence of an exacerbation greatly increases the likelihood of a further exacerbation within the following 6 months and creates a significant financial burden to healthcare systems.

Steroids are standard of care for moderate-to-severe acute exacerbations, which occur across all patient severity types. We believe a significant unmet need exists in AECOPD for those patients with underlying infection and/or steroid resistance.

Acumapimod (BCT-197) is an oral p38 MAP kinase inhibitor being developed by Mereo BioPharma. BCT-197 completed Phase 2 development as first-line therapy for severe AECOPD. In April 2019, Mereo BioPharma announced completion of an end of Phase 2 meeting with the FDA and stated the company is continuing discussions with potential partners for BCT-197. Pulmatrix is not aware of any further progress in either clinical development or partnership efforts on this product.

PUR3100

In 2020, Pulmatrix developed PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Over 38 million people suffer from migraine in the United States. Currently DHE is only available as intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 should be the first orally inhaled DHE treatment for acute migraine and be an alternative to other acute therapies, such as oral and intravenous triptans that currently represent the majority of the annual migraine prescriptions in the United States. Given the oral inhaled route of delivery, PUR3100 is anticipated to provide a rapid onset of migraine symptom relief with a favorable tolerability profile.

Competition and Market Opportunities

Current treatments for migraine include oral, intranasal, intravenous (“IV”) or intramuscular (“IM”) formulations of triptans, dihydroergotamine, and calcitonin gene-related peptide (“CGRP”) antagonists. Studies show that people with migraines are underdiagnosed, undertreated, and experience substantial decreases in functioning and productivity, which translates into diminished quality of life for individuals, and financial burdens to patients, health-care systems, and employers. All current treatments suffer from limited efficacy and/or tolerability and there exists a significant unmet need for safe and effective alternatives to current treatments.

DHE has been shown to be effective in the treatment of migraine and, in particular, hard to treat migraines, such as menstrual migraine, migraine upon awakening, and severe migraine. Utilization of DHE has been limited due to its poor oral bioavailability, requiring IV or intranasal dosing. IV dosing generally requires administration in a healthcare setting and the high exposure levels results in significant nausea and emesis and as such has been limited to use only in patients with severe intractable migraine. Intranasal dosing with Migranal (Bausch Health US LLC), approved in December 1997, has been poorly adopted due to poor exposure resulting in inconsistent efficacy. Trudhesa (Impel NeuroPharma, Inc.), another nasal spray utilizing DHE, was approved by the FDA in September 2021.

There is precedent for an inhaled DHE therapy. MAP Pharmaceuticals, Inc. developed MAP0004, also known as Levadex or Semprana, a liquid suspension formulation of DHE, designed to be dosed via a pMDI inhalation device. Their published data indicate a safe and well tolerated formulation with rapid onset and long-lasting efficacy that compared very favorably to existing treatments. Development of MAP0004 led to a new drug application (“NDA”) but was halted after multiple complete response letters from the FDA citing Chemistry, Manufacturing and Controls (“CMC”) issues related to dose uniformity and stability issues. Regardless of the failure of MAP0004, the efficacy and tolerability of the formulation reported by MAP Pharmaceuticals provides proof of concept for an inhaled DHE formulation. PUR3100, the iSPERSE™ formulation planned by Pulmatrix is anticipated to deliver DHE to the lung with efficacy and tolerability that compares favorably with MAP0004, while avoiding the device CMC related issues of MAP0004 by delivering PUR3100 as an iSPERSETM dry powder.

To the best of our knowledge, there are no other orally inhaled DHE formulations currently in development. Migranal and Trudhesa are the two currently FDA approved intranasal formulations. of DHE. Satsuma Pharmaceuticals has developed a dry powder formulation of DHE for intranasal dosing and recently completed a Phase 3 clinical study (ClinicalTrials.gov NCT03901482). Despite failure of this clinical study to achieve its primary endpoint, Satsuma announced that development of this formulation will continue and is actively enrolling patients in another Phase 3 clinical study.

Clinical Development

Two 14-day GLP toxicology studies have been conducted to support initial single dose clinical studies have been completed. We intend to complete an additional 14-day GLP-toxicology study in rats to fully characterize local toxicity in the lungs to enable species selection for a single species chronic toxicology study to support longer-term clinical dosing.

We submitted pre-IND questions to the FDA for which we have received written responses that have confirmed and/or clarified several manufacturing, nonclinical, and clinical aspects of the PUR3100 development program. After consideration of the responses, we have updated the initial clinical study from a 2-part Phase 1/Phase 2 clinical study to a Phase 1 double-blind matching placebo (double-dummy) clinical study in which healthy volunteers will be randomized to receive either 1 of 3 doses of PUR3100 or IV DHE and a two dose Phase 2 efficacy clinical study in migraine patients. The Phase 1 clinical study is intended to assess not only safety, tolerability, and pharmacokinetics of PUR3100 in humans, but also provide preliminary comparative bioavailability data to support the use of the 505(b)(2) pathway for marketing authorization. The FDA also confirmed that long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before a NDA is submitted for PUR3100.

We further conducted a Type C meeting with the FDA to add additional clarification around some of the written responses in relation to the overall nonclinical and clinical program. Pulmatrix has concluded that conducting the Phase 1 clinical study in Australia allows the Company to generate the most comprehensive dataset for inclusion in an IND for Phase 2 in the United States, while also providing the most cost and time efficient path to Phase 1 data in 2022. We anticipate initiating patient dosing for the Phase 1 clinical study in Australia in the third quarter of 2022, with top-line data anticipated in the fourth quarter of 2022. Following the Australia Phase 1 clinical study completion, we plan to open an IND and conduct a randomized placebo-controlled Phase 2 clinical study in patients with migraine to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study. We anticipate that this Phase 2 clinical study will initiate patient dosing in the second quarter of 2023 with top-line data expected in late fourth quarter of 2023.

Clinical study starts may be affected by conditions related to the COVID-19 pandemic with respect to clinical study conduct and patient enrollment. For more discussion of risks related to the COVID-19 pandemic, please see “Item 1A. RISK FACTORS.—Risks Related to Our Business—Business interruptions could limit our ability to operate our business.”

Business Development

On April 15, 2019, Pulmatrix entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide exclusive basis, except for the Cipla Territory defined below, of Pulmazole, our inhaled iSPERSE™ drug delivery system enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Amendment”), and all references to the Cipla Agreement herein refer to the Agreement as amended.

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

Pursuant to the Cipla Agreement, (i) all development and commercialization activities with respect to the Product in India, South Africa, Sri Lanka, Nepal, Iran, Yemen, Myanmar and Algeria (such countries, the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and (ii) Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory.

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA. This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clincal study conduct.

Following termination of the Phase 2 clinical study, Pulmatrix conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned Phase 2b clinical study, was approved on November 8, 2021.

In addition to the terms of the Cipla Agreement described above, if any of the below development milestones are not met by the date that is nine months after the applicable deadline for achieving such development milestone, either party may elect to terminate its obligation to fund additional development costs, in which case either (i) the non-Terminating Party can acquire the rights of the Terminating Party for fair market value or (ii) the parties will monetize the Product. The table below sets forth the development milestones.

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the JSC.	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act (the “PDUFA”)	To be proposed by JSC

Pulmatrix entered into a License, Development and Commercialization Agreement with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc. on June 9, 2017. RespiVert granted Pulmatrix an exclusive, royalty-bearing license in a portfolio of NSKI. RV1162 was subsequently formulated into PUR1800 by Pulmatrix, for development as a potential therapy for AECOPD.

We conducted two 28-day GLP toxicology studies in rats and dogs. Results from the two GLP toxicology studies, supported the potential for PUR1800 to result in improved lung exposure with reduced lung accumulation as compared to RV1162 as a lactose blend formulation, suggesting potential for chronic dosing.

Following completion of two 28-day GLP toxicology studies in rats and dogs, on December 26, 2019, Pulmatrix entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). Under the JJEI License Agreement, Pulmatrix granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to NSKI and (2) an exclusive, worldwide, royalty bearing license to PUR1800. As part of the agreement, Pulmatrix was to complete chronic toxicology studies in rats and dogs, with durations of six and nine months, respectively. Pulmatrix was also to complete a Phase 1b clinical trial in stable COPD patients. JJEI had the right to execute its option for licensure (option period) any time up to three months following the later of (i) receipt of the final report for the clinical study, or (ii) receipt of the audited draft reports for the toxicology study. JJEI terminated the agreement effective July 6, 2021, prior to delivery of any data from the ongoing toxicology studies and ongoing Phase 1b clinical study. All rights to the kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted back to Pulmatrix along with all data generated from the ongoing studies predominantly funded through proceeds from the terminated agreement.

On April 9, 2020, we entered into a Collaboration and License Agreement (the “Sensory Cloud Agreement”) with Sensory Cloud, Inc. (“Sensory Cloud”). Under the terms of the Sensory Cloud Agreement, we have granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR003 and PUR006 (the “Sensory Licensed Product”), our proprietary aerosol salt solution for delivery or administration to or through the nasal passages also known as NasoCalm, as well as related patents and know-how, for use in the field. PUR003 and PUR006, were originally developed by Pulmatrix as potential anti-infective biodefense medical countermeasure products. However, we decided to no longer develop these products and instead prioritized the development of other programs. For purposes of the Sensory Cloud Agreement, the field means the formulation and commercialization of over-the-counter products for the prophylaxis, prevention and treatment of upper and lower respiratory disease that are delivered or administered to or through the nasal passages. The license granted to Sensory Cloud does not cover the development or commercialization of any prescription products.

Intellectual Property

Patents and Patent Applications

We protect our intellectual property by filing and advancing patent applications and maintaining granted patents on our iSPERSE™ platform technology and in-licensed kinase inhibitors, which includes claims to compositions of matter and methods of use for our Pulmazole, PUR1800 and PUR3100 programs, and PUR003 and PUR006, as well as, manufacturing processes, devices and packaging relevant to our iSPERSE™ platform and product candidates.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2021, our patent portfolio related to iSPERSE™ included approximately 130 granted patents, 18 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 54 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 269 granted patents, 32 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 31 additional pending patent applications in the US and other jurisdictions. On March 3, 2021, we filed a provisional patent application in the USPTO that discloses and claims certain formulations and methods of use relevant to our PUR3100 program. We plan to file an international patent application under the patent cooperation treaty based on the provisional patent application by the applicable deadline.

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

Trade Secrets

We also rely on trade secret protection of our confidential and proprietary information, including the iSPERSE™ technology. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, consultants and others, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with Pulmatrix. These confidentiality agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances. Our confidentiality agreements with our employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have small-scale production capabilities and generally perform early process development for our product candidates to produce the quantities necessary to conduct preclinical studies of our investigational product candidates. We do not have, and do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or drug product for use in human clinical studies. We rely on contract manufacturing organizations (“CMOs”) and third-party contractors to manufacture drug substance and drug product required for our clinical studies. We expect to continue to rely on CMOs to manufacture drug substances and drug products under the appropriate current Good Manufacturing Practices (“cGMP”) conditions to perform clinical studies for the foreseeable future. We also contract with CMOs for the labeling, packaging, storage and distribution of investigational drug products. These arrangements allow us to maintain a more flexible infrastructure while focusing our expertise on researching and developing our products.

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

Suppliers

We also rely on third-party contract manufacturers to supply the APIs that are used to formulate our therapeutic candidates. We place purchase orders with different contract manufacturers for the APIs required for Pulmazole, PUR3100 and PUR1800. We additionally rely on third-party vendors to supply raw materials for our APIs and drug products.

Research and Development

For fiscal years ended December 31, 2021 and 2020, we spent approximately $15.4 million and $15.6 million, respectively, on research and development activities.

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

In all the countries that are signatories of the Helsinki Declaration, the prerequisite for conducting clinical trials on human subjects is securing the preliminary approval of the competent authorities of that country to conduct medical experiments on human subjects in compliance with the other principles established by the Helsinki Declaration.

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

After the FDA evaluates the NDA and inspects manufacturing facilities where the drug product and/or its API will be produced, it will either approve commercial marketing of the drug product with prescribing information for specific indications or issue a complete response letter indicating that the application is not ready for approval and stating the conditions that must be met in order to secure approval of the NDA. If the complete response letter requires additional data and the applicant subsequently submits that data, the FDA nevertheless may ultimately decide that the NDA does not satisfy its criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing. Such post-marketing testing may include Phase 4 clinical studies and surveillance to further assess and monitor the product’s safety and efficacy after approval. Regulatory approval of products for serious or life-threatening indications may require that participants in clinical studies be followed for long periods to determine the overall survival benefit of the drug.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat acquired immunodeficiency syndrome, cancer, neurodegenerative disorders or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. Abridged applications for the authorization of generic versions of drugs authorized by European Medicines Agency can be submitted to the European Medicines Agency through a centralized procedure referencing the innovator’s data and demonstrating bioequivalence to the reference product, among other things. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

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

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2021 and 2020 has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2021, we had 1 part-time and 24 full-time employees, 20 of whom were engaged in full-time research and development activities. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Properties

Our corporate headquarters is located in Lexington, Massachusetts. We currently lease 22,000 square feet of office and lab space in Lexington, Massachusetts under a lease that originally expired on December 31, 2020. On April 23, 2020 and October 6, 2021, two extensions to our lease for office and lab space were signed between us and 99 Hayden LLC. As a result of the extensions to the original lease executed on May 31, 2007, the lease term now expires on June 30, 2023.

On January 7, 2022, we executed a new lease with Cobalt Propco 2020, LLC for our future corporate headquarters which will be located in Bedford, Massachusetts. The future lease for approximately 20,000 square feet of office and lab space is expected to commence in May 2023, with an initial noncancellable term of ten years.

We believe that our existing and future facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at www.pulmatrix.com as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have a history of net losses and may experience future losses;

●	We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	We are a clinical development stage biotechnology company and have never been profitable;

●	All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products;

●	Drug development is a long, expensive, and inherently uncertain process with a high risk of failure at every stage of development, and results of earlier studies and trials may not be predictive of future trial results;

●	If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates;

●	We may not be able to attract, retain, or manage highly qualified personnel, which could adversely impact our business;

●	We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change;

●	If the third parties on which we rely to conduct our clinical trials, to manufacture clinical trial materials, and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for, or to commercialize, our products;

●	Our failure to successfully acquire, develop and market additional drug candidates or approved drug products could impair our ability to grow;

●	We may be subject to claims that our employees, independent consultants or agencies have wrongfully used or inadvertently disclosed confidential information of third parties;

●	Market and economic conditions may negatively impact our business, financial condition and share price;

●	The COVID-19 pandemic has caused interruptions or delays of our clinical studies and may continue to have a significant adverse effect on our business;

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations;

●	Our product candidates must undergo rigorous nonclinical and clinical testing, and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products;

●	We cannot be certain that any of our current and future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;

●	We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies, if at all;

●	We and our third-party manufacturers are, and will be, subject to regulations of the FDA and other foreign regulatory authorities;

●	We may be unable to adequately protect or enforce our rights to intellectual property, causing us to lose valuable rights. Loss of patent rights may lead us to lose market share and anticipated profits;

●	Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could prevent us from developing or commercializing our product candidates;

●	The price of our common stock is subject to fluctuation and has been, and may, continue to be volatile;

●	Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters;

●	Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our board of directors and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders; and

●	Protective provisions in our charter and bylaws could prevent a takeover which could harm our stockholders.

Risks Related to Our Business

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $20.2 million and $19.3 million for the fiscal years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $254.6 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

We are a clinical development stage biotechnology company. We have not commercialized any product candidates or recognized any revenues from our product sales. All of our product candidates are still in the preclinical or clinical development stage, and none have been approved for marketing or are currently being marketed or commercialized. Our product candidates will require significant additional development, clinical studies, regulatory clearances, and additional investments of time and capital before they can be commercialized. We cannot be certain when or if any of our product candidates will obtain the required regulatory approval.

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

All of our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize inhaled therapeutic treatment for allergic bronchopulmonary aspergillosis (“ABPA”), acute migraine, and other iSPERSE™-based product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to drug discovery may not be effective or may not result in the development of any drug. Currently our development efforts are primarily focused on Pulmazole, PUR1800, and PUR3100. Even if Pulmazole, PUR1800, PUR3100 or our other product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. For example, the drug may:

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

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure is heightened for our drug candidates that are based on new technologies, such as the application of our dry powder delivery platform, iSPERSE™, including Pulmazole, PUR1800, PUR3100 and other iSPERSE™-based drug candidates currently in discovery research or preclinical development. The failure of one or more of our iSPERSE™-based drug candidates could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the results of preclinical studies and clinical trials of previously published iSPERSE™-based products may not necessarily be indicative of the results of our future clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of inhaled drugs used historically in the industry and if those assumptions are incorrect, the trials may not produce statistically significant results. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical trials. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if, or when, we may have an approved product for commercialization or whether we will ever achieve sales of or profits on our product candidates or those we may pursue in the future.

If our collaborators are not successful, or breach their agreements with us, we may not effectively develop and market some of our therapeutic candidates.

At this time, we have entered into a co-development agreement regarding one of our therapeutic candidates and, as a result, we no longer have complete control over the development of this candidate. If our collaborators do not successfully carry out their contractual duties or meet expected deadlines, or they otherwise breach their contractual obligations to us, we may be delayed or may not obtain regulatory approval for, or commercialize, our product candidates. We are also subject to the terms of such co-development agreements that may affect our ability to develop and manufacture our therapeutic candidates. For example, under the Amendment to the Cipla Agreement, if we do not meet our development milestones on time, we may be required to repurchase Cipla’s interest or may not be able to further the development program. As a result of such limitations, we may be unable to pursue the most efficient or profitable path in developing our therapeutic candidates.

If our relationships with these collaborators terminate, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any collaborator could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all.

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

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us at any time. Although we have written employment offer letter agreements with our executive officers, our executive officers can leave their employment at any time, for any reason, with 30 days’ notice. An overall tightening and increasingly competitive labor market in the U.S. employment market generally, especially in response to the COVID-19 pandemic, has been recently observed in the U.S. A sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows. The loss of the services of any of our executive officers or our other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

While there may be several alternative suppliers of API in the market, changing API suppliers or finding and qualifying new API suppliers can be costly and can take a significant amount of time. Many APIs require significant lead time to manufacture. There can also be challenges in maintaining similar quality or technical standards from one manufacturing batch to the next. We could experience a delay in conducting clinical trials of or obtaining regulatory approval for Pulmazole, PUR1800, PUR3100 or our other drug candidates and incur additional costs if we changed API suppliers for any reason. Similarly, replacing our manufacturers could cause us to incur added costs and experience delays in identifying, engaging, qualifying and training any such replacements.

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

Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition.

Our third-party manufacturers and suppliers have experienced, and expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, as a result of the COVID-19 pandemic, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions may impact our ability to receive our raw materials and certain components required for the manufacture of our clinical trial materials or products in the future, to distribute our products in a cost-effective and timely manner and to meet demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruption that may impact us or our manufacturers and suppliers could interrupt or delay our clinical trials, product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic has caused interruptions or delays of our clinical studies and may continue to have a significant adverse effect on our business

The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. The Omicron variant of COVID-19 has become the predominant strain of the virus in the United States. The ultimate impact of both the Omicron and other COVID-19 variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variant and other COVID-19 variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

In July 2019, we initiated a Phase 2 clinical investigation for Pulmazole, our inhaled formulation of itraconazole, an anti-fungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. To date, five subjects have completed the 28-day dosing regimen, receiving either 10 mg, 20 mg, or 35 mg of Pulmazole or placebo in a randomized, double-blind treatment assignment. In the first quarter of 2020, we initiated the process of establishing additional study sites and amending the study protocol in order to improve enrollment. Also, on January 28, 2020, the FDA granted Fast Track designation to Pulmazole. However, as the COVID-19 pandemic escalated in late March and early April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the Pulmazole clinical study due to issues associated with COVID-19. In July 2020, we terminated our Phase 2 clinical study for Pulmazole as a result of the disruptions and safety concerns caused by the COVID-19 pandemic. In January 2021, we completed a Type C Meeting with the FDA for the further clinical development of Pulmazole. The Phase 2b clinical study is expected to start in the first quarter of 2023 with top-line data expected in mid-2024.

The COVID-19 pandemic could delay these dates or impact enrollment generally for clinical trials to the extent we cannot secure sites to enroll patients, patients remain or become subject to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

Moreover, the ongoing COVID-19 pandemic has had and may continue to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations have been and may continue to be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards or other tax attributes (“NOLs”), to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

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

Pharmaceutical product development, which includes research and development, preclinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We anticipate that our expenses will increase substantially to the extent that we advance Pulmazole to a planned new Phase 2b trial and pursue development of PUR1800 and PUR3100 or other iSPERSE™-based product candidates, and/or pursue development of iSPERSE™-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations for at least 12 months following the filing date of this Annual Report. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE™-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds on reasonable terms or at all. Since inception, we have incurred losses each year and have an accumulated deficit of $254.6 million as of December 31, 2021, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

We have raised capital in the past primarily through debt and public offerings and private placements of stock. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital through such an offering on acceptable terms, or at all. Issuances of additional debt or equity securities could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all.

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

Because the patent position of pharmaceutical companies involves complex legal and factual questions, we cannot predict the validity and enforceability of patents with certainty. Our issued patents may not provide us with any competitive advantages or may be held invalid or unenforceable as a result of legal challenges by third parties or could be circumvented. Our competitors may also independently develop inhaled drug delivery technologies or products similar to iSPERSE™ and iSPERSE™-based product candidates or design around or otherwise circumvent patents issued to us. Thus, any patents that we own may not provide any protection against competitors. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in patents being issued. Even if these patents are issued, they may not provide us with proprietary protection or competitive advantages. The degree of future protection to be afforded by our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty since March 2020. A continuation or worsening of the levels of market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company.”

In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places demands on management’s time and attention.

In the foreseeable future, we do not intend to pay cash dividends on shares of our common stock so any investor gains will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any gains to stockholders will therefore be limited to the increase, if any, in our share price.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. This risk is especially relevant due to our dependence on positive clinical trial outcomes and regulatory approvals. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on The NASDAQ Capital Market. For continued listing on The NASDAQ Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, our common stock may be delisted. If our securities are delisted from trading on The NASDAQ Stock Market, and we are not able to list our securities on another exchange or to have them quoted on The NASDAQ Stock Market, our securities could be quoted on the OTC Markets or on the “pink sheets.” As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

We are likely to issue additional equity securities in the future, which are likely to result in dilution to existing investors.

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent we raise additional capital by issuing equity securities, including in a debt financing where we issue convertible notes or notes with warrants and any shares of our common stock to be issued in a private placement, our stockholders may experience substantial dilution. We may, from time to time, sell additional equity securities in one or more transactions at prices and in a manner we determine. If we sell additional equity securities, existing stockholders may be materially diluted. In addition, new investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion.

In addition, as of March 25, 2022, 162,212 shares remained available to be awarded under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). Further, an aggregate of 288,373 shares of our common stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the 2013 Plan and other equity incentive plans we previously assumed. We may also issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, as our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares may be authorized for issuance under the plan each year.

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

Our corporate headquarters are located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. Our current lease for approximately 22,000 square feet of office and lab space will expire on June 30, 2023. On January 7, 2022, we executed a new lease for our future corporate headquarters which will be located in Bedford, Massachusetts. The future lease for approximately 20,000 square feet of office and lab space is expected to commence in May 2023, with an initial noncancellable term of ten years. The lease agreements provide for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises. Our future minimum lease payments under both lease agreements are as follows (dollars in thousands):

Year	Amount

2022	$1,478
2023	1,470
2024	1,234
2025	1,271
2026 and thereafter	10,820
Total	$16,273

We believe our current and future facilities are well-maintained and are both suitable and adequate for our current and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS.

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

On March 25, 2022, the last reported sale price of our common stock on The NASDAQ Capital Market was $6.68 per share.

Stockholders

As of March 25, 2022, there were approximately 43 stockholders of record of our common stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel inhaled therapeutic products intended to prevent and treat respiratory diseases and infections with significant unmet medical needs.

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

We believe the advantages of using the iSPERSE™ technology include reduced total inhaled powder mass, enhanced dosing efficiency, reduced cost of goods and improved efficacy, safety and tolerability profiles. Our goal is to develop breakthrough therapeutic products that are safe, convenient, and more effective than the existing therapeutic products for respiratory and other diseases where iSPERSE™ properties are advantageous.

Our current pipeline is aligned to this goal as we develop iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases. These therapeutic candidates include Pulmazole for the treatment of allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma, and in patients with cystic fibrosis (“CF”), PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR3100 for the treatment of acute migraine. Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

We intend to capitalize on our iSPERSE™ technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of diseases with significant unmet medical needs and to build our product pipeline beyond our existing candidates. In order to advance our clinical trials for our therapeutic candidates for respiratory and neurological diseases and leverage the iSPERSE™ platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical and biotechnology companies or academic or private research institutes.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	resume Pulmazole clinical trials focused on the development of an inhaled anti-fungal therapy to prevent and treat allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF;

●	continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD;

●	initiate and complete clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including planned Phase 1 and Phase 2 clinical studies for the treatment of acute migraine;

●	seek regulatory approval for our product candidates;

●	capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases with significant unmet medical needs;

●	invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights; and

●	hire personnel to support our product development, commercialization and administrative efforts.

We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate product sales unless and until we successfully complete clinical developments and obtain regulatory approvals for our product candidates. Additionally, we currently utilize third-party contract research organizations (“CROs”) to carry out our clinical development activities and third-party contract manufacturing organizations (“CMOs”) to carry out our clinical manufacturing activities as we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings, licensing arrangements, collaborations with third parties, non-dilutive grants or other sources, potentially including collaborative commercial arrangements. Likewise, we intend to seek to limit our commercialization costs by partnering with other companies with complementary capabilities or larger infrastructure including sales and marketing.

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

Recent Developments

Pulmazole

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of Pulmazole, our inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Amendment”), and all references to the Cipla Agreement herein refer to the Agreement as amended.

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

Pursuant to the Cipla Agreement, (i) all development and commercialization activities with respect to the Product in India, South Africa, Sri Lanka, Nepal, Iran, Yemen, Myanmar and Algeria (such countries, the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and (ii) Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory.

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA. This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clinical study conduct.

Following termination of the Phase 2 clinical study, Pulmatrix conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned Phase 2b clinical study, was approved on November 8, 2021.

In addition to the terms of the Cipla Agreement described above, if any of the below development milestones are not met by the date that is nine months after the applicable deadline for achieving such development milestone, either party may elect to terminate its obligation to fund additional development costs, in which case either (i) the non-Terminating Party can acquire the rights of the Terminating Party for fair market value or (ii) the parties will monetize the Product. The table below sets forth the development milestones.

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the JSC.	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act (the “PDUFA”)	To be proposed by JSC

PUR1800

We completed the Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 for patients with stable moderate-severe chronic obstructive pulmonary disease (“COPD”). Topline data was delivered in the first quarter of 2022.

The clinical study, performed at the Medicines Evaluation Unit in Manchester, UK, was a randomized, three-way crossover double-blind study with 14 days of daily dosing which included placebo and one of two doses of PUR1800, and included a 28 day follow up period after each treatment period. A total of 18 adults with stable chronic obstructive pulmonary disease (“COPD”) were enrolled. Safety and tolerability as well as systemic PK were evaluated.

PUR1800 was well-tolerated and there were no observed safety signals. The preliminary PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The complete datasets will be analyzed and we expect to submit study results at a relevant medical conference later this year. This topline data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory disease.

Toxicology studies in rats and dogs, with durations of six and nine months respectively, are complete. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with little to no progression of findings from 28-day studies. We believe that this indicates potential for chronic dosing of PUR1800, enabling Pulmatrix to explore PUR1800 therapy for chronic respiratory disease such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of acute exacerbation of AECOPD, these positive toxicology study results could expand potential indications and value of the program.

All rights to our kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted to us upon the termination of our License, Development and Commercialization Agreement (the “JJEI License Agreement”), dated December 26, 2019, with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). JJEI notified us that they were terminating the JJEI License Agreement in April 2021, and the effective date of the termination was July 6, 2021.

PUR3100

In 2020, Pulmatrix developed PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Over 38 million people suffer from migraine in the United States. Currently DHE is only available as intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 should be the first orally inhaled DHE treatment for acute migraine and be an alternative to other acute therapies, such as oral and intravenous triptans that currently represent the majority of the annual migraine prescriptions in the United States. Given the oral inhaled route of delivery, PUR3100 is anticipated to provide a rapid onset of migraine symptom relief with a favorable tolerability profile.

Two 14-day GLP toxicology studies have been conducted to support initial single dose clinical studies have been completed.

We intend to complete an additional 14-day GLP-toxicology study in rats to fully characterize local toxicity in the lung to enable species selection for a single species chronic toxicology study to support longer-term clinical dosing.

We submitted pre-IND questions to the FDA for which we have received written responses that have confirmed and/or clarified several manufacturing, nonclinical, and clinical aspects of the PUR3100 development program. After consideration of the responses, we have updated the initial clinical study from a 2-part Phase 1/Phase 2 clinical study to a Phase 1 double-blind matching placebo (double-dummy) study in which healthy volunteers will be randomized to receive either 1 of 3 doses of PUR3100 or IV DHE and a two dose Phase 2 efficacy clinical study in migraine patients. The Phase 1 clinical study is intended to assess not only safety, tolerability, and pharmacokinetics of PUR3100 in humans, but also provide preliminary bioavailability data to support the use of the 505(b)(2) pathway for marketing authorization. The FDA also confirmed that long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before a NDA is submitted for PUR3100.

We further conducted a Type C meeting with the FDA to add additional clarification around some of the written responses in relation to the overall nonclinical and clinical program. Pulmatrix has concluded that conducting the Phase 1 clinical study in Australia allows us to generate the most comprehensive dataset for inclusion in an IND for Phase 2 in the United States, while also providing the most cost and time efficient path to Phase 1 data in 2022. We anticipate initiating patient dosing for the Phase 1 clinical study in Australia in the third quarter of 2022, with top-line data anticipated in fourth quarter of 2022. Following the Australia Phase 1 clinical study completion, we plan to open an IND and conduct a randomized placebo-controlled Phase 2 clinical study in patients with migraine to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study. We anticipate that this Phase 2 clinical study will initiate patient dosing in second quarter of 2023 with top-line data in late fourth quarter of 2023.

Financial Overview

To date, we have not generated any product sales. The 2021 and 2020 revenue was generated by the collaboration agreement and license agreement with Cipla on our Pulmazole program, the JJEI License Agreement for our PUR1800 kinase inhibitor, and immaterial royalties recorded from the Sensory Cloud Agreement. Effective as of July 6, 2021, the JJEI License Agreement was terminated and all revenues pursuant to the agreement were recognized as of that date.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion (approximately 80%) of our staff are research and development employees. In addition, we maintain an approximately 22,000 square foot office and research and development facility which includes capital equipment for the manufacture and characterization our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Impairment of Goodwill

Goodwill is not amortized but evaluated for potential impairment. There was no goodwill impairment made in 2020. Given our common stock value decline during 2021 and based on a quantitative assessment, we determined that goodwill was impaired, and a full impairment charge of $3.6 million was recorded during the year ended December 31, 2021.

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

Revenue Recognition

Our principal sources of revenue during the years ended December 31, 2021 and 2020, were derived from our collaboration arrangement and license agreements that relate to the development and commercialization of Pulmazole under the Cipla Agreement and our license, development and commercialization arrangement under the JJEI Agreement.

At inception, we determine whether contracts are within the scope of ASC 606 or other topics, including ASC 808, Collaborative Arrangements (“ASC 808”). For contracts that are within the scope of ASC 808, the Company evaluates whether the counterparty is a customer for any of the units of account (i.e., distinct goods and services) in the contract. For units of account where the counterparty is considered a customer, the Company applies ASC 606 to those unit(s) of account, including recognition, measurement, presentation, and disclosure guidance. To date, the Company has determined it is appropriate to apply ASC 606 to all contracts and units of account for contracts within the scope of ASC 808.

For contracts and units of account that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Performance obligations promised in a contract are identified at contract inception based on the goods and services that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. At the inception of each contract that includes research or development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the counterparty can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

The promises under the Company’s arrangements may include research and development services to be performed by the Company on behalf of the counterparty. Payments or reimbursements from customers resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. The Company uses an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Reimbursements from and payments to the counterparty that are the result of a collaborative relationship, instead of a customer relationship, such as co-development activities, are recognized as the services are performed and presented as a reduction to research and development expense. To date, the Company has determined that all arrangements which include research and development services have been transacted with customers and recognized on a gross basis using ASC 606.

For contracts that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.

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

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, CROs and CMOs. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided.

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

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items, such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Changes to the Company’s estimate of our incremental borrowing rate could have a material impact on the recorded right-of-use asset and lease liabilities recorded on our balance sheet.

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below our carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, we must perform a quantitative analysis to determine if the carrying value of the reporting unit exceeds its fair value. The impact of the COVID-19 pandemic was considered in our qualitative assessment. Given our common stock value decline during 2021, and based on the quantitative assessment, we determined that goodwill was impaired, and a full impairment charge of $3.6 million was recorded during the year ended December 31, 2021.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year ended December 31,
	2021	2020	Change
Revenues	$5,169	$12,634	$(7,465)

Operating expenses:
Research and development	15,382	15,609	(227)
General and administrative	6,377	6,887	(510)
Impairment of goodwill	3,577	-	3,577
Total operating expenses	25,336	22,496	2,840
Loss from operations	(20,167)	(9,862)	(10,305)
Other income (expense):
Interest income	7	82	(75)
Warrant inducement expense	-	(9,289)	9,289
Other expense, net	(11)	(239)	228
Net loss	$(20,171)	$(19,308)	$(863)

Revenue — Revenue was $5.2 million for the year ended December 31, 2021 as compared to $12.6 million for the year ended December 31, 2020, a decrease of $7.5 million. The decrease is related to $3.4 million fewer reimbursable pass-through expenses and a $0.9 million decrease in license related revenues due to a pause in the development activities under the Cipla Agreement during 2021, and a $3.2 million decrease in license related revenues under the JJEI License Agreement.

Research and development expenses — Research and development expense was $15.4 million for the year ended December 31, 2021 as compared to $15.6 million for the year ended December 31, 2020, a decrease of $0.2 million. The decrease was primarily due to decreased spend of $2.5 million on our PUR1800 program and $1.7 million on the Phase 2 Pulmazole clinical trial due to its COVID-19 related termination in 2020, partially offset by increased spend of $3.2 million on pre-clinical and manufacturing costs related to our PUR3100 program, in addition to $0.8 million of operating costs in support of our programs.

General and administrative expenses — General and administrative expense was $6.4 million for the year ended December 31, 2021 as compared to $6.9 million for the year ended December 31, 2020, a decrease of $0.5 million. The decrease was primarily due to decreased employment costs of $0.5 million.

Impairment of goodwill — In 2021 and 2020, the Company performed an impairment assessment and concluded that during 2021, the carrying amount of the goodwill exceeded its fair value and recorded the resulting impairment charges of $3.6 million. There was no goodwill impairment in 2020 based on management’s impairment assessment.

Warrant inducement expenses — During 2020, we executed a warrant exercise inducement transaction with existing investors who held existing and outstanding warrants that had an exercise price of $27.00 per share. Upon the exercise, warrant holders were able to purchase on a cash basis up to an aggregate of 504,287 shares of common stock. In consideration of the exercise, we issued to the exercise holders new warrants that had a five-year expiry and an exercise price of $35.99 per share. The fair value on the grant date of the new warrants was $9.3 million and was recorded as warrant inducement expense with a corresponding offset to paid-in-capital. There were no similar warrant exercise inducement transactions in 2021.

Liquidity and Capital Resources

Through December 31, 2021, we have incurred an accumulated deficit of $254.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of December 31, 2021 was $53.8 million.

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

We expect that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(19,727)	$(12,483)
Net cash used in investing activities	(144)	(281)
Net cash provided by financing activities	43,475	20,981
Net increase in cash and cash equivalents	$23,604	$8,217

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $19.7 million, which was primarily the result of a net loss of $20.2 million partially offset by $6.0 million of net non-cash adjustments, and $5.5 million in cash outflows associated with changes in operating assets and liabilities. Our non-cash adjustments were comprised of $3.6 million of impairment of goodwill, $1.2 million of share-based compensation expense, $1.0 million of amortization of an operating lease right-of-use asset, and $0.2 million of depreciation and amortization. The net cash outflows associated with changes in operating assets and liabilities were due to decreases of $3.3 million in deferred revenue, $1.1 million in operating lease liabilities, $0.8 million in accrued expenses, and $0.3 million in other operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2020 was $12.5 million, which was primarily the result of a net loss of $19.3 million partially offset by $11.5 million of net non-cash adjustments, and $4.7 million in cash outflows associated with changes in operating assets and liabilities. Our non-cash adjustments were comprised of $9.3 million in warrant inducement expense, $1.2 million of share-based compensation expense, $0.8 million of amortization of an operating lease right-of-use asset, and $0.2 million of depreciation and amortization. The net cash outflows associated with changes in operating assets and liabilities were due to decreases of $11.0 million in deferred revenue, $0.6 million in operating lease liabilities and $0.5 million in accrued expenses, partially offset by increases of $7.1 million in accounts receivable, $0.2 million in accounts payable, and $0.1 million in other operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and December 31, 2020 were both due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021, was $43.5 million as compared to $21.0 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 resulted from the issuance of common stock, net of issuance costs, of $37.1 million in a registered direct offering, the issuance of preferred stock and common stock warrants, net of issuance costs, of $6.2 million in a registered direct offering and warrant exercises of $0.2 million. Net cash provided by financing activities for the year ended December 31, 2020 resulted from the issuance of common stock, net of issuance costs, of $7.3 million in a registered direct offering and $13.7 million from warrant and stock option exercises.

Financings

2021 Financings

On December 17, 2021, we closed a registered direct offering with certain institutional investors for the issuance and sale of an aggregate of 6,745.008 shares of convertible preferred stock and warrants to purchase up to an aggregate of 281,047 shares of common stock, par value $0.0001 per share, for gross proceeds of $6.8 million or net proceeds of $6.0 million after placement agent’s fees and other offering expenses. The shares of preferred stock have a stated value of $1,000 per share and are initially convertible into an aggregate of 562,085 shares of common stock at a conversion price of $12.00 per share at any time. The common warrants have an exercise price of $13.99 per share. In addition, we issued the placement agent designees warrants to purchase up to 36,538 shares of common stock at an exercise price of $14.99 per share. Both the common warrants and the placement warrants are exercisable six months following the date issuance and have a five-year term. The shares of preferred stock and common warrants were offered by us pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-256502) previously filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2021 and became effective on June 9, 2021.

In May 2021, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. There have been no sales of our common stock as of December 31, 2021 under the Sales Agreement.

On February 16, 2021, we closed on a registered direct offering with certain healthcare-focused institutional investors to purchase up to an aggregate of 1,000,000 shares of our common stock at $40.00 per share, for gross proceeds $40.0 million or net proceeds of $37.1 million after placement agent’s fees and other offering expenses. In connection with the offering, 65,003 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $49.99 per share. The shares of common stock were offered by Pulmatrix pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective by the SEC on March 15, 2019.

In addition to the above registered direct offerings, during the year ended December 31, 2021, warrants issued in 2019 and 2020 were exercised on a cash basis to purchase 7,202 shares of our common stock. We issued 7,202 shares of our common stock for proceeds of $0.2 million.

2020 Financings

On July 9, 2020, we entered into letter agreements with certain existing accredited investors to exercise certain existing and outstanding warrants (“Existing Warrants”) to purchase up to an aggregate of 504,287 shares of our common stock at the existing exercise price per share of $27.00. The Existing Warrants were issued in an underwritten public offering pursuant to a registration statement on Form S-1 (File No. 333-230395) and an additional registration statement on Form S-1 (File No. 333-230714) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, that was consummated in April 2019. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 503,045 shares of common stock at an exercise price of $35.99 per share and with an exercise period of five years from July 14, 2020. The gross proceeds to the Company from the exercise were approximately $13.6 million or net proceeds of $12.5 million after placement agent fees and offering expenses. In addition, we issued 32,785 unregistered warrants to placement agent designees at an exercise price of $44.99 and with an exercise period of five years from July 14, 2020. All warrants issued in the financing were subsequently registered pursuant to a registration statement on Form S-3 (File No. 333-242341) which was declared effective on August 13, 2020.

On April 16, 2020, we entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which on April 20, 2020, we issued and sold in a registered direct offering (the “Offering”) an aggregate of 239,379 shares of our common stock at an offering price of $33.42 per share, for gross proceeds of approximately $8.0 million or net proceeds of $7.3 million after placement agent fees and offering expenses. In a concurrent private placement, we issued to the Purchasers, for each share of common stock purchased in the Offering, a warrant (“Common Warrants”) to purchase one share of common stock. The Common Warrants have an exercise price of $30.99 per share and are exercisable to purchase an aggregate of up to 239,380 shares of common stock. In addition, we issued to the placement agent for the Offering warrants to purchase 15,562 shares of common stock at an exercise price of $41.77 per share. Both the Common Warrants and the placement agent warrants are exercisable immediately upon issuance and terminate on April 20, 2022.

In addition to the warrant exercise inducement and the registered direct offering, during the year ended December 31, 2020, we issued 45,736 shares of common stock, upon the exercise of warrants to purchase 55,860 shares of common stock for proceeds of $1.1 million.

Known Trends, Events and Uncertainties

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or our board or management, may determine are needed.

The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K/A (Exhibit 3.1)	12/17/21	001-36199

3.5	Certificate of Correction to the Certificate of Designation, filed December 16, 2021		Form 8-K/A (Exhibit 3.2)	12/17/21	001-36199

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019		Form 8-K (Exhibit 3.1)	02/06/19	001-36199

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 28, 2022	X

4.1	Form of Specimen Stock Certificate		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Representative’s Warrant Agreement		Form S-1/A (Exhibit 4.2)	02/24/14	333-190476

4.3	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.4	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.5	Form of Series B Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.8)	03/28/18	333-223630

4.6	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.7)	03/28/18	333-223630

4.7	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.1)	12/03/18	001-36199

4.8	Form of Common Warrant issued in Pulmatrix Public Offering, dated December 3, 2018	Form 8-K (Exhibit 4.2)	12/03/18	001-36199

4.9	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated January 31, 2019	Form 8-K (Exhibit 4.1)	1/30/19	001-36199

4.10	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated February 4, 2019		Form 8-K (Exhibit 4.1)	02/01/19	001-36199

4.11	Form of Common Warrant issued in Pulmatrix Direct Registered Offering, dated February 12, 2019		Form 8-K (Exhibit 4.1)	02/11/19	001-36199

4.12	Form of Placement Agent Warrant issued in Pulmatrix Registered Direct Offering, dated February 12, 2019		Form 8-K (Exhibit 4.2)	02/11/19	001-36199

4.13	Form of Common Stock Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.13)	04/01/19	333-230395

4.14	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.11)	04/01/19	333-230395

4.15	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated April 1, 2019		Form S-1/A (Exhibit 4.12)	04/01/19	333-230395

4,16	Form of Common Warrant issued in Pulmatrix Public Offering, dated April 16, 2020		Form 8-K (Exhibit 4.1)	04/16/20	001-36199

4.17	Form of Placement Agent Warrant issued in Pulmatrix Public Offering dated April 16, 2020		Form 8-K (Exhibit 4.1)	04/20/20	001-36199

4.18	Form of Warrant Dated July 9, 2020		Form 8-K (Exhibit 4.1)	07/09/20	001-36199

4.19	Form of Common Stock Purchase Warrant, dated December 17, 2021		Form 8-K (Exhibit 4.1)	12/15/21	001-36199

4.20	Form of Placement Agent Warrant dated December 17, 2021		Form 8-K (Exhibit 4.2)	12/15/21	001-36199

4.21	Description of Securities	X

4.22	Form of Placement Agent Warrant dated February 16, 2021		Form 8-K (Exhibit 4.1)	02/16/21	001-36199

10.1*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan	Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.2*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan	Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.3*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan	Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.4	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.	Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.5	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018	Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.6*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad	Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.7	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.8*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019	Form S-8 (Exhibit 99.3)	06/04/19	333-231935

10.9*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019	Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.10**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019	Form 10-K (Exhibit 10.13)	03/26/20	001-36199

10.11	Collaboration and License Agreement by and between Pulmatrix, Inc. and Sensory Cloud, Inc. dated April 9, 2020	Form 8-K (Exhibit 10.1)	04/15/20	001-36199

10.12	Securities Purchase Agreement	Form 8-K (Exhibit 10.1)	04/16/20	001-36199

10.13	Form of Letter Agreement	Form 8-K (Exhibit 10.1)	07/09/20	001-36199

10.14	Form of Securities Purchase Agreement dated December 15, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	12/15/21	001-36199

10.15**	Second Amendment to Development and Commercialization Agreement, dated as of November 8, 2021, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 8-K (Exhibit 10.1)	11/09/21	001-36199

10.16	Form of Securities Purchase Agreement dated February 11, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	02/16/21	001-36199

21.1	List of Subsidiaries	Form 10-K (Exhibit 21.1)	03/13/18	001-36199

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101. INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These exhibits are management contracts
**

Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: March 29, 2022	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Teofilo Raad	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2022
Teofilo Raad

/s/ Michelle S. Siegert	VP, Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 29, 2022
Michelle S. Siegert

/s/ Michael J. Higgins	Chairman of the Board of Directors	March 29, 2022
Michael J. Higgins

/s/ Richard Batycky, Ph.D.	Director	March 29, 2022
Richard Batycky

/s/ Todd Bazemore	Director	March 29, 2022
Todd Bazemore

/s/ Christopher Cabell, M.D.	Director	March 29, 2022
Chris Cabell

/s/ Anand Varadan	Director	March 29, 2022
Anand Varadan

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulmatrix, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Estimated Total Contract Costs

Description of the Matter

As described in Note 2 and Note 5 to the financial statements the Company recognizes revenue from non-refundable, upfront fees allocated to a license, when such license is transferred to the customer through collaboration arrangements and the customer is able to use and benefit from the license. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company uses the input method, with estimated costs to satisfy the performance obligation being the input, as the best measure of the transfer of control of the performance obligation.

Management uses significant assumptions and estimates when determining the total estimated costs expected upon satisfying the performance obligation, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the total estimate of the costs expected upon satisfying the performance obligation.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process in developing the cost estimates (ii) discussion with the Company’s clinical and manufacturing personnel to understand the estimates used in developing the cost estimates (iii) evaluating the appropriateness of management’s estimates of total costs to satisfy the performance obligation; (iv) evaluating whether the cost estimates used by management were reasonable considering consistency with company-specific data; and (v) determining the reasonableness of the assumptions used in management’s estimation process.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

March 29, 2022

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$53,840	$31,657
Accounts receivable	67	84
Prepaid expenses and other current assets	871	723
Total current assets	54,778	32,464
Property and equipment, net	321	361
Operating lease right-of-use asset	2,093	1,489
Long-term restricted cash	1,625	204
Goodwill	-	3,577
Total assets	$58,817	$38,095
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$839	$851
Accrued expenses	1,233	2,028
Operating lease liability	1,431	1,135
Deferred revenue	939	4,166
Total current liabilities	4,442	8,180
Deferred revenue, net of current portion	6,069	6,168
Operating lease liability, net of current portion	857	608
Total liabilities	11,368	14,956
Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value — 6,745 and no shares authorized at December 31, 2021 and December 31, 2020, respectively; 1,830 and no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,081	-
Common stock, $0.0001 par value — 200,000,000 shares authorized at December 31, 2021 and December 31, 2020; 3,222,037 and 1,805,250 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	301,008	257,608
Accumulated deficit	(254,640)	(234,469)
Total stockholders’ equity	47,449	23,139
Total liabilities and stockholders’ equity	$58,817	$38,095

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020
Revenues	$5,169	$12,634

Operating expenses:
Research and development	15,382	15,609
General and administrative	6,377	6,887
Impairment of goodwill	3,577	-
Total operating expenses	25,336	22,496
Loss from operations	(20,167)	(9,862)
Other income/(expense):
Interest income	7	82
Warrant inducement expense	-	(9,289)
Other expense, net	(11)	(239)
Total Other income/(expense)	(4)	(9,446)
Net loss	(20,171)	(19,308)
Less: Deemed dividend - beneficial conversion feature of preferred stock	(3,197)	-
Net loss attributable to common stockholders	$(23,368)	$(19,308)
Net loss per share attributable to common stockholders - basic and diluted	$(8.63)	$(13.43)
Weighted average common shares outstanding - basic and diluted	2,708,558	1,437,666

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	-	$-	1,805,250	$-	$257,608	$(234,469)	$23,139
Issuance of preferred stock and common stock warrants, net of issuance costs	6,745	3,984	-	-	2,056	-	6,040
Beneficial conversion feature of preferred stock	-	(3,197)	-	-	3,197	-	-
Deemed dividend related to beneficial conversion feature of preferred stock	-	3,197	-	-	(3,197)	-	-
Conversion of preferred stock to common stock	(4,915)	(2,903)	409,585	-	2,903	-	-
Issuance of common stock, net of issuance costs	-	-	1,000,000	-	37,079	-	37,079
Exercise of warrants	-	-	7,202	-	204	-	204
Share-based compensation	-	-	-	-	1,158	-	1,158
Net loss	-	-	-	-	-	(20,171)	(20,171)
Balance — December 31, 2021	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020	-	$-	999,723	$-	$226,180	$(215,161)	$11,019
Issuance of common stock, net of issuance costs	-	-	239,379	-	7,314	-	7,314
Exercise of warrants, net of issuance costs	-	-	550,023	-	13,643	-	13,643
Exercise of pre-funded warrants	-	-	15,000	-	-	-	-
Warrant inducement expense	-	-	-	-	9,289	-	9,289
Exercise of stock options	-	-	1,125	-	24	-	24
Share-based compensation	-	-	-	-	1,158	-	1,158
Net loss	-	-	-	-	-	(19,308)	(19,308)
Balance — December 31, 2020	-	$-	1,805,250	$-	$257,608	$(234,469)	$23,139

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,171)	$(19,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	215
Amortization of operating lease right-of-use asset	1,067	828
Share-based compensation	1,158	1,158
Warrant inducement expense	-	9,289
Impairment of goodwill	3,577	-
Changes in operating assets and liabilities:
Accounts receivable	17	7,116
Prepaid expenses and other current assets	(148)	54
Accounts payable	(149)	226
Accrued expenses	(795)	(486)
Operating lease liability	(1,126)	(619)
Deferred revenue	(3,326)	(10,956)
Net cash used in operating activities	(19,727)	(12,483)
Cash flows from investing activities:
Purchases of property and equipment	(144)	(281)
Net cash used in investing activities	(144)	(281)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock and common stock warrants, net of issuance costs	6,192	-
Proceeds from issuance of common stock, net of issuance costs	37,079	7,314
Proceeds from exercise of common stock warrants, net of issuance costs	204	13,643
Proceeds from exercise of common stock options	-	24
Proceeds from Paycheck Protection Program loan	-	617
Repayment of Paycheck Protection Program loan	-	(617)
Net cash provided by financing activities	43,475	20,981
Net increase in cash, cash equivalents and restricted cash	23,604	8,217
Cash, cash equivalents and restricted cash — beginning of period	31,861	23,644
Cash, cash equivalents and restricted cash — end of period	$55,465	$31,861

Supplemental disclosures of non-cash investing and financing information:
Fixed asset purchases in accounts payable	$(10)	$25
Issuance costs in accounts payable	$(152)	$-
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$1,671	$1,687
Conversion of preferred stock to common stock	$2,903	$-
Preferred stock issuance costs associated with placement agent warrants	$300	$-
Beneficial conversion feature of preferred stock	$3,197	$-
Deemed dividend related to beneficial conversion feature of preferred stock	$(3,197)	$-

See accompanying notes to consolidated financial statements

PULMATRIX, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a clinical-stage biotechnology company focused on the discovery and development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE™- based therapeutic candidates targeted at prevention and treatment of a range of respiratory and other diseases with significant unmet medical needs.

Reverse Stock Split

On February 28, 2022, the Company effectuated a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”) pursuant to which every 20 shares of the Company’s issued and outstanding common stock were automatically converted into 1 share of common stock, without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share. Accordingly, as required in accordance with U.S. GAAP (as defined below), all common share and per share data are retrospectively restated to give effect of the Reverse Stock Split for all periods presented herein.

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

Risks and Uncertainties

The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the property rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

Based on its current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2021, will be adequate to fund our currently anticipated operating expenses for at least twelve months from the date of these financial statements. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations. In addition, any disruption in the capital markets caused by the novel coronavirus (“COVID-19”) pandemic could make any financing more challenging, and there can be no assurance that Pulmatrix will be able to obtain such financing on commercially reasonable terms or at all. Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. The most significant estimates and assumptions in the Company’s consolidated financial statements include, but are not limited to, estimates of future expected costs in order to derive and recognize revenue, estimates related to clinical trial accruals and upfront deposits, fair value used to record preferred stock and warrants transactions, incremental borrowing rate, accounting for income taxes and the related valuation allowance, and goodwill impairment.

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

For the years ended December 31, 2021 and 2020, revenue from two customers accounted for 99% and 99% of revenue recognized in the consolidated statements of operations, respectively. As of December 31, 2021 and 2020, one customer accounted for 96% and 93% of accounts receivable, respectively.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are held in U.S. banks and consist of liquid investments and money market funds with a maturity from date of purchase of 90 days or less that are readily convertible into cash. Cash and cash equivalents consist of cash, checking accounts and money market accounts.

Restricted cash represents cash held in a depository account at a financial institution to collateralize conditional stand-by letters of credit related to the Company’s current and future office and laboratory facility lease agreements in the amounts of $1,421 and $153, respectively, as well as $51 deposited in a money market account as security for a credit card as of December 31, 2021. As of December 31, 2020, restricted cash was comprised of a conditional stand-by letter of credit related to the Company’s current office and laboratory facility lease agreements and deposits in a money market account held as security for a credit card in the amounts of $153 and $51, respectively. Restricted cash is reported as non-current unless the restrictions are expected to be released in the next 12 months.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the consolidated balance sheets that sum to the total of the same amounts in the consolidated statement of cash flows:

	Year Ended December 31,
	2021	2020

Cash and cash equivalents	$53,840	$31,657
Restricted cash	1,625	204
Total cash, cash equivalents and restricted cash	$55,465	$31,861

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

As of December 31, 2021 and 2020, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis, except for money market funds which are a Level 1 instrument, measured at fair value on a recurring basis and included in Cash and cash equivalents in the consolidated balance sheets in the amount of $47,758 and $29,054 respectively. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items, such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for the lease and non-lease components as a combined lease component. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition

The Company’s principal sources of revenue during the years ended December 31, 2021 and 2020, were derived from collaboration arrangement and license agreements that relate to the development and commercialization of Pulmazole under the Cipla Agreement and our license, development and commercialization arrangement under the JJEI Agreement.

At inception, management determines whether contracts are within the scope of ASC 606 or other topics, including ASC 808, Collaborative Arrangements (“ASC 808”). For contracts that are within the scope of ASC 808, the Company evaluates whether the counterparty is a customer for any of the units of account (i.e., distinct goods and services) in the contract. For units of account where the counterparty is considered a customer, the Company applies ASC 606 to those unit(s) of account, including recognition, measurement, presentation, and disclosure guidance. To date, the Company has determined it is appropriate to apply ASC 606 to all contracts and units of account for contracts within the scope of ASC 808.

For contracts and units of account that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which management expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, management applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Identification of Performance Obligations. Performance obligations promised in a contract are identified at contract inception based on the goods and services that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

Transaction Price and Milestone Payments. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. At the inception of each contract that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Management evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each reporting period, management reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Exclusive Licenses. If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the counterparty can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Research and Development Services. The promises under the Company’s arrangements may include research and development services to be performed by the Company on behalf of the counterparty. Payments or reimbursements from customers resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. The Company uses an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Reimbursements from and payments to the counterparty that are the result of a collaborative relationship, instead of a customer relationship, such as co-development activities, are recognized as the services are performed and presented as a reduction to research and development expense. To date, the Company has determined that all arrangements which include research and development services have been transacted with customers and recognized on a gross basis using ASC 606.

Royalties. For contracts that include sales-based royalties, including milestone payments upon first commercial sales and milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.

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

For a complete discussion of accounting for the Company’s revenue contracts, see Note 5, Significant Agreements.

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, clinical research organizations (“CROs”) and clinical manufacturing organizations (“CMOs”). Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as freestanding derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of any beneficial conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. Deemed dividends are also recorded for the intrinsic value of beneficial conversion options embedded in preferred stock based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred stock.

Common Stock Warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consist of warrants to purchase common stock that were issued in connection with its (i) convertible preferred stock, (ii) private placements, (iii) term loan, (iv) consulting services and (v) underwriting and representative services. The Company evaluated these warrants to assess their proper classification and determined that the common stock warrants meet the criteria for equity classification in the consolidated balance sheets.

Basic and Diluted Net Loss Per Share

Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The participating securities consist of the Company’s preferred stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the preferred shares and diluted net loss per share is the same as basic net loss per share because common stock equivalents are excluded as their inclusion would be anti-dilutive.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the goodwill exceeds the fair value of the Company. The impact of the COVID-19 pandemic was considered in our qualitative assessment. Given the Company’s common stock value decline during 2021, and based on the quantitative assessment, the Company determined that goodwill was impaired, and a full impairment charge of $3,577 was recorded during the year ended December 31, 2021.

Reclassifications of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheet and statement of cash flows for fiscal year ended December 31, 2020, to reclassify deferred operating costs classified in Prepaid expenses and other current assets and Accounts payable.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06, which simplifies the guidance on accounting for convertible financial instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such convertible financial instruments. Instead, we will account for convertible financial instruments wholly as debt or equity, unless certain other conditions are met. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and share settlement when an instrument can be settled in cash or shares at the entity’s option, unless the instrument is a liability-classified share-based payment award. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

In April 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU 2021-04”). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company plans to adopt ASU 2021-04 on January 1, 2022 and does not expect it to have a material impact on the consolidated financial statements.

As of December 31, 2021, there have been no other new, or existing recently issued or adopted, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2021	2020
Insurance	$325	$276
Clinical and consulting	230	317
Other	316	130
Total prepaid and other current assets	$871	$723

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Laboratory equipment	$1,838	$1,702
Computer equipment	304	302
Office furniture and equipment	217	217
Leasehold improvements	602	596
Capital in progress	-	25
Total property and equipment	2,961	2,842
Less accumulated depreciation and amortization	(2,640)	(2,481)
Property and equipment, net	$321	$361

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $169 and $215, respectively. During the years ended 2021 and 2020, the Company disposed of certain fixed asset with immaterial gross costs and accumulated depreciation.

5. Significant Agreements

Development and Commercialization Agreement with Cipla Technologies LLC (“Cipla”)

On April 15, 2019, the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole, the Company’s inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma.

The Company received a non-refundable upfront payment of $22,000 (the “Upfront Payment”) under the Cipla Agreement. Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to Pulmonary Indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE™ technology. A portion of the Upfront Payment was deposited by the Company into a bank account, along with an equal amount from the Company, and will be dedicated to the development of the Product (the “Initial Development Funding”). After the Initial Development Funding is depleted, the Company and Cipla will each be responsible for a portion of the development costs actually incurred as described below (the “Co-Development Phase”).

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

The Company and Cipla will each be responsible for 60% and 40%, respectively, of the Company’s overhead costs and the time spent by the Company’s employees and consultants on development of the Product (“Direct Costs”), provided, that Cipla will reimburse the Company an amount equal to 10% of aggregate Direct Costs upon the achievement of certain development milestones set forth in the table below. The Company will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

Pursuant to the Cipla Agreement, (i) all development and commercialization activities with respect to the Product in India, South Africa, Sri Lanka, Nepal, Iran, Yemen, Myanmar and Algeria (such countries, the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and (ii) Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory.

In partnership with Cipla, the Company initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA. This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clincal study conduct.

Folloiwng termination of the Phase 2 clincial study, the Company conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The Phase 2b clinical study design includes a 16-week dosing regimen with an 8-weel follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned Phase 2b clinical study, was approved on November 8, 2021.

In addition to the terms of the Cipla Agreement described above, if any of the below development milestones are not met by the date that is nine months after the applicable deadline for achieving such development milestone, either party may elect to terminate its obligation to fund additional development costs, in which case either (i) the non-Terminating Party can acquire the rights of the Terminating Party for fair market value or (ii) the parties will monetize the Product. The table below sets forth the development milestones.

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the JSC.	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act (the “PDUFA”)	To be proposed by JSC

Accounting Treatment

The Company concluded that because both it and Cipla are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, the Company’s collaboration with Cipla is within the scope of ASC 808. The Company concluded that Cipla is a customer since they contracted with the Company to obtain research and development services and a license to the Assigned Assets, each of which is an output of the Company’s ordinary activities, in exchange for consideration. Therefore, the Company has applied the guidance in ASC 606 to account for the research and development services and a license within the contract. The Company determined that the research and development services and license to the Assigned Assets are considered highly interdependent and highly interrelated and therefore are considered a single combined performance obligation because Cipla cannot benefit from the license without the performance by Pulmatrix of the research and development services. Such research and development services are highly specialized and proprietary to Pulmatrix and therefore not available to Cipla from any other third party.

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

Revenue is recognized for the Cipla Agreement as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the Company’s obligations. In management’s judgment, this input method is the best measure of the transfer of control of the combined performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheets, with amounts expected to be recognized in the next 12 months recorded as current.

The Company received the $22,000 Upfront Payment in May 2019. During the year ended December 31, 2020, the Company recognized $5,749 in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. As of December 31, 2020, the aggregate transaction price related to the Company’s unsatisfied obligations was $8,341 and was recorded in deferred revenue, $2,173 of which was current.

The Company concluded that the Amendment represented a contract modification that is treated for accounting purposes as the termination of the Cipla Agreement and a creation of a new contract (the “Amended Cipla Agreement”). Accordingly, the modification is accounted for on a prospective basis. The total transaction price for the Amended Cipla Agreement includes variable consideration from the Amendment as well as $7,397 deferred under the Cipla Agreement as of the Amendment execution date. Revenue is recognized for the Amended Cipla Agreement as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the Company’s obligations.

During the year ended December 31, 2021, the Company recognized $1,398 in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. As of December 31, 2021, the aggregate transaction price related to the Company’s unsatisfied obligations was $7,008 and was recorded in deferred revenue, $939 of which was current.

Collaboration and License Agreement with Sensory Cloud, Inc. (“Sensory Cloud”)

On April 9, 2020, the Company entered into a Collaboration and License Agreement (the “Sensory Cloud Agreement”) with Sensory Cloud. Under the terms of the Agreement, the Company has granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR003 and PUR006, the Company’s proprietary aerosol salt solution for delivery or administration to or through the nasal passages, as well as related patents and know-how, for use in the field (the “Licensed Product”). PUR003 and PUR006, also known as NasoCalm, was originally developed by the Company as a potential anti-infective biodefense medical countermeasure product. Sensory Cloud will be using NasoCalm, now integral in their product FEND, a hypertonic calcium chloride salt solution with nasal mister. For purposes of the Sensory Cloud Agreement, the field means the formulation and commercialization of over-the-counter products for the prophylaxis, prevention and treatment of upper and lower respiratory disease that are delivered or administered to or through the nasal passages. The license granted to Sensory Cloud does not cover the development or commercialization of any prescription products.

Under the terms of the Sensory Cloud Agreement, Sensory Cloud may develop other over-the-counter Licensed Products that contain other active pharmaceutical ingredients or therapeutic agents and combine the Licensed Product with one or more of Sensory Cloud’s proprietary delivery devices. In addition, Pulmatrix has granted Sensory Cloud an exclusive right of first refusal to any new over-the-counter products in the field that may be developed by Pulmatrix.

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

The Sensory Cloud Agreement shall terminate at such time that Pulmatrix would no longer be entitled to royalties because there are no longer any valid claims of a patent within the licensed intellectual property covering any Licensed Product. Upon there being no more such royalty payments owed by Sensory Cloud for a Licensed Product, the licenses granted by Pulmatrix to Sensory Cloud shall become fully paid up, royalty free, perpetual, irrevocable and non-exclusive licenses to such Licensed Product. The Sensory Cloud Agreement may also be terminated earlier by Sensory Cloud for convenience and by Sensory Cloud or Pulmatrix for material breach or upon the bankruptcy or insolvency of the other party.

Accounting Treatment

Royalty revenues from the Company’s agreements with third parties are recognized when the Company can reasonably determine the amounts earned. This will be upon notification from Sensory Cloud, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. No provision for uncollectible accounts is established upon recognition of revenues. Sensory Cloud commenced their product launch in October 2020. During the years ended December 31, 2021 and 2020, the Company recorded royalty revenue from Sensory Cloud Agreement of $23 and $6 respectively.

License, Development and Commercialization Agreement with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”)

All rights to the Company’s kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted to the Company upon the termination of our License, Development and Commercialization Agreement (the “JJEI License Agreement”), dated December 26, 2019, with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). JJEI notified the Company that they were terminating the JJEI License Agreement in April 2021, and the effective date of the termination was July 6, 2021.

Accounting Treatment

Revenue associated with the combined research and development services for the Licensed Product and the irrevocable license is recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method is the best measure of the transfer of control of the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue in the Company’s consolidated balance sheet. During the year ended December 31, 2020, the Company recognized $6,854 in revenue related to the research and development services and license agreement in the Company’s consolidated statements of operations. As of December 31, 2020, $1,993 was recorded as deferred revenue in the Company’s consolidated balance sheets which was all recognized in revenue during the year ended December 31, 2021. In total, during the year ended December 31, 2021, the Company recognized $3,748 in revenue related to the research and development services and license agreement in the Company’s consolidated statements of operations.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020

Wages and incentives	991	813
Clinical and consulting	97	1,010
Vacation	$60	$56
Legal and patents	58	129
Other	27	20
Total accrued expenses	$1,233	$2,028

7. Preferred Stock

The Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 500,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. As of December 31, 2020, there were no shares of preferred stock outstanding and no series designated and authorized. During the year ended December 31, 2021, the Articles were amended to designate and authorize 6,745.008 shares of series A convertible preferred stock.

On December 17, 2021, the Company closed a registered direct offering with certain institutional investors for the issuance and sale of an aggregate of 6,745.008 shares of convertible preferred stock and warrants to purchase up to an aggregate of 281,047 shares of common stock, par value $0.0001 per share, for gross proceeds of $6,745, or net cash proceeds of $6,040 after deducting $705 related to placement agent’s fees and other offering expenses. The shares of preferred stock have a stated value of $1 per share and are initially convertible into an aggregate of 562,085 shares of common stock at a conversion price of $12.00 per share at any time. The common warrants have an exercise price of $13.99 per share. In addition, the Company issued the placement agent designees warrants to purchase up to 36,538 shares of common stock at an exercise price of $14.99 per share and their fair value of $422 was recorded as an additional offering cost. Both the common warrants and the placement warrants are exercisable six months following the date issuance and have a five-year term.

The preferred stock does not have any mandatory redemption provisions, contingently redeemable redemption provisions, preferential dividend rights, liquidation preferences, or voting rights, apart from mirrored, non-discretionary voting rights with common stock as a single class, equal to 100,000 votes per share of common stock underlying the preferred stock on the Reverse Stock Split proposal which was approved by the Company’s stockholders at a special stockholder meeting on February 10, 2022.

The Company evaluated the classification of the preferred stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the preferred stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to both instruments of $4,784 and $1,961, respectively. The issuance costs, inclusive of the fair value of warrants issued to placement agent designees, were allocated between the preferred stock and the warrants issued to investors in a systematic and rational manner resulting in an allocation to both instruments of $800 and $328, for an initial net allocation of $3,984 and $1,633, respectively. On the issuance date, the Company estimated the fair value of the warrants issued to investors and to placement agent designees using a Black-Scholes option pricing model using the following assumptions: (i) contractual term of 5 years, (ii) expected volatility rate of 117.98%, (iii) risk-free interest rate of 1.23%, (iv) expected dividend rate of 0%, and (v) closing price of the Company’s common stock of the day immediately preceding the registered direct offering. The fair value of preferred stock was estimated based upon equivalent common shares that preferred stock could have been converted into at the closing price of the day immediately preceding the purchase date.

The embedded conversion feature was evaluated and bifurcation from the preferred stock equity host was not considered necessary. A beneficial conversion feature was separately recorded as a discount to the preferred stock resulting in the amount of $3,197 based on the intrinsic value of the beneficial conversion feature. As the preferred stock was immediately convertible into common stock, a deemed dividend related to the discount associated with the beneficial conversion feature was immediately recorded.

As of December 31, 2021, 4,915.008 shares of preferred stock were converted into 409,585 shares of common stock. Subsequent to December 31, 2021 and prior to the date the consolidated financial statements were issued, an additional 915 shares of preferred stock were converted into 76,250 shares of common stock.

8. Common Stock

2021

At-the-Market Offering

In May 2021, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as the Company’s sales agent with respect to the issuance and sale of up to $20,000,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by the Company, HCW may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

There have been no sales of common stock as of December 31, 2021 under the Sales Agreement.

Registered Direct Offering

On February 16, 2021, the Company closed on a registered direct offering with certain healthcare-focused institutional investors for the sale of 1,000,000 shares of its common stock for gross proceeds of $40,000, or $37,079 after deducting placement agent’s fees and other offering expenses. In connection with the offering, 65,003 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $49.99 per share. The fair value of the placement agent warrants was $31.40 per share. The shares of common stock were offered by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019, and declared effective by the SEC on March 15, 2019.

Exercise of Warrants

During the year ended December 31, 2021, warrants issued in 2019 and 2020 were exercised on a cash basis to purchase 7,202 shares of our common stock for proceeds of $204.

2020

Warrant Inducement

On July 9, 2020, the Company entered into letter agreements with certain existing accredited investors to exercise certain existing and outstanding warrants (“Existing Warrants”) to purchase through a cash exercise up to an aggregate of 504,287 shares of the Company’s common stock at the existing exercise price of $27.00 per share. The Existing Warrants were issued in an underwritten public offering pursuant to a registration statement on Form S-1 and an additional registration statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, that was consummated in April 2019.

In consideration for the exercise of the Existing Warrants for cash, the Company agreed to issue the exercising holders new unregistered warrants (“Inducement Warrants”) in three tranches which occurred on July 13, 2020, July 23, 2020, and August 7, 2020, to purchase up to an aggregate of 503,045 shares of common stock at an exercise price of $35.99 per share and with an exercise period of five years from July 14, 2020. The gross proceeds to the Company from the exercise of 504,287 warrants was approximately $13,616. After deducting placement agent fees and offering expenses of approximately $1,112, the Company recorded net proceeds of $12,504.

As compensation, the Company issued warrants to designees of the placement agent on substantially the same terms as the Inducement Warrants to purchase up to an aggregate of 32,785 shares of common stock in two tranches which occurred on July 13, 2020 and August 7, 2020, at an exercise price per share of $44.99 with an exercise period of five years from July 14, 2020.

All Inducement Warrants and the placement warrants were registered pursuant to a registration statement on Form S-3, which was declared effective on August 13, 2020. At issuance, the Inducement Warrants and the placement agent warrants had a weighted average fair value of approximately $18.40 and $17.40 per award, respectively. These weighted average fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years, expected volatility of 99.0%, risk-free interest rate of 0.28% and expected dividend yield of 0.0%. The weighted average grant date fair value of approximately $9,289 associated with the Inducement Warrants, was recorded as a warrant inducement expense in the accompanying statements of operations with an offset to additional paid-in capital.

Registered Direct Offering

On April 20, 2020, the Company sold 239,379 shares at $33.42 per share, pursuant to a securities purchase agreement, dated as of April 16, 2020, by and among the Company and certain institutional investors, for gross proceeds of approximately $8,000. After deducting placement agent fees and offering expenses of approximately $686, the Company recorded net proceeds of $7,314. In a concurrent private placement, the Company issued warrants to purchase an aggregate of up to 239,380 shares of its common stock to investors with an exercise price of $30.99 per share and an expiration date of April 20, 2022. In addition, the Company issued warrants to purchase up to 15,562 shares of its common stock to the designees of the placement agent with an exercise price of $41.77 per share and an expiration date of April 20, 2022. The investor and placement agent warrants have a fair value of approximately $12.80 and $10.80 per share, respectively.

Exercise of Warrants

In addition to the warrant exercise inducement and the registered direct offering, during the year ended December 31, 2020, the Company issued 45,736 shares of common stock, upon exercise of warrants to purchase 55,860 shares of common stock and 15,000 shares of common stock, upon exercise of pre-funded warrants for proceeds of $1,139.

9. Warrants

The following table summarizes warrant activity for the years ended December 31, 2021 and 2020:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	932,760	15,000	$72.20	4.17	$-
Warrants issued	792,022	-	35.00
Warrants exercised	(560,147)	-	26.40
Pre-funded warrants exercised	-	(15,000)	0.20
Expirations	(276)	-	2,045.40
Outstanding December 31, 2020	1,164,359	-	$68.20	3.30	$-
Warrants issued	382,588		20.20
Warrants exercised	(7,202)		33.41
Outstanding December 31, 2021	1,539,745	-	$56.39	2.98	$-

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
		Adjusted		Year ended December 31,
Issue Date	Classification	Exercise Price	Expiration Date	2021	2020
December 17, 2021	Equity	$14.99	December 15, 2026	36,538	-
December 17, 2021	Equity	$13.99	December 17, 2026	281,047	-
February 16, 2021	Equity	$49.99	February 11, 2026	65,003	-
August 7, 2020	Equity	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	Equity	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	Equity	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	Equity	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	Equity	$35.99	July 14, 2025	334,800	336,050
April 20, 2020	Equity	$30.99	April 20, 2022	239,380	239,380
April 20, 2020	Equity	$41.77	April 20, 2022	15,562	15,562
April 8, 2019	Equity	$26.99	April 8, 2024	65,907	66,859
April 8, 2019	Equity	$33.74	April 3, 2024	39,871	39,871
February 12, 2019	Equity	$36.62	February 7, 2024	5,548	5,548
February 12, 2019	Equity	$26.79	August 12, 2024	66,675	71,675
February 4, 2019	Equity	$42.49	January 30, 2024	1,732	1,732
January 31, 2019	Equity	$42.49	January 26, 2024	511	511
December 3, 2018	Equity	$77.99	June 3, 2024	46,876	46,876
April 3, 2018	Equity	$149.99	April 3, 2023	117,559	117,559
April 4, 2018	Equity	$149.99	April 4, 2023	5,751	5,751
June 15, 2015	Equity	$1,509.99	Five years after milestone achievement	15,955	15,955

Total Outstanding				1,539,745	1,164,359

10. Share-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). As of December 31, 2021, the 2013 Plan provided for the grant of up to 293,262 shares of the Company’s common stock, of which 93,481 shares remained available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of December 31, 2021, the two legacy plans have a total of 63 options outstanding all of which are fully vested and for which common stock will be delivered upon exercise.

Stock Options

During the year ended December 31, 2021, the Company granted options to purchase 51,539 and 6,500 shares of the Company’s common stock to employees and directors, respectively. The stock options granted vest over time (the “Time Based Options”). Subject to the grantee’s continuous service with the Company, Time Based Options vest in one of the following ways: (i) 25% at the one year anniversary of the vesting start date and the remainder in 36 equal monthly installments beginning in the thirteenth month after the vesting start date or (ii) in 48 equal monthly installments beginning on the first monthly anniversary after the vesting start date or (iii) 25% at the time of grant and the remainder in 36 equal monthly installments beginning in the first month after the vesting start date. Stock options expire ten years after the date of grant.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding — January 1, 2020	44,968	$231.90	8.52	$-
Granted	117,215	30.42
Exercised	(1,125)	21.20		9.55
Forfeited or expired	(16,096)	289.87
Outstanding — December 31, 2020	144,962	$64.20	8.75	$59.86
Granted	58,039	27.79
Forfeited or expired	(6,995)	83.78
Outstanding — December 31, 2021	196,006	$52.72	8.12	$-
Exercisable — December 31, 2021	95,233	$78.20	7.73	$-

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2021 and 2020, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $33.00 and $38.00 for the years ended December 31, 2021 and 2020, respectively. The weighted-average assumptions used in determining fair value of the employee stock options for the years ended December 2021 and 2020, are as follows:

	Year ended December 31,
	2021	2020
Expected option life (years)	5.98	5.93
Risk-free interest rate	0.64%	1.57%
Expected volatility	104.96%	93.93%
Expected dividend yield	0%	0%

The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The risk-free interest rate was obtained from U.S. Treasury rates for the expected life of the stock options. The Company’s expected volatility was based upon the weighted average of historical volatility for industry peers and its own volatility. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

As of December 31, 2021, there was $2,182 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

The following table presents total stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively:

	Year ended December 31,
	2021	2020
Research and development	$217	$185
General and administrative	941	973
Total stock-based compensation expense	$1,158	$1,158

11. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of December 31, 2021, we had aggregate commitments to pay approximately $296 remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

12. Leases

Current Corporate Headquarters

The Company has limited leasing activities as a lessee and are primarily related to its corporate headquarters located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The lease is for approximately 22,000 square feet of office and lab space under a lease with 99 Hayden LLC which was subsequently amended on April 30, 2020 and October 6, 2021, and will expire on June 30, 2023. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The Company also leases small office equipment which is primarily short-term or immaterial in nature. Therefore, no right-of-use assets and lease liabilities are recognized for these leases.

The components of lease expense for the Company for the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
Lease Cost
Fixed lease cost	$1,135	$909
Variable lease cost	417	421
Total lease cost	$1,552	$1,330
Other information
Immaterial office equipment lease obligation, 4 year lease	$12	$15
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,194	$698
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,671	$1,687
Weighted-average remaining lease term — operating leases	1.5 years
Weighted-average discount rate — operating leases	2.97%	5.23%

Maturities of lease liabilities due under these lease agreements as of December 31, 2021 are as follows:

Operating Leases
Maturity of lease liabilities
2022	$1,478
2023 (half year)	862
Total lease payments	2,340
Less: interest	(52)
Total lease liabilities	$2,288

Reported as of December 31, 2021
Lease liabilities — short term	$1,431
Lease liabilities — long term	857
$2,288

Future Corporate Headquarters

On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprises approximately 20,000 square feet of office and lab space and is expected to commence in May 2023, following completion of construction to prepare the premises for the Company’s intended use. The improvements will be funded by the landlord through a tenant allowance of up $3,920. The lease provides for base rent of $101 per month, which will increase 3% each year over the ten year noncancellable term. The Company has the option to extend the lease for one additional 5-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

During the construction period, the Company will evaluate the nature of the costs incurred to determine the accounting owner of the improvements. If it is determined the improvements are Company owned assets, they will be capitalized by the Company in accordance with ASC 360, Property, Plant and Equipment. As of the date the consolidated financial statements were issued, construction had not yet commenced and a lease commencement date in accordance with ASC 842 had not occurred.

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the year ended December 31, 2021 and 2020.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the consolidated financial statements is as follows:

	2021	2020
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.0%	3.1%
Research and development credits	1.8%	2.6%
Expiration of stock options	(0.3)%	(2.3)%
Write-down of goodwill assets	(3.7)%	—
Non-deductible warrant inducement	—	(10.1)%
Permanent differences	(0.3)%	(0.4)%
Limitations on credits and net operating losses	(16.3)%	(5.3)%
Other	—	(0.8)%
Change in valuation allowance	(7.2)%	(7.8)%
Total	—	—

The significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$10,836	$8,732
Research and development credit carryforwards	12	356
Capitalized start-up expenses	432	572
Share-based compensation	815	664
Lease liability	625	476
Other	2,415	2,716
Total deferred tax assets	15,135	13,516
Deferred tax liabilities:
Right of use asset	(572)	(407)
Total deferred tax liabilities	(572)	(407)
Valuation allowance	(14,563)	(13,109)
Net deferred tax liabilities	$—	$—

At December 31, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $50,520 and $3,592, respectively, which were available to reduce future taxable income. The Company has unlimited federal net operating loss carryforwards of $46,736 and federal and state net operating loss carryforwards of $2,670 and $3,784, respectively, which will expire at various dates from 2023 through 2041. The Company has research and development credits for federal income tax purposes of approximately $12, which begin to expire in 2041.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which it believes has resulted in changes in control as defined by Sections 382 and 383 of the Internal Revenue Code. The Company has completed an assessment through December 31, 2021 to determine the impact of the Section 382 and 383 ownership changes and has reduced their income tax credit and loss carryforwards.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2021 and 2020. The valuation allowance increased by $1,454 during the year ended December 31, 2021, primarily due to the increase in loss carryforwards by the Company.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of both Acts and has determined that any impact is not material to its consolidated financial statements.

The Company applies ASC 740 for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance.

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is utilized. The Company’s returns remain subject to federal and state audits for the years 2018 through 2021. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The Company anticipates that the amount of unrecognized tax benefits will not materially change in the next twelve months.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2020	$87
Additions for current year tax positions	34
Reductions for prior year tax positions	(121)
Balance — December 31, 2020	-
Additions for current year tax positions	130
Reductions for prior year tax positions	(130)
Balance — December 31, 2021	$-

The Company’s total uncertain tax positions decreased during the year ended December 31, 2021 as a result of the reduction of tax credit and loss carryforward that were determined to be limited for future utilization by the Company under Sections 382 and 383. None of the uncertain tax positions that, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

14. Net Loss Per Share

Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The participating securities consist of the Company’s preferred stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the preferred shares and diluted net loss per share is the same as basic net loss per share because common stock equivalents are excluded as their inclusion would be anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Year ended December 31,
	2021	2020
Options to purchase common stock	196,004	144,960
Preferred stock convertible into common stock	152,500	-
Warrants to purchase common stock	1,539,745	1,164,359
Total	1,888,249	1,309,319

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2021 through the date the consolidated financial statements were issued, to ensure that the consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the financial statements.

Stock Option Activity

Subsequent to December 31, 2021 and through the date the consolidated financial statements were issued, the Company granted 92,367 stock options to employees and directors of the Company under the 2013 Plan.

