Form 10-Q
period 2022-03-31
Pulmatrix, Inc.
filed 2022-05-12
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, the registrant had 3,387,172 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,534	$53,840
Accounts receivable	1,113	67
Prepaid expenses and other current assets	1,961	871
Total current assets	50,608	54,778
Property and equipment, net	319	321
Operating lease right-of-use asset	1,751	2,093
Long-term restricted cash	1,625	1,625
Total assets	$54,303	$58,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,227	839
Accrued expenses	1,067	1,233
Operating lease liability	1,566	1,431
Deferred revenue	1,517	939
Total current liabilities	5,377	4,442
Deferred revenue, net of current portion	5,739	6,069
Operating lease liability, net of current portion	430	857
Total liabilities	11,546	11,368
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value — 6,746 shares authorized at March 31, 2022 and December 31, 2021; 915 and 1,830 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	540	1,081
Common stock, $0.0001 par value — 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 3,310,922 and 3,222,037 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	301,830	301,008
Accumulated deficit	(259,613)	(254,640)
Total stockholders’ equity	42,757	47,449
Total liabilities and stockholders’ equity	$54,303	$58,817

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$1,160	$1,390
Operating expenses:
Research and development	4,149	3,856
General and administrative	1,974	1,619
Total operating expenses	6,123	5,475
Loss from operations	(4,963)	(4,085)
Other income (expense):
Interest income	1	3
Other expense, net	(11)	(22)
Total other income (expense)	(10)	(19)
Net loss	$(4,973)	$(4,104)
Net loss per share attributable to common stockholders - basic and diluted	$(1.51)	$(1.78)
Weighted average common shares outstanding - basic and diluted	3,297,280	2,301,610

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(915)	(541)	76,250	-	541	-	-
Adjustment due to reverse stock split	-	-	12,635	-	-	-	-
Stock-based compensation	-	-	-	-	281	-	281
Net loss	-	-	-	-	-	(4,973)	(4,973)
Balance — March 31, 2022	915	$540	3,310,922	$-	$301,830	$(259,613)	$42,757

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	-	$-	1,805,250	$-	$257,608	$(234,469)	$23,139
Issuance of common stock, net of issuance costs	-	-	1,000,000	-	37,079	-	37,079
Exercise of warrants	-	-	7,202	-	204	-	204
Stock-based compensation	-	-	-	-	328	-	328
Net loss	-	-	-	-	-	(4,104)	(4,104)
Balance — March 31, 2021	-	$-	2,812,452	$-	$295,219	$(238,573)	$56,646

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,973)	$(4,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	51
Amortization of operating lease right-of-use asset	342	239
Stock-based compensation	281	328
Changes in operating assets and liabilities:
Accounts receivable	(1,046)	(3)
Prepaid expenses and other current assets	(1,090)	(165)
Accounts payable	517	(22)
Accrued expenses	(166)	(160)
Operating lease liability	(292)	(278)
Deferred revenue	248	(1,381)
Net cash used in operating activities	(6,144)	(5,495)

Cash flows from investing activities:
Purchases of property and equipment	(10)	-
Net cash used in investing activities	(10)	-

Cash flows from financing activities:
Preferred stock issuance costs	(152)	-
Proceeds from issuance of common stock, net of issuance costs	-	37,079
Proceeds from exercise of warrants	-	204
Net cash (used in) provided by financing activities	(152)	37,283
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,306)	31,788
Cash, cash equivalents and restricted cash — beginning of period	55,465	31,861
Cash, cash equivalents and restricted cash — end of period	$49,159	$63,649

Supplemental information:
Cash and cash equivalents	$47,534	$63,445
Restricted cash	$1,625	$204
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$49,159	$63,649
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases in accounts payable	$33	$15
Conversion of preferred stock to common stock	$541	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PULMATRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Reverse Stock Split

On February 28, 2022, the Company effectuated a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”) pursuant to which every 20 shares of the Company’s issued and outstanding common stock were automatically converted into 1 share of common stock, without any change in the par value per share. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split will be rounded up to the nearest whole share. Accordingly, as required in accordance with U.S. GAAP (as defined below), all common stock and per share data are retrospectively restated to give effect of the Reverse Stock Split for all periods presented herein.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022 (the “Annual Report”).

The financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2021 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements include, but are not limited to, estimates of future expected costs in order to derive and recognize revenue, estimates related to clinical trial accruals and upfront deposits, fair value used to record preferred stock and warrant transactions, incremental borrowing rate, and accounting for income taxes and the related valuation allowance.

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

For the three months ended March 31, 2022, one customer accounted for 99% of revenue recognized in the accompanying financial statements. For the three months ended March 31, 2021, two customers accounted for 99% of revenue recognized in the accompanying financial statements. As of March 31, 2022 and 2021, one customer accounted for 99% and 91% of accounts receivable recorded in the accompanying financial statements, respectively.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on accounting for convertible financial instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and share settlement when an instrument can be settled in cash or shares at the entity’s option, unless the instrument is a liability-classified stock-based payment award. The Company elected to early adopt ASU 2020-06 as of January 1, 2022, using the modified retrospective method. The adoption of ASU 2020-06 did not have any net impact on the classification or measurement of the Company’s convertible financial instruments or contracts in the Company’s own equity outstanding as of January 1, 2022, nor the earnings per-share amounts for the three months ended March 31, 2022.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU 2021-04”). ASU 2021-04 addresses how an issuer should account for modifications, or an exchange of freestanding written call options classified as equity that is not within the scope of another topic. The Company elected to early adopt ASU 2021-04 as of January 1, 2022. The adoption of ASU 2021-04 did not have a material impact on the Company’s condensed consolidated financial statements.

As of March 31, 2022, there have been no other new, or existing recently issued or adopted, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

As of March 31, 2022 and December 31, 2021, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis, except for money market funds which are a Level 1 instrument, measured at fair value on a recurring basis and included in Cash and cash equivalents in the consolidated balance sheets in the amount of $41,801 and $47,758 respectively. During the three months ended March 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Insurance	$147	$325
Software and hosting costs	133	-
Cloud computing implementation costs	72	-
Clinical and consulting	1,365	230
Other	244	316

Total prepaid and other current assets	$1,961	$871

5. Property and Equipment, Net

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$1,838	$1,838
Computer equipment	298	304
Office furniture and equipment	217	217
Leasehold improvements	602	602
Capital in progress	33	-
	2,988	2,961
Less accumulated depreciation and amortization	(2,669)	(2,640)
Property and equipment, net	$319	$321

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $35 and $51, respectively. During the three months ended March 31, 2022, the Company disposed of certain fixed asset with immaterial gross costs and accumulated depreciation.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Wages and incentives	$290	$991
Clinical and consulting	526	97
Vacation	106	60
Legal and patents	65	58
Other	80	27

Total accrued expenses and other current liabilities	$1,067	$1,233

7. Significant Agreements

Development and Commercialization Agreement with Cipla Technologies LLC (“Cipla”)

On April 15, 2019, the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla for the co-development and commercialization, on a worldwide exclusive basis, of Pulmazole, the Company’s inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma. Pulmatrix entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Amendment”), and all references to the Cipla Agreement herein refer to the Agreement, as amended.

The Company received a non-refundable upfront payment of $22.0 million (the “Upfront Payment”) under the Cipla Agreement. Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to Pulmonary Indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE™ technology.

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

Following termination of the Phase 2 clinical study, the Company conducted a Type C meeting with the U.S. Food and Drug Administration (“FDA”) on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned Phase 2b clinical study, was approved on November 8, 2021 by the JSC.

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

Accounting Treatment

The Company concluded that because both it and Cipla are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, the Company’s collaboration with Cipla is within the scope of Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements (“ASC 808”). The Company concluded that Cipla is a customer since they contracted with the Company to obtain research and development services and a license to the Assigned Assets, each of which is an output of the Company’s ordinary activities, in exchange for consideration. Therefore, the Company has applied the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”) to account for the research and development services and a license within the contract. The Company determined that the research and development services and license to the Assigned Assets are considered highly interdependent and highly interrelated and therefore are considered a single combined performance obligation because Cipla cannot benefit from the license without the performance by Pulmatrix of the research and development services. Such research and development services are highly specialized and proprietary to Pulmatrix and therefore not available to Cipla from any other third party.

The Company determined the total transaction price to be $22.0 million – comprised of $12.0 million for research and development services for the Product and $10.0 million for the irrevocable license to the Assigned Assets. Additionally, upon commercialization, Cipla and the Company will share equally, both positive and negative total free cash-flows earned by Cipla in respect of the Product. However, the Company has not included such free cash-flows in the transaction price as these milestones are constrained until after the commercialization of the Product.

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

The Company concluded that the Amendment represented a contract modification that is treated for accounting purposes as the termination of the Cipla Agreement and a creation of a new contract (the “Amended Cipla Agreement”). Accordingly, the modification is accounted for on a prospective basis. The total transaction price for the Amended Cipla Agreement includes variable consideration from the Amendment as well as $7.4 million deferred under the Cipla Agreement as of the Amendment execution date. Revenue is recognized for the Amended Cipla Agreement as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the Company’s obligations.

During the three months ended March 31, 2022 and 2021, the Company recognized $1.2 million and $0.6 million in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. As of March 31, 2022, the aggregate transaction price related to the Company’s unsatisfied obligations was $7.3 million and was recorded in deferred revenue in the accompanying consolidated balance sheets, $1.5 million of which was current.

Collaboration and License Agreement with Sensory Cloud, Inc. (“Sensory Cloud”)

On April 9, 2020, the Company entered into a Collaboration and License Agreement (the “Sensory Cloud Agreement”) with Sensory Cloud. Under the terms of the Sensory Cloud Agreement, the Company has granted Sensory Cloud an exclusive, worldwide, royalty bearing license to PUR003 and PUR006, the Company’s proprietary aerosol salt solution for delivery or administration to or through the nasal passages, as well as related patents and know-how, for use in the field (the “Licensed Product”). PUR003 and PUR006, also known as NasoCalm, was originally developed by the Company as a potential anti-infective biodefense medical countermeasure product. Sensory Cloud will be using NasoCalm, now integral in their product FEND, a hypertonic calcium chloride salt solution with nasal mister. For purposes of the Sensory Cloud Agreement, the field means the formulation and commercialization of over-the-counter products for the prophylaxis, prevention and treatment of upper and lower respiratory disease that are delivered or administered to or through the nasal passages. The license granted to Sensory Cloud does not cover the development or commercialization of any prescription products.

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

Pulmatrix shall be entitled to royalties on net sales of Licensed Product in each country in which there is a valid claim of a patent within the licensed intellectual property covering the Licensed Product. Pulmatrix’ rights to receive such royalties commences upon the first commercial sale of a Licensed Product in any such country and terminates upon the expiration of the last valid claim in such territory. The royalty rates are as follows: (1) 7% of net sales during calendar year 2020, (2) 14% of net sales during calendar year 2021, and (3) 17% of net sales during calendar year 2022 and each calendar year thereafter during the royalty term. In addition, Pulmatrix shall be entitled to receive a milestone payment of $1.0 million following the achievement of aggregate net sales of all Licensed Products of $20.0 million.

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

Accounting Treatment

Royalty revenues from the Sensory Cloud Agreement are recognized in the period usage occurs. The Company does not participate in the selling or marketing of products for which it receives royalties. Sensory Cloud commenced their product launch in October 2020. During the three months ended March 31, 2022 and 2021, the Company recorded royalty revenue from Sensory Cloud Agreement of $1 thousand and $8 thousand, respectively.

8. Preferred Stock

The Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 500,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. During 2021, the Articles were amended to designate and authorize 6,746 shares of series A convertible preferred stock.

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

9. Common Stock

In May 2021, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as the Company’s sales agent with respect to the issuance and sale of up to $20.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by the Company, HCW may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

There have been no sales of common stock under the Sales Agreement as of March 31, 2022.

10. Warrants

There were no warrants issued, exercised, or expired during the three months ended March 31, 2022.

The following represents a summary of the warrants outstanding and exercisable at March 31, 2022:

				Number of Shares Underlying Warrants
Issue Date	Classification	Adjusted Exercise Price	Expiration Date	Outstanding Shares	Exercisable Shares
17-Dec-21	Equity	$14.99	15-Dec-26	36,538	-
17-Dec-21	Equity	$13.99	17-Dec-26	281,047	-
16-Feb-21	Equity	$49.99	11-Feb-26	65,003	65,003
7-Aug-20	Equity	$35.99	14-Jul-25	90,743	90,743
7-Aug-20	Equity	$44.99	14-Jul-25	10,939	10,939
23-Jul-20	Equity	$35.99	14-Jul-25	77,502	77,502
13-Jul-20	Equity	$44.99	14-Jul-25	21,846	21,846
13-Jul-20	Equity	$35.99	14-Jul-25	334,800	334,800
20-Apr-20	Equity	$30.99	20-Apr-22	239,380	239,380
20-Apr-20	Equity	$41.77	20-Apr-22	15,562	15,562
8-Apr-19	Equity	$26.99	8-Apr-24	65,907	65,907
8-Apr-19	Equity	$33.74	3-Apr-24	39,871	39,871
12-Feb-19	Equity	$36.62	7-Feb-24	5,548	5,548
12-Feb-19	Equity	$26.79	12-Aug-24	66,675	66,675
4-Feb-19	Equity	$42.49	30-Jan-24	1,732	1,732
31-Jan-19	Equity	$42.49	26-Jan-24	511	511
3-Dec-18	Equity	$77.99	3-Jun-24	46,876	46,876
3-Apr-18	Equity	$149.99	3-Apr-23	117,559	117,559
4-Apr-18	Equity	$149.99	4-Apr-23	5,751	5,751
15-Jun-15	Equity	$1,509.99	Five years after milestone achievement	15,955	15,955

				1,539,745	1,222,160

11. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan). As of March 31, 2022, the 2013 Plan provides for the grant of up to 454,363 shares of common stock, of which 162,548 shares remain available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of March 31, 2022, the two legacy plans have a total of 61 options outstanding, all of which are fully vested.

Stock Options

During the three months ended March 31, 2022, the Company granted 93,922 options to employees and directors with a weighted-average fair value of $5.93 per share.

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2022	196,006	$52.72	8.12	$-
Granted	93,922	7.03
Forfeited or expired	(1,890)	23.50
Outstanding — March 31, 2022	288,038	$38.01	8.51	$23
Exercisable — March 31, 2022	110,317	$70.64	7.63	$-

The Company records stock-based compensation related to stock options based on their grant date fair value. During the three months ended March 31, 2022 and 2021, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in estimating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average assumptions used in determining fair value of the stock options for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31,
	2022	2021
Expected option life (years)	6.01	5.96
Risk-free interest rate	1.69%	0.58%
Expected volatility	113.62%	104.81%
Expected dividend yield	0%	0%

The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The risk-free interest rate was obtained from U.S. Treasury rates for the expected life of the stock options. The Company’s expected volatility was based upon the weighted average of historical volatility for its own volatility. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

As of March 31, 2022, there was $2,427 of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following table presents total stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$63	$56
General and administrative	218	272
Total stock-based compensation expense	$281	$328

12. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities. As of March 31, 2022, the Company had aggregate commitments to pay approximately $148 thousand remaining on these contracts. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

Legal Proceedings

In the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations

13. Leases

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

The components of lease expense for the Company for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost
Fixed lease cost	$357	$259
Variable lease cost	204	126
Total lease cost	$561	$385
Other information
Immaterial office equipment lease obligation, 4 year lease	$11	$14
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$308	$299
Weighted-average remaining lease term — operating leases	1.3 years
Weighted-average discount rate — operating leases	2.97%

Maturities of lease liabilities due under these lease agreements as of March 31, 2022 are as follows:

Operating Leases
Maturity of lease liabilities
2022	$1,170
2023 (half year)	862
Total lease payments	2,032
Less interest	(36)
Total lease liabilities	$1,996

Reported as of March 31, 2022
Lease liabilities — short term	$1,566
Lease liabilities — long term	430
$1,996

Future Corporate Headquarters

On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprises approximately 20,000 square feet of office and lab space and is expected to commence in May 2023, following completion of construction to prepare the premises for the Company’s intended use. The improvements will be funded by the landlord through a tenant allowance of up to $3.9 million. The lease provides for base rent of $101 thousand per month, which will increase 3% each year over the ten year noncancellable term. The Company has the option to extend the lease for one additional 5-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

During the construction period, the Company will evaluate the nature of the costs incurred to determine the accounting owner of the improvements. If it is determined the improvements are Company owned assets, they will be capitalized by the Company in accordance with ASC 360, Property, Plant and Equipment. As of the date the consolidated financial statements were issued, construction had not yet commenced and a lease commencement date in accordance with ASC 842, Leases, had not occurred.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three months ended March 31, 2022 and 2021.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of March 31, 2022 and December 31, 2021.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of March 31, 2022 and December 31, 2021.

15. Net Loss Per Share

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	288,038	194,665
Preferred stock convertible into common stock	76,250	-
Warrants to purchase common stock	1,539,745	1,222,160
	1,904,033	1,416,825

16. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2022 through the date the condensed consolidated financial statements were issued, to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2022, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the novel coronavirus (“COVID-19”) pandemic on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

For a more detailed discussion of these and other risks that may affect our business and that could cause our actual results to differentiate equally from those projected in these forward-looking statements, see the risk factors and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, except as required by law.

“iSPERSE™” is one of our trademarks used in this Quarterly Report on Form 10-Q. Other trademarks appearing in this report are the property of their respective holders. Solely for convenience, these and other trademarks, trade names and service marks referred to in this report appear without the ®, TM and SM symbols, but those references are not intended to indicate, in any way, we or the owners of such trademarks will not assert, to the fullest extent under applicable law, their rights to these trademarks and trade names.

Overview

Business

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

Our current pipeline is aligned to this goal as we develop iSPERSE™- based therapeutic candidates which target the prevention and treatment of a range of diseases. These therapeutic candidates include Pulmazole for the treatment of allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma, and in patients with cystic fibrosis (“CF”), PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR3100 for the treatment of acute migraine. Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

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

We will continue to direct resources to advance the research and development of Pulmazole for ABPA in patients with asthma and CF. In 2018, we successfully conducted clinical testing of Pulmazole in normal healthy volunteers and patients with asthma. In 2019, we began a Phase 2 study of Pulmazole with patients with asthma and are suffering from ABPA but stopped the Phase 2 study due to the COVID-19 pandemic and its impact on enrollment. In January 2021, we conducted a Type C meeting with the FDA to discuss our plans for a Phase 2b study. Utilizing the FDA feedback, we now intend to advance Pulmazole into a Phase 2b efficacy study that will include a 16-week dosing regimen with potential registration efficacy endpoints, rather than the 4-week dosing regimen in the terminated Phase 2 safety biomarker study. The Phase 2b study is anticipated to begin dosing patients in the first quarter of 2023.

●	Continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD.

We completed preclinical safety studies for our lead iSPERSE™ formulation in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate-severe chronic obstructive pulmonary disease (“COPD”) patients. In February 2021, we successfully dosed the first patient with PUR1800, in a Phase 1b clinical study in patients with stable moderate-severe COPD. We received top-line data from the Phase 1b clinical study in the first quarter of 2022. We are analyzing the Phase 1b clinical study data for future publication and to finalize the design of a potential Phase 2 study in the treatment of AECOPD.

●	Initiate and complete non-clinical studies and a Phase 1 clinical study of PUR3100, an orally inhaled dihydroergotamine (“DHE”) for the treatment of acute migraine.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of March 31, 2022, our patent portfolio related to iSPERSE™ included approximately 134 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 54 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 269 granted patents, 32 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 31 additional pending patent applications in the US and other jurisdictions. On March 3, 2021, we filed a provisional patent application in the United States Patent and Trademark Office (“USPTO”) that discloses and claims certain formulations and methods of use relevant to our PUR3100 program. We plan to file an international patent application under the patent cooperation treaty, or PCT, based on the provisional patent application by the applicable deadline.

●	Hire personnel to support our product development, commercialization, and administrative efforts.

With plans to advance both PUR3100 and Pulmazole into clinical trials, we plan to hire additional personnel in areas of pharmaceutical and clinical development. In 2022, we have hired our Chief Medical Officer, among other personnel, to support our two programs entering active clinical trials in the next year.

Pulmazole

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of Pulmazole, our inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Amendment”), and all references to the Cipla Agreement herein refer to the Cipla Agreement, as amended.

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

We and Cipla are responsible for 60% and 40%, respectively, of our overhead costs and the time spent by our employees and consultants on development of the Product (“Direct Costs”), provided, that Cipla reimburses us an amount equal to 10% of aggregate Direct Costs upon the achievement of certain development milestones set forth in the table below. We continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

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

Following termination of the Phase 2 clinical study, Pulmatrix conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program’s overall development plan and the current Phase 2b clinical study design. The Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned Phase 2b clinical study, was approved on November 8, 2021 in the Amendment.

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

We successfully completed a Phase 1/1b clinical study in 2018. We anticipate the first patient to be dosed in this Phase 2b clinical study during the first quarter of 2023 with top-line data expected in mid-2024. This clinical study start may be affected by conditions related to the COVID-19 pandemic with respect to clinical study conduct and patient enrollment.

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

Two 14-day good laboratory practice (“GLP”) toxicology studies have been conducted, one in rats and one in dogs, to support initial single dose clinical studies. We intend to complete an additional 14-day GLP-toxicology study in rats to fully characterize local toxicity in the lungs to enable species selection for a single species chronic toxicology study to support longer-term clinical dosing.

We submitted pre-investigational new drug application questions to the FDA for which we have received written responses that have confirmed and/or clarified several manufacturing, non-clinical, and clinical aspects of the PUR3100 development program. After consideration of the responses, we have updated the initial clinical study from a 2-part Phase 1/Phase 2 clinical study to a Phase 1 double-blind matching placebo (double-dummy) clinical study in healthy volunteers. Participants will be randomized to receive 1 of 3 doses of PUR3100 or intravenously DHE. The Phase 1 clinical study will evaluate safety, tolerability, and pharmacokinetics of PUR3100 in humans. Based on our FDA communications, we believe this study may provide preliminary comparative bioavailability data to potentially support a 505(b)(2) pathway for marketing authorization. Based on FDA guidance provided in the pre-IND meeting, 300 patients will be followed for 6 months of dosing and 100 of which will be followed for 12 months of dosing as part of an open-label extension study of the potential pivotal study. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before a new drug application is submitted for PUR3100.

We further conducted a Type C meeting with the FDA to add additional clarification around some of the written responses in relation to the overall non-clinical and clinical program. Pulmatrix has concluded that conducting the Phase 1 clinical study in Australia allows the Company to generate the most comprehensive dataset for inclusion in an IND for Phase 2 in the United States, while also providing the most cost and time efficient path to Phase 1 data in 2022. We anticipate initiating patient dosing for the Phase 1 clinical study in Australia in the third quarter of 2022, with top-line data anticipated in the fourth quarter of 2022. Following the Australia Phase 1 clinical study completion, we plan to open an IND in order to enable a randomized placebo-controlled Phase 2 clinical study in patients with migraines to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study.

Nasdaq Minimum Bid Price Requirement

As previously reported, on August 17, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 6, 2021 through August 16, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On February 15, 2022, the Company received a letter from Nasdaq notifying the Company that the Company has been granted an additional 180-day period, or until August 15, 2022, to regain compliance with the Minimum Bid Price Requirement. On March 15, 2022, the Company received a letter from Nasdaq notifying it that it had regained full compliance with the Minimum Bid Price Rule, and that the matter was closed.

Recent Developments

Bylaw Amendment

On April 28, 2022, our board of directors of approved an amendment to the existing bylaws (the “Amendment”), effective as of April 28, 2022. The Amendment amends and restates Article I, Section 4 of the existing bylaws in its entirety to lower the number of holders of the shares entitled to vote at a meeting of stockholders constituting a quorum, in person or by proxy, from a majority to one-third.

Appointment of Interim Chief Financial Officer

On April 14, 2022, our board of directors appointed Peter Ludlum as our Interim Chief Financial Officer, effective as of April 18, 2022, to serve until a successor is chosen and qualified, or until his earlier resignation or removal. Mr. Ludlum also serves as our principal accounting officer and principal financial officer.

Financial Overview

Revenues

To date, we have not generated any product sales. The revenue for the three months ended March 31, 2022 was primarily generated by the collaboration and license agreement with Cipla on our Pulmazole program. The revenue for the three months ended March 31, 2021 was generated by the Cipla Agreement and the JJEI License Agreement for our PUR1800 kinase inhibitor.

For more discussion on the collaboration or licensing agreements, please see Note 7 of the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with CROs or CMOs, and consultants that conduct our clinical trials and preclinical activities;

●	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

●	facility, depreciation, and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance, and other supplies;

●	costs associated with preclinical activities and clinical regulatory operations; and

●	consulting and professional fees associated with research and development activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion (approximately 77% of staff) are research and development employees. In addition, we maintain approximately a 22,000 square foot office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Critical Accounting Policies, Judgments, and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no changes to our critical accounting policies during the three months ended March 31, 2022, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022 (the “2021 Annual Report”). It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2021 Annual Report.

Results of Operations

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	2022 vs. 2021
Revenues	$1,160	$1,390	$(230)

Operating expenses:
Research and development	4,149	3,856	293
General and administrative	1,974	1,619	355
Total operating expenses	6,123	5,475	648
Loss from operations	(4,963)	(4,085)	(878)
Other income (expense):
Interest income	1	3	(2)
Other expense, net	(11)	(22)	11
Total other income (expense)	(10)	(19)	9
Net loss	$(4,973)	$(4,104)	$(869)

Revenues — For the three months ended March 31, 2022, $1.2 million was recorded in revenue which was all substantially associated with the collaboration and licensing agreement with Cipla. For the three months ended March 31, 2021, $0.6 million and $0.8 million were recorded in revenue which were the result of the collaboration and licensing agreements with Cipla and JJEI, respectively.

Research and development expenses — For the three months ended March 31, 2022, research and development expenses were $4.1 million compared to $3.9 million for the three months ended March 31, 2021, an increase of $0.3 million. The increase was primarily due to increased spend of $0.7 million in employment costs and $0.1 million in rent costs, partially offset by decreased spend of $0.3 million on preclinical costs related to our PUR1800 program and $0.2 million on clinical and manufacturing costs related to the Pulmazole program.

General and administrative expenses — General and administrative expenses were $2.0 million for the three months ended March 31, 2022, compared to $1.6 million for the three months ended March 31, 2021, an increase of $0.4 million. The increase was primarily due to increased spend of $0.1 million in employment costs, $0.3 million on consulting and legal, and $0.1 million on audit, tax and public company expense, partially offset by decreased patent expense of $0.1 million.

Liquidity and Capital Resources

Through March 31, 2022, we have incurred an accumulated deficit of $259.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes and term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of March 31, 2022 was $47.5 million.

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

We expect that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We expect that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our projected operating expenses and capital expenditures into Q2 2024. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(6,144)	$(5,495)
Net cash used in investing activities	(10)	-
Net cash (used in) provided by financing activities	(152)	37,283
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,306)	$31,788

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $6.1 million, which consisted of a $5.0 million net loss and $1.8 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.7 million of net non-cash adjustments. Our non-cash adjustments were comprised of $0.3 million of stock-based compensation expense, $0.3 million of amortization of operating lease right-of-use asset, and $35 thousand of depreciation and amortization expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to increases of $1.0 million in accounts receivable and $1.1 million in prepaid expenses and other current assets and decreases of $0.2 million in accrued expenses and $0.3 million in operating lease liability, partially offset by increases of $0.8 million in deferred revenue and accounts payable.

Net cash used in operating activities for the three months ended March 31, 2021 was $5.5 million, which consisted of a $4.1 million net loss and $2.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.6 million of net non-cash adjustments. Our non-cash adjustments were comprised of $0.3 million of stock-based compensation expense, $0.2 million of amortization of operating lease right-of-use asset, and $0.1 million of depreciation and amortization expense. The net cash outflows associated with changes in operating assets and liabilities was primarily due to decreases of $1.4 million in deferred revenue and $0.4 million in accrued expenses and operating lease liability, and an increase of $0.2 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was due to purchases of property and equipment. There was no cash used in investing activities for the three months ended March 31, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $0.2 million as compared to $37.3 million provided from financing activities for the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2022 resulted from the payment of preferred stock issuance costs from a registered direct offering in December 2021. Net cash provided by financing activities for the three months ended March 31, 2021 resulted from the issuance of common stock, net of issuance costs, of $37.1 million proceeds in a registered direct offering and $0.2 million of proceeds from the exercise of warrants.

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

In May 2021, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as our sales agent with respect to the issuance and sale of up to $20.0 million of our shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. There have been no sales of our common stock as of March 31, 2022 under the Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Condensed Consolidated Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

As previously reported, on August 17, 2021, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 6, 2021 through August 16, 2021, we did not meet the Minimum Bid Price Requirement and had a compliance period of 180 calendar days, or until February 14, 2022, in which to regain compliance. On February 15, 2022, the Company received a letter from Nasdaq notifying the Company that the Company has been granted an additional 180-day period, or until August 15, 2022, to regain compliance with the Minimum Bid Price Requirement. On March 15, 2022, the Company received a letter from Nasdaq notifying it that it had regained full compliance with the Minimum Bid Price Rule, and that the matter was closed.

Although we have restored compliance with the listing requirements, we can provide no assurance that we will not fall out of compliance again. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: May 12, 2022	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Financial Officer
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

3.4

Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 17, 2021).

3.5	Certificate of Correction to the Certificate of Designation, filed December 16, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 17, 2021).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 28, 2022 (incorporated by reference to Exhibit 3.7 to Annual Report on Form 10-K filed with the Securities and Exchange commission on March 29, 2022)

3.8	Amendment to the Restated Bylaws of Pulmatrix, Inc. 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.1	Consulting Agreement, dated November 30, 2021, by and between Pulmatrix, Inc. and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2022).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

