Form 10-Q
period 2022-06-30
Pulmatrix, Inc.
filed 2022-08-10
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, the registrant had 3,387,172 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,905	$53,840
Restricted cash	153	-
Accounts receivable	645	67
Prepaid expenses and other current assets	2,142	871
Total current assets	45,845	54,778
Property and equipment, net	306	321
Operating lease right-of-use asset	1,407	2,093
Long-term restricted cash	1,472	1,625
Other long-term assets	368	-
Total assets	$49,398	$58,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	728	839
Accrued expenses	1,610	1,233
Operating lease liability	1,702	1,431
Deferred revenue	1,561	939
Total current liabilities	5,601	4,442
Deferred revenue, net of current portion	5,358	6,069
Operating lease liability, net of current portion	-	857
Total liabilities	10,959	11,368
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized at June 30, 2022 and December 31, 2021; 6,746 shares designated Series A convertible preferred stock; no and 1,830 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	1,081
Common stock, $0.0001 par value — 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 3,387,172 and 3,222,037 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	302,647	301,008
Accumulated deficit	(264,208)	(254,640)
Total stockholders’ equity	38,439	47,449
Total liabilities and stockholders’ equity	$49,398	$58,817

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$1,331	$2,254	$2,491	$3,644
Operating expenses
Research and development	4,337	4,541	8,486	8,397
General and administrative	1,553	1,562	3,527	3,181
Total operating expenses	5,890	6,103	12,013	11,578
Loss from operations	(4,559)	(3,849)	(9,522)	(7,934)
Other income (expense)
Interest income	15	2	16	5
Other expense, net	(51)	(5)	(62)	(27)
Total other expense, net	(36)	(3)	(46)	(22)
Net loss	$(4,595)	$(3,852)	$(9,568)	$(7,956)
Net loss per share attributable to common stockholders – basic and diluted	$(1.36)	$(1.37)	$(2.87)	$(3.10)
Weighted average common shares outstanding – basic and diluted	3,372,090	2,812,454	3,334,891	2,565,984

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(915)	(541)	76,250	-	541	-	-
Adjustment due to reverse stock split	-	-	12,635	-	-	-	-
Stock-based compensation	-	-	-	-	281	-	281
Net loss	-	-	-	-	-	(4,973)	(4,973)
Balance — March 31, 2022	915	$540	3,310,922	$-	$301,830	$(259,613)	$42,757

Conversion of preferred stock to common stock	(915)	(540)	76,250	-	540	-	-
Stock-based compensation	-	-	-	-	277	-	277
Net loss	-	-	-	-	-	(4,595)	(4,595)
Balance — June 30, 2022	-	$-	3,387,172	$-	$302,647	$(264,208)	$38,439

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	-	$-	1,805,250	$-	$257,608	$(234,469)	$23,139
Issuance of common stock, net of issuance costs	-	-	1,000,000	-	37,079	-	37,079
Exercise of warrants	-	-	7,202	-	204	-	204
Stock-based compensation	-	-	-	-	328	-	328
Net loss	-	-	-	-	-	(4,104)	(4,104)
Balance — March 31, 2021	-	$-	2,812,452	$-	$295,219	$(238,573)	$56,646

Stock-based compensation	-	-	-	-	299		299
Net loss	-	-	-	-		(3,852)	(3,852)
Balance — June 30, 2021	-	$-	2,812,452	$-	$295,518	$(242,425)	$53,093

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,568)	$(7,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	88
Amortization of operating lease right-of-use asset	686	481
Stock-based compensation	558	627
Changes in operating assets and liabilities:
Accounts receivable	(578)	(1,682)
Prepaid expenses and other current assets	(1,271)	(799)
Other long-term assets	(368)	-
Accounts payable	51	495
Accrued expenses	377	(837)
Operating lease liability	(586)	(559)
Deferred revenue	(89)	(1,877)
Net cash used in operating activities	(10,706)	(12,019)

Cash flows from investing activities:
Purchases of property and equipment	(77)	(18)
Net cash used in investing activities	(77)	(18)

Cash flows from financing activities:
Preferred stock issuance costs	(152)	-
Proceeds from issuance of common stock, net of issuance costs	-	37,079
Proceeds from exercise of warrants	-	204
Net cash (used in) provided by financing activities	(152)	37,283
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,935)	25,246
Cash, cash equivalents and restricted cash — beginning of period	55,465	31,861
Cash, cash equivalents and restricted cash — end of period	$44,530	$57,107

Supplemental information:
Cash and cash equivalents	$42,905	$56,903
Restricted cash	153	-
Long-term restricted cash	1,472	204
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$44,530	$57,107
Supplemental disclosure of non-cash investing and financing activities:
Fixed asset purchases in accounts payable	$-	$88
Conversion of preferred stock to common stock	$1,081	$-

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

Reverse Stock Split

On February 28, 2022, the Company effectuated a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”) pursuant to which every 20 shares of the Company’s issued and outstanding common stock were automatically converted into 1 share of common stock, without any change in the par value per share. Any fraction of a share of common stock that resulted from the Reverse Stock Split was rounded up to the nearest whole share. Accordingly, as required in accordance with U.S. GAAP (as defined below), all common stock and per share data are retrospectively restated to give effect of the Reverse Stock Split for all periods presented herein.

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

The financial information as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2021 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

For the three and six months ended June 30, 2022, one customer accounted for 99% of revenue recognized in the accompanying financial statements. For the three months and six months ended June 30, 2021, two customers accounted for 99% of revenue recognized in the accompanying financial statements. As of June 30, 2022, one customer accounted for 99% of accounts receivable recorded in the accompanying financial statements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on accounting for convertible financial instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and share settlement when an instrument can be settled in cash or shares at the entity’s option, unless the instrument is a liability-classified stock-based payment award. The Company elected to early adopt ASU 2020-06 as of January 1, 2022, using the modified retrospective method. The adoption of ASU 2020-06 did not have any net impact on the classification or measurement of the Company’s convertible financial instruments or contracts in the Company’s own equity outstanding as of January 1, 2022, nor the earnings per-share amounts for the three and six months ended June 30, 2022.

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

As of June 30, 2022, there have been no other new, or existing recently issued or adopted, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

As of June 30, 2022 and December 31, 2021, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis, except for money market funds which are a Level 1 instrument, measured at fair value on a recurring basis and included in Cash and cash equivalents in the consolidated balance sheets in the amount of $42,905 and $53,840 respectively. During the three and six months ended June 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Clinical and consulting	$1,384	$230
Insurance	557	325
Software and hosting costs	66	-
Other	135	316

Total prepaid expenses and other current assets	$2,142	$871

5. Property and Equipment, Net

Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$1,838	$1,838
Leasehold improvements	664	602
Computer equipment	295	304
Office furniture and equipment	216	217
Capital in progress	5	-
	3,018	2,961
Less accumulated depreciation and amortization	(2,712)	(2,640)
Property and equipment, net	$306	$321

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $81 and $97, respectively. During the three and six months ended June 30, 2022, the Company disposed of certain fixed assets with immaterial gross costs and accumulated depreciation.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Clinical and consulting	$670	$97
Wages and incentives	604	991
Vacation	124	60
Legal and patents	81	58
Other	131	27

Total accrued expenses and other current liabilities	$1,610	$1,233

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

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the joint steering committee (the “JSC”).	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act (the “PDUFA”)	To be proposed by JSC

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

During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.5 million in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. As of June 30, 2022, the aggregate transaction price related to the Company’s unsatisfied obligations was $6.9 million and was recorded in deferred revenue in the accompanying consolidated balance sheets, $1.6 million of which was current.

8. Preferred Stock

The Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 500,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. During 2021, the Articles were amended to designate and authorize 6,746 shares of Series A convertible preferred stock (the “Series A Preferred Stock”).

The Series A Preferred Stock does not have any mandatory redemption provisions, contingently redeemable redemption provisions, preferential dividend rights, liquidation preferences, or voting rights, apart from mirrored, non-discretionary voting rights with common stock as a single class, equal to 100,000 votes per share of common stock underlying the Series A Preferred Stock on the Reverse Stock Split proposal which was approved by the Company’s stockholders at a special stockholder meeting on February 10, 2022.

As of June 30, 2022, there are no shares of Series A Preferred Stock outstanding as all previously issued shares were converted into common stock during the six months ended June 30, 2022 and the year ended December 31, 2021.

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

There have been no sales of common stock under the Sales Agreement as of June 30, 2022.

10. Warrants

There were no warrants issued or exercised during the three and six months ended June 30, 2022. There were warrants to purchase 254,942 shares that expired during the three and six months ended June 30, 2022.

The following represents a summary of the warrants outstanding and exercisable at June 30, 2022:

		Adjusted	Expiration	Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Date	Outstanding	Exercisable
17-Dec-21	Equity	$14.99	15-Dec-26	36,538	36,538
17-Dec-21	Equity	$13.99	17-Dec-26	281,047	281,047
16-Feb-21	Equity	$49.99	11-Feb-26	65,003	65,003
7-Aug-20	Equity	$35.99	14-Jul-25	90,743	90,743
7-Aug-20	Equity	$44.99	14-Jul-25	10,939	10,939
23-Jul-20	Equity	$35.99	14-Jul-25	77,502	77,502
13-Jul-20	Equity	$44.99	14-Jul-25	21,846	21,846
13-Jul-20	Equity	$35.99	14-Jul-25	334,800	334,800
8-Apr-19	Equity	$26.99	8-Apr-24	65,907	65,907
8-Apr-19	Equity	$33.74	3-Apr-24	39,871	39,871
12-Feb-19	Equity	$36.62	7-Feb-24	5,548	5,548
12-Feb-19	Equity	$26.79	12-Aug-24	66,675	66,675
4-Feb-19	Equity	$42.49	30-Jan-24	1,732	1,732
31-Jan-19	Equity	$42.49	26-Jan-24	511	511
3-Dec-18	Equity	$77.99	3-Jun-24	46,876	46,876
3-Apr-18	Equity	$149.99	3-Apr-23	117,559	117,559
4-Apr-18	Equity	$149.99	4-Apr-23	5,751	5,751
15-Jun-15	Equity	$1,509.99	Five years after milestone achievement	15,955	-

				1,284,803	1,268,848

11. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). As of June 30, 2022, the 2013 Plan provides for the grant of up to 454,363 shares of common stock, of which 163,995 shares remain available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of June 30, 2022, the two legacy plans have a total of 35 options outstanding, all of which are fully vested.

During the six months ended June 30, 2022, the Company granted 97,472 options to employees and directors with a weighted-average grant date fair value of $6.96 per share.

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2022	196,006	$52.72	8.12	$-
Granted	97,472	6.96
Forfeited or expired	(6,913)	320.18
Outstanding — June 30, 2022	286,565	$30.70	8.34	$-
Exercisable — June 30, 2022	120,669	$49.51	7.59	$-

The Company records stock-based compensation related to stock options based on their grant date fair value. During the six months ended June 30, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in estimating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average assumptions used in determining fair value of the stock options for the six months ended June 30, 2022 and 2021, are as follows:

	Six Months Ended June 30,
	2022	2021
Expected option life (years)	6.01	5.97
Risk-free interest rate	1.74%	0.60%
Expected volatility	113.59%	104.89%
Expected dividend yield	0%	0%

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

As of June 30, 2022, there was $2.2 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.30 years.

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$64	$55	$126	$111
General and administrative	213	244	432	516
Total stock-based compensation expense	$277	$299	$558	$627

12. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. As of June 30, 2022, the Company had aggregate commitments to pay approximately $5.7 million remaining on these contracts, of which the company expects to be reimbursed $2.4 million by partners. Of the gross amount of $5.7 million in commitments, $4.4 million would be considered current over the next 12 months and $1.3 million would be considered long-term. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

Current Corporate Headquarters

The Company has limited leasing activities as a lessee which are primarily related to its corporate headquarters located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The lease is for approximately 22,000 square feet of office and lab space under a lease with 99 Hayden LLC which was subsequently amended on April 30, 2020 and October 6, 2021, and will expire on June 30, 2023. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The Company also leases small office equipment which is primarily short-term or immaterial in nature. Therefore, no right-of-use assets and lease liabilities are recognized for these leases.

The components of lease expense for the Company for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Fixed lease cost	$357	$259	$715	$518
Variable lease cost	146	96	350	222
Total lease cost	$503	$355	$1,065	$740
Other information
Immaterial office equipment lease obligation, 4-year lease			$8	$12
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$308	$299	$615	$597
Weighted-average remaining lease term — operating leases			1.0 year
Weighted-average discount rate — operating leases			3.0%

Maturities of lease liabilities due under these lease agreements as of June 30, 2022 are as follows:

Operating Leases
Maturity of lease liabilities
2022 (half year)	$863
2023	863
Total lease payments	1,726
Less interest	(24)
Total lease liabilities	$1,702

Reported as of June 30, 2022
Lease liabilities — short term	$1,702
Lease liabilities — long term	-
$1,702

Future Corporate Headquarters

On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprises approximately 20,000 square feet of office and lab space and is expected to commence in May 2023, following completion of construction to prepare the premises for the Company’s intended use. Based on the Company’s current plans, management anticipates the improvements will be funded by (i) the landlord through a tenant allowance of $3.9 million, (ii) a landlord funded advance on tenant improvements of $0.5 million which will be repaid over the lease term, and (iii) approximately $1.5 million by the Company. The lease provides for base rent of $101 thousand per month, which will increase 3% each year over the ten year noncancellable term. The Company has the option to extend the lease for one additional 5-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

During the construction period, the Company will evaluate the nature of the costs incurred to determine the accounting owner of the improvements. If it is determined the improvements are Company owned assets, they will be capitalized by the Company in accordance with ASC 360, Property, Plant and Equipment. As of June 30, 2022, construction had not commenced and a lease commencement date in accordance with ASC 842, Leases, had not occurred.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and six months ended June 30, 2022 and 2021.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of June 30, 2022 and December 31, 2021.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of June 30, 2022 and December 31, 2021.

15. Net Loss Per Share

Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The participating securities consist of the Company’s Series A Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the Series A Preferred Stock and diluted net loss per share is the same as basic net loss per share because common stock equivalents are excluded as its inclusion would be anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended June 30,
	2022	2021
Stock options to purchase common stock	286,565	196,757
Warrants to purchase common stock	1,284,803	1,122,042
	1,571,368	1,318,799

16. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2022 through the date the condensed consolidated financial statements were issued, to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2022, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the ongoing coronavirus (“COVID-19”) pandemic on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

We will continue to direct resources to advance the research and development of Pulmazole for ABPA in patients with asthma and CF. In 2018, we successfully conducted clinical testing of Pulmazole in normal healthy volunteers and subjects with asthma. In 2019, we began a Phase 2 study of Pulmazole with patients with asthma and are suffering from ABPA but stopped the Phase 2 study due to the COVID-19 pandemic and its impact on enrollment. In January 2021, we conducted a Type C meeting with the FDA to discuss our plans for a Phase 2b study. Utilizing the FDA feedback, we now intend to advance Pulmazole into a Phase 2b efficacy study that will include a 16-week dosing regimen and is designed with efficacy endpoints that would potentially support a registrational trial, rather than the 4-week dosing regimen in the terminated Phase 2 safety biomarker study. The Phase 2b study is anticipated to begin dosing subjects with ABPA in the first quarter of 2023.

●	Continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD.

We completed preclinical safety studies for our lead iSPERSE™ formulation in 2018 and advanced our formulation and process development efforts to support clinical testing in subjects with stable moderate-severe chronic obstructive pulmonary disease (“COPD”). In February 2021, we successfully dosed the first patient with PUR1800, in a Phase 1b clinical study in subjects with stable moderate-severe COPD. We received top-line data from the Phase 1b clinical study in the first quarter of 2022. We are analyzing the Phase 1b clinical study data for future publication and to finalize the design of a potential Phase 2 study in the treatment of AECOPD.

●	Conduct and complete non-clinical studies and a Phase 1 clinical study of PUR3100, an orally inhaled dihydroergotamine (“DHE”) for the treatment of acute migraine.

We developed PUR3100, an iSPERSE™ formulation of DHE in 2020 and completed a pharmacokinetic study in dogs in January 2021. On July 12, 2022, we announced the dosing of the first five subjects in a Phase 1 trial evaluating PUR3100, a novel pulmonary inhaled formulation for the treatment of acute migraine. The Phase 1 study design is a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of 3 doses of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-four healthy volunteers are to be randomized to one of the four dose groups consisting of six subjects each. To date, the trial has enrolled 23 of 24 patients and top-line data is anticipated in the fourth quarter of 2022

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of June 30, 2022, our patent portfolio related to iSPERSE™ included approximately 135 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 42 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 270 granted patents, 32 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 28 additional pending patent applications in the US and other jurisdictions. On March 1, 2022, we filed a patent cooperation treaty application that discloses and claims certain formulations and methods of use relevant to our PUR3100 program.

●	Hire personnel to support our product development, commercialization, and administrative efforts.

With the ongoing PUR3100 clinical trial and plans to advance Pulmazole into a clinical trial, we plan to hire additional personnel in areas of pharmaceutical and clinical development. In 2022, we hired our Chief Medical Officer, among other personnel, to support these two programs.

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

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement or certain development milestones are not achieved within a specified timeframe discussed in greater detail below, the JSC will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and us. In such events, the parties are not obligated to follow the recommendation of the JSC and, either party may elect to terminate (a “Terminating Party”) its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at its fair market value. If both Cipla and we abandon the development program, Cipla and we shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary indications. Cipla and we will equally share the proceeds.

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

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA”. This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clinical study conduct.

Following termination of the Phase 2 clinical study, Pulmatrix conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program’s overall development plan and the current Phase 2b clinical study design. The Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned Phase 2b clinical study, was approved on November 8, 2021 in the Amendment by the JSC.

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

PUR1800

We completed the Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 for subjects with stable moderate-severe COPD. Top-line data was delivered in the first quarter of 2022.

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

PUR1800 was well tolerated and there were no observed safety signals. The preliminary PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The complete datasets will be analyzed and we expect to submit study results at a relevant medical conference later this year. This top-line data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory disease.

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

Two 14-day good laboratory practice (“GLP”) toxicology studies have been conducted, one in rats and one in dogs, to support initial single dose clinical studies. An additional 14-day GLP toxicology study in rats to fully characterize local toxicity in the lungs to enable species selection for a single species chronic toxicology study to support longer-term clinical dosing has also been completed.

We submitted pre-investigational new drug application questions to the FDA for which we have received written responses that have confirmed and/or clarified several manufacturing, non-clinical, and clinical aspects of the PUR3100 development program. After consideration of the responses, we have updated the initial clinical study from a 2-part Phase 1/Phase 2 clinical study to a Phase 1 double-blind matching placebo (double-dummy) clinical study in healthy volunteers. Participants are being randomized to receive 1 of 3 doses of PUR3100 or intravenous DHE. The Phase 1 clinical study is evaluating safety, tolerability, and pharmacokinetics of PUR3100 in humans. Based on our FDA communications, we believe this study may provide preliminary comparative bioavailability data to potentially support a 505(b)(2) pathway for marketing authorization. Based on FDA guidance provided in the pre-IND meeting, 300 patients will be followed for 6 months of dosing and 100 of which will be followed for 12 months of dosing as part of an open-label extension study of the potential pivotal study. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy subjects with asthma before a new drug application is submitted for PUR3100.

We further conducted a Type C meeting with the FDA to add additional clarification around some of the written responses in relation to the overall non-clinical and clinical program. We believe that conducting the Phase 1 clinical study in Australia allows us to generate the most comprehensive dataset for inclusion in an IND for Phase 2 in the United States, while also providing the most cost and time efficient path to Phase 1 data in 2022. On July 12, 2022, we announced the dosing of the first five subjects in a Phase 1 trial evaluating PUR3100, a novel pulmonary inhaled formulation for the treatment of acute migraine. The Phase 1 study design is a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of 3 doses of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-four healthy volunteers are to be randomized to one of the four dose groups consisting of six subjects each. To date, the trial has enrolled 23 of 24 subjects and we anticipate top-line data in the fourth quarter of 2022. Following the Australia Phase 1 clinical study completion, we plan to open an IND in order to enable a randomized placebo-controlled Phase 2 clinical study in patients with migraines to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study.

Nasdaq Minimum Bid Price Requirement

As previously reported, on August 17, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 6, 2021 through August 16, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On February 15, 2022, we received a letter from Nasdaq notifying us that we have been granted an additional 180-day period, or until August 15, 2022, to regain compliance with the Minimum Bid Price Requirement. On March 15, 2022, we received a letter from Nasdaq notifying it that it had regained full compliance with the Minimum Bid Price Rule, and that the matter was closed.

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

Financial Overview

Revenues

To date, we have not generated any product sales. The revenue for the three and six months ended June 30, 2022 was primarily generated by the collaboration and license agreement with Cipla on our Pulmazole program. The revenue for the three and six months ended June 30, 2021 was primarily generated by the Cipla Agreement and the JJEI License Agreement for our PUR1800 kinase inhibitor.

For more discussion on the collaboration or licensing agreements, please see Note 7 —Significant Agreements of the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense;

●	development costs associated with our iSPERSE™ pipeline programs including expenses incurred under agreements with CROs or CMOs, and consultants that conduct our clinical trials and preclinical activities;

●	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

●	facility, depreciation, and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance, and other supplies;

●	costs associated with preclinical activities and clinical regulatory operations; and

●	consulting and professional fees associated with research and development activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion (approximately 79% of staff) are research and development employees. In addition, we maintain approximately a 22,000 square foot office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

There were no changes to our critical accounting policies during the six months ended June 30, 2022, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022 (the “2021 Annual Report”). It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2021 Annual Report.

Results of Operations

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	2022 vs. 2021
Revenues	$1,331	$2,254	$(923)

Operating expenses
Research and development	4,337	4,541	(204)
General and administrative	1,553	1,562	(9)
Total operating expenses	5,890	6,103	(213)
Loss from operations	(4,559)	(3,849)	(710)
Other income (expense)
Interest income	15	2	13
Other expense, net	(51)	(5)	(46)
Total other expense, net	(36)	(3)	(33)
Net loss	$(4,595)	$(3,852)	$(743)

Revenues — Revenue was $1.3 million for the three months ended June 30, 2022, compared to $2.2 million for the three months ended June 30, 2021, a decrease of $0.9 million. The decrease was primarily due to the termination of the JJEI License Agreement on July 6, 2021, offset by a $1.0 million increase in revenues recorded period over period on the Cipla Agreement.

Research and development expenses — For the three months ended June 30, 2022, research and development expenses were $4.3 million compared to $4.5 million for the three months ended June 30, 2021, a decrease of $0.2 million. The decrease was primarily due to decreased spend of $0.9 million in preclinical and clinical costs related to our PUR1800 program and $0.5 million in preclinical and manufacturing costs related to our PUR3100 program, partially offset by increased spend of $0.6 million in clinical and manufacturing costs related to the Pulmazole program, $0.5 million in employment costs, and $0.1 million in facility costs.

General and administrative expenses — General and administrative expenses were $1.6 million for both the three months ended June 30, 2022 and 2021. There were no significant changes in the nature or composition of general and administrative expenses incurred period over period.

Six Months ended June 30, 2022 Compared with Six Months Ended June 30, 2021

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	2022 vs. 2021
Revenues	$2,491	$3,644	$(1,153)

Operating expenses
Research and development	8,486	8,397	89
General and administrative	3,527	3,181	346
Total operating expenses	12,013	11,578	435
Loss from operations	(9,522)	(7,934)	(1,588)
Other income (expense)
Interest income	16	5	11
Other expense, net	(62)	(27)	(35)
Total other expense, net	(46)	(22)	(24)
Net loss	$(9,568)	$(7,956)	$(1,612)

Revenue — Revenue was $2.5 million for the six months ended June 30, 2022, compared to $3.6 million for the six months ended June 30, 2021, a decrease of $1.1 million. The decrease was primarily due to the termination of the JJEI License Agreement on July 6, 2021, offset by a $1.5 million increase in revenues recorded period over period on the Cipla Agreement.

Research and development expenses — For the six months ended June 30, 2022, research and development expenses were $8.5 million compared to $8.4 million for the six months ended June 30, 2021, an increase of $0.1 million. The increase was primarily due to increased spend of $1.2 million in employment costs, $0.3 million in clinical costs related to the Pulmazole program, and $0.3 million in facility costs, partially offset by decreased spend of $1.2 million in preclinical and clinical costs related to our PUR1800 program and $0.5 million in preclinical and manufacturing costs related to our PUR3100 program.

General and administrative expenses — General and administrative expenses were $3.5 million for the six months ended June 30, 2022, compared to $3.2 million for the six months ended June 30, 2021, an increase of $0.3 million. The increase was primarily due to increased spend of $0.2 million in employment costs, $0.2 million in consulting costs, and $0.1 million in facility costs, partially offset by decreased spend of $0.2 million in legal and patent costs.

Liquidity and Capital Resources

Through June 30, 2022, we have incurred an accumulated deficit of $264.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes and term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of June 30, 2022 was $42.9 million.

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

We contract with various other organizations to conduct research and development activities, including clinical trials. As of June 30, 2022, we had aggregate commitments to pay approximately $5.7 million remaining on these contracts, of which the company expects to be reimbursed $2.4 million by partners. Of the gross amount of $5.7 million in commitments, $4.4 million would be considered current over the next 12 months and $1.3 million would be considered long-term. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

We expect that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our projected operating expenses and capital expenditures into the second quarter of 2024. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(10,706)	$(12,019)
Net cash used in investing activities	(77)	(18)
Net cash (used in) provided by financing activities	(152)	37,283
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(10,935)	$25,246

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $10.7 million, which consisted of a $9.6 million net loss and $2.4 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $1.3 million of net non-cash adjustments. Our non-cash adjustments were comprised of $0.6 million of stock-based compensation expense, $0.7 million of amortization of operating lease right-of-use asset, and $82 thousand of depreciation and amortization expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to decreases of $0.6 million in accounts receivable, $1.6 million in prepaid expenses and other current and long-term assets, $0.6 million in operating lease liability, and $89 thousand in deferred revenue, partially offset by an increase of $51 thousand in accounts payable and $0.4 million in accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2021 was $12.0 million, which consisted of a $8.0 million net loss and $5.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $1.2 million of net non-cash adjustments. Our non-cash adjustments were primarily comprised of $0.6 million of stock-based compensation expense, $0.5 million of amortization of operating lease right-of-use asset and $88 thousand of depreciation and amortization expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to decreases of $1.7 million in accounts receivable, $0.8 million in prepaid expenses and other current assets, $0.8 million in accrued expenses, $0.5 million in operating lease liability, and $1.9 million in deferred revenue, partially offset by an increase of $0.5 million in accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and June 30, 2021 were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $0.2 million as compared to $37.3 million provided by financing activities for the six months ended June 30, 2021. Net cash used in financing activities for the six months ended June 30, 2022 resulted from the payment of preferred stock issuance costs from a registered direct offering in December 2021. Net cash provided by financing activities for the six months ended June 30, 2021 resulted from $37.1 million of net proceeds from the issuance of common stock in a registered direct offering and $0.2 million from the exercise of warrants.

Financings

On December 17, 2021, we closed a registered direct offering with certain institutional investors for the issuance and sale of an aggregate of 6,745.008 shares of convertible preferred stock and warrants to purchase up to an aggregate of 281,047 shares of common stock, par value $0.0001 per share, for gross proceeds of $6.8 million or net proceeds of $6.0 million after placement agent’s fees and other offering expenses. The shares of preferred stock have a stated value of $1,000 per share and are initially convertible into an aggregate of 562,085 shares of common stock at a conversion price of $12.00 per share at any time. The common warrants have an exercise price of $13.99 per share. In addition, we issued the placement agent designees warrants to purchase up to 36,538 shares of common stock at an exercise price of $14.99 per share. Both the common warrants and the placement warrants are exercisable six months following the date issuance and have a five-year term. The shares of preferred stock and common warrants were offered by us pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-256502) previously filed with the SEC on May 26, 2021 and became effective on June 9, 2021.

In May 2021, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as our sales agent with respect to the issuance and sale of up to $20.0 million of our shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. There have been no sales of our common stock as of June 30, 2022 under the Sales Agreement.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

As previously reported, on August 17, 2021, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 6, 2021 through August 16, 2021, we did not meet the Minimum Bid Price Requirement and had a compliance period of 180 calendar days, or until February 14, 2022, in which to regain compliance. On February 15, 2022, we received a letter from Nasdaq notifying us that we have been granted an additional 180-day period, or until August 15, 2022, to regain compliance with the Minimum Bid Price Requirement. On March 15, 2022, we received a letter from Nasdaq notifying it that it had regained full compliance with the Minimum Bid Price Rule, and that the matter was closed.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: August 10, 2022	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Peter Ludlum
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

