Form 10-Q
period 2022-09-30
Pulmatrix, Inc.
filed 2022-11-10
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, the registrant had 3,639,185 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,683	$53,840
Restricted cash	153	-
Accounts receivable	476	67
Prepaid expenses and other current assets	1,913	871
Total current assets	43,225	54,778
Property and equipment, net	265	321
Operating lease right-of-use asset	1,060	2,093
Long-term restricted cash	1,472	1,625
Other long-term assets	428	-
Total assets	$46,450	$58,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,155	839
Accrued expenses and other current liabilities	2,748	1,233
Operating lease liability	1,281	1,431
Deferred revenue	1,140	939
Total current liabilities	6,324	4,442
Deferred revenue, net of current portion	5,080	6,069
Operating lease liability, net of current portion	-	857
Total liabilities	11,404	11,368
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no and 1,830 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	1,081
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,639,185 and 3,222,037 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	304,306	301,008
Accumulated deficit	(269,260)	(254,640)
Total stockholders’ equity	35,046	47,449
Total liabilities and stockholders’ equity	$46,450	$58,817

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$1,872	$1,069	$4,363	$4,713
Operating expenses:
Research and development	5,287	4,026	13,773	12,423
General and administrative	1,685	1,656	5,212	4,837
Goodwill impairment	-	3,577	-	3,577
Total operating expenses	6,972	9,259	18,985	20,837
Loss from operations	(5,100)	(8,190)	(14,622)	(16,124)
Other income (expense), net:
Interest income	102	1	118	6
Other (expense) income, net	(54)	5	(116)	(22)
Total other income (expense), net	48	6	2	(16)
Net loss	$(5,052)	$(8,184)	$(14,620)	$(16,140)
Net loss per share attributable to common stockholders – basic and diluted	$(1.45)	$(2.91)	$(4.32)	$(6.08)
Weighted average common shares outstanding – basic and diluted	3,478,157	2,812,454	3,383,171	2,654,099

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share data)

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity

Balance — January 1, 2022	1,830		$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(915)		(541)	76,250	-	541	-	-
Adjustment due to reverse stock split	-		-	12,635	-	-	-	-
Stock-based compensation	-		-	-	-	281	-	281
Net loss	-		-	-	-	-	(4,973)	(4,973)
Balance — March 31, 2022	915		$540	3,310,922	$-	$301,830	$(259,613)	$42,757

Conversion of preferred stock to common stock	(915)		(540)	76,250	-	540	-	-
Stock-based compensation	-		-	-	-	277	-	277
Net loss	-		-	-	-	-	(4,595)	(4,595)
Balance — June 30, 2022	-	$		3,387,172	$-	$302,647	$(264,208)	$38,439

Issuance of common stock, net of issuance costs	-		-	252,013	-	1,382	-	1,382
Stock-based compensation	-		-	-	-	277	-	277
Net loss	-		-	-	-	-	(5,052)	(5,052)
Balance — September 30, 2022	-		$-	3,639,185	$-	$304,306	$(269,260)	$35,046

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	-	$-	1,805,250	$-	$257,608	$(234,469)	$23,139
Issuance of common stock, net of issuance costs	-	-	1,000,000	-	37,079	-	37,079
Exercise of warrants	-	-	7,202	-	204	-	204
Stock-based compensation	-	-	-	-	328	-	328
Net loss	-	-	-	-	-	(4,104)	(4,104)
Balance — March 31, 2021	-	$-	2,812,452	$-	$295,219	$(238,573)	$56,646

Stock-based compensation	-	-	-	-	299	-	299
Net loss	-	-	-	-	-	(3,852)	(3,852)
Balance — June 30, 2021	-	$-	2,812,452	$-	$295,518	$(242,425)	$53,093

Stock-based compensation	-	-	-	-	284	-	284
Net loss	-	-	-	-	-	(8,184)	(8,184)
Balance — September 30, 2021	-	$-	2,812,452	$-	$295,802	$(250,609)	$45,193

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,620)	$(16,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	134
Amortization of operating lease right-of-use asset	1,033	728
Stock-based compensation	835	911
Goodwill impairment	-	3,577
Changes in operating assets and liabilities:
Accounts receivable	(409)	75
Prepaid expenses and other current assets	(1,042)	(141)
Other long-term assets	(428)	-
Accounts payable	478	(50)
Accrued expenses and other current liabilities	1,515	(643)
Operating lease liability	(1,007)	(845)
Deferred revenue	(788)	(2,937)
Net cash used in operating activities	(14,310)	(15,331)

Cash flows from investing activities:
Purchases of property and equipment	(77)	(118)
Net cash used in investing activities	(77)	(118)

Cash flows from financing activities:
Preferred stock issuance costs	(152)	-
Proceeds from issuance of common stock, net of issuance costs	1,382	37,079
Proceeds from exercise of warrants	-	204
Net cash provided by financing activities	1,230	37,283
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,157)	21,834
Cash, cash equivalents and restricted cash — beginning of period	55,465	31,861
Cash, cash equivalents and restricted cash — end of period	$42,308	$53,695

Supplemental information:
Cash and cash equivalents	$40,683	$53,491
Restricted cash	153	-
Long-term restricted cash	1,472	204
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$42,308	$53,695
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$1,081	$-

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

The financial information as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2021 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

For the nine months ended September 30, 2022, one customer accounted for 99% of revenue recognized in the accompanying financial statements. For the nine months ended September 30, 2021, two customers accounted for 99% of revenue recognized in the accompanying financial statements. As of September 30, 2022, one customer accounted for 99% of accounts receivable recorded in the accompanying financial statements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on accounting for convertible financial instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and share settlement when an instrument can be settled in cash or shares at the entity’s option, unless the instrument is a liability-classified stock-based payment award. The Company elected to early adopt ASU 2020-06 as of January 1, 2022, using the modified retrospective method. The adoption of ASU 2020-06 did not have any net impact on the classification or measurement of the Company’s convertible financial instruments or contracts in the Company’s own equity outstanding as of January 1, 2022, nor the earnings per-share amounts for the three and nine months ended September 30, 2022.

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

As of September 30, 2022, there have been no other new, or existing recently issued or adopted, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

As of September 30, 2022 and December 31, 2021, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis, except for money market funds which are a Level 1 instrument, measured at fair value on a recurring basis and included in Cash and cash equivalents in the consolidated balance sheets in the amount of $35,415 and $47,758 respectively. During the three and nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Clinical and consulting	$1,239	$230
Insurance	428	325
Software and hosting costs	140	-
Other	106	316

Total prepaid expenses and other current assets	$1,913	$871

5. Property and Equipment, Net

Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$1,838	$1,838
Leasehold improvements	664	602
Computer equipment	292	304
Office furniture and equipment	216	217
Capital in progress	5	-
	3,015	2,961
Less accumulated depreciation and amortization	(2,750)	(2,640)
Property and equipment, net	$265	$321

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $123 and $134, respectively. During the nine months ended September 30, 2022, the Company disposed of certain fixed assets with immaterial gross costs and accumulated depreciation.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Clinical and consulting	$1,506	$97
Wages and incentives	960	1,051
Legal and patents	126	58
Other	156	27

Total accrued expenses and other current liabilities	$2,748	$1,233

7. Significant Agreements

Development and Commercialization Agreement with Cipla Technologies LLC (“Cipla”)

On April 15, 2019, the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla for the co-development and commercialization, on a worldwide exclusive basis, of PUR1900, the Company’s inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma. Pulmatrix entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Cipla Amendment”), and all references to the Cipla Agreement herein refer to the Cipla Agreement, as amended.

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

The Company and Cipla will each be responsible for 60% and 40%, respectively, of the Company’s overhead costs and the time spent by the Company’s employees and consultants on development of the Product (“Direct Costs”), in addition to which, Cipla will reimburse the Company an amount equal to 10% of aggregate Direct Costs upon the achievement of certain development milestones set forth in the table below, potentially bringing the sharing of Direct Costs to a 50/50 basis. The Company will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

Phase 2 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2 clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the joint steering committee (the “JSC”).	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act (the “PDUFA”)	To be proposed by JSC

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

The Company concluded that the Cipla Amendment represented a contract modification that is treated for accounting purposes as the termination of the Cipla Agreement and a creation of a new contract (the “Amended Cipla Agreement”). Accordingly, the modification is accounted for on a prospective basis. The total transaction price for the Amended Cipla Agreement includes variable consideration from the Cipla Amendment as well as $7.4 million deferred under the Cipla Agreement as of the Cipla Amendment execution date. Revenue is recognized for the Amended Cipla Agreement as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the Company’s obligations.

During the three and nine months ended September 30, 2022, the Company recognized $1.9 million and $4.4 million in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. As of September 30, 2022, the aggregate transaction price related to the Company’s unsatisfied obligations was $6.2 million and was recorded in deferred revenue in the accompanying consolidated balance sheets, $1.1 million of which was current.

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

As of September 30, 2022, there are no shares of Series A Preferred Stock outstanding as all previously issued shares were converted into common stock during the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

During the nine months ended September 30, 2022, the Company sold 252,013 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $5.70 per share which resulted in net proceeds of approximately $1.4 million.

10. Warrants

There were no warrants issued or exercised during the nine months ended September 30, 2022. There were warrants to purchase up to 254,942 shares of common stock that expired during the nine months ended September 30, 2022.

The following represents a summary of the warrants outstanding and exercisable at September 30, 2022:

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

11. Stock-Based Compensation

The Company sponsors the Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). As of September 30, 2022, the 2013 Plan provides for the grant of up to 454,363 shares of common stock, of which 142,642 shares remain available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of September 30, 2022, the two legacy plans have a total of 35 options outstanding, all of which are fully vested.

During the nine months ended September 30, 2022, the Company granted 123,357 options to employees and directors with a weighted-average grant date fair value of $5.45 per share.

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2022	196,006	$52.72	8.12	$-
Granted	123,357	6.45
Forfeited or expired	(11,445)	200.12
Outstanding — September 30, 2022	307,918	$28.70	8.22	$-
Exercisable — September 30, 2022	136,308	$46.42	7.42	$-

The Company records stock-based compensation related to stock options based on their grant date fair value. During the nine months ended September 30, 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in estimating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average assumptions used in determining fair value of the stock options for the nine months ended September 30, 2022 and 2021, are as follows:

	Nine Months Ended September 30,
	2022	2021
Expected option life (years)	6.03	5.98
Risk-free interest rate	2.03%	0.62%
Expected volatility	113.28%	104.96%
Expected dividend yield	-%	-%

The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The risk-free interest rate was obtained from U.S. Treasury rates for the expected life of the stock options. The Company’s expected volatility was based upon the Company’s own historical volatility. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

As of September 30, 2022, there was $1.9 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.19 years.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$65	$53	$189	$164
General and administrative	212	231	646	747
Total stock-based compensation expense	$277	$284	$835	$911

12. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. As of September 30, 2022, the Company had aggregate commitments to pay approximately $4.4 million remaining on these contracts, of which the Company expects to be reimbursed $1.9 million by partners. Of the gross amount of $4.4 million in commitments, $4.0 million would be considered current over the next 12 months and $0.4 million would be considered long-term. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

Legal Proceedings

In the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations.

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

The components of lease expense for the Company for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Fixed lease cost	$357	$259	$1,072	$777
Variable lease cost	206	97	556	319
Total lease cost	$563	$356	$1,628	$1,096
Other information
Immaterial office equipment lease obligation, 4-year lease			$7	$11
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$431	$299	$1,046	$896
Weighted-average remaining lease term — operating leases			0.7 year
Weighted-average discount rate — operating leases			3.0%

Maturities of lease liabilities due under these lease agreements as of September 30, 2022 are as follows:

Operating Leases
Maturity of lease liabilities
2022 (three months)	$431
2023	863
Total lease payments	1,294
Less interest	(13)
Total lease liabilities	$1,281

Reported as of September 30, 2022
Lease liabilities — short term	$1,281
Lease liabilities — long term	-
$1,281

Future Corporate Headquarters

On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprises approximately 20,000 square feet of office and lab space and is expected to commence in May 2023, following completion of construction to prepare the premises for the Company’s intended use. Based on the Company’s current plans, management anticipates the improvements will be funded by (i) the landlord through a tenant allowance of $3.9 million, (ii) a landlord funded advance on tenant improvements of $0.5 million which will be repaid over the lease term, and (iii) approximately $2.9 million by the Company. The lease provides for base rent of $101 thousand per month, which will increase 3% each year over the ten-year noncancellable term. The Company has the option to extend the lease for one additional 5-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

As of September 30, 2022, the lease was not recorded on the consolidated balance sheet as the facility is under construction and no payments relating to landlord-owned leasehold improvements have been made by the Company. When payments are made by the Company relating to landlord-owned leasehold improvements, they will be recorded to prepaid rent as a component of other long-term assets. On the lease commencement date, the Company plans to reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2022 and 2021.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of September 30, 2022 and December 31, 2021.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of September 30, 2022 and December 31, 2021.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Nine Months Ended September 30,
	2022	2021
Stock options to purchase common stock	307,918	194,393
Warrants to purchase common stock	1,284,803	1,222,042
	1,592,721	1,416,435

16. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2022 through the date the condensed consolidated financial statements were issued, to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the coronavirus (“COVID-19”) pandemic and the ongoing effects of the COVID-19 pandemic and its continuing effects on the global economy on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

Our current pipeline is aligned to this goal as we develop iSPERSE™- based therapeutic candidates which target the prevention and treatment of a range of diseases. These therapeutic candidates include PUR1900 for the treatment of allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma, and in patients with cystic fibrosis (“CF”), PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR3100 for the treatment of acute migraine. Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

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

We expect to continue to incur significant expenses and operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	Continue to advance PUR1900 clinical trials focused on the development of an inhaled anti-fungal therapy to treat an allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF.

We will continue to direct resources to advance the research and development of PUR1900 for ABPA in patients with asthma and CF. Based on the FDA meeting in January 2021, we have initiated study start-up activities for our Phase 2 safety and efficacy study of PUR1900 in patients with asthma and ABPA. This will include a 16-week dosing regimen and endpoints that would potentially support a Phase 3 registrational trial. The Phase 2 study is anticipated to begin dosing subjects with ABPA in the first quarter of 2023 with top-line data expected in mid-2024.

●	Continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD.

We completed preclinical safety studies for our lead iSPERSE™ formulation in 2018 and advanced our formulation and process development efforts to support clinical testing in subjects with stable moderate-severe chronic obstructive pulmonary disease (“COPD”). We completed a Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 for subjects with stable moderate-severe COPD. We received top-line data from the Phase 1b clinical study in the first quarter of 2022. We are analyzing data from the completed Phase 1b clinical study of PUR1800 for AECOPD, to submit study results for presentation at a relevant medical conference in 2023. These data will inform the design of a potential Phase 2 study in the treatment of AECOPD.

●	Continue to advance PUR3100, focusing on the development of an orally inhaled dihydroergotamine (“DHE”) for the treatment of acute migraine.

We developed PUR3100, an iSPERSE™ formulation of DHE in 2020 and completed a pharmacokinetic study in dogs in January 2021. On September 26, 2022, we announced the completion of patient dosing in a Phase 1 trial evaluating PUR3100, a novel pulmonary inhaled formulation for the treatment of acute migraine. The Phase 1 study design is a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with intravenous (“IV”) placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects. Phase 1 study database lock is to occur in November with top-line data anticipated to be released in early first quarter of 2023.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of September 30, 2022, our patent portfolio related to iSPERSE™ included approximately 135 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 51 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 273 granted patents, 32 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 29 additional pending patent applications in the US and other jurisdictions. On March 1, 2022, we filed a patent cooperation treaty application that discloses and claims certain formulations and methods of use relevant to our PUR3100 program.

●	Hire additional personnel to support our product development, commercialization, and administrative efforts.

In order to advance our clinical programs, we may hire additional personnel in areas of pharmaceutical and clinical development. In 2022, we hired our Chief Medical Officer, among other personnel, to support these programs.

PUR1900 (formerly referred to as Pulmazole)

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of PUR1900, our inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Cipla Amendment”), and all references to the Cipla Agreement herein refer to the Cipla Agreement, as amended.

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement or if certain development milestones are not achieved within a specified timeframe discussed in greater detail below, the joint steering committee (the “JSC”) will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and us. In such events, the parties are not obligated to follow the recommendation of the JSC and, either party may elect to terminate (a “Terminating Party”) its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at its fair market value. If both Cipla and we abandon the development program, Cipla and we shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary indications. Cipla and we will equally share the proceeds.

We and Cipla are responsible for 60% and 40%, respectively, of our overhead costs and the time spent by our employees and consultants on development of the Product (“Direct Costs”), in addition to which, Cipla will reimburse us an amount equal to 10% of aggregate Direct Costs upon the achievement of certain development milestones set forth in the table below, potentially bringing the sharing of Direct Costs to a 50/50 basis. We continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis. Additionally, upon commercialization, Cipla and the Company will share equally, both positive and negative total free cash-flows earned by Cipla in respect of the Product.

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

Following the terminated clinical study, we conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program’s overall development plan and the current Phase 2 clinical study design. The Phase 2 clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2 clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the current Phase 2 clinical study, was approved on November 8, 2021 in the Cipla Amendment by the JSC.

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

Phase 2 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2 clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the JSC.	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act (the “PDUFA”)	To be proposed by JSC

We successfully completed a Phase 1/1b clinical study in 2018. We anticipate the first patient to be dosed in this Phase 2 clinical study during the first quarter of 2023 with top-line data expected in mid-2024. This clinical study start may be affected by conditions related to the COVID-19 pandemic with respect to clinical study conduct and patient enrollment.

PUR1800

We completed a Phase 1b safety, tolerability, and pharmacokinetics (“PK”) of PUR1800 for subjects with stable moderate-severe COPD. We received top-line data from the Phase 1b clinical study in the first quarter of 2022.

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

PUR1800 was well tolerated and there were no observed safety signals. The preliminary PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The complete datasets will be analyzed, and we expect to submit study results at a relevant medical conference in 2023. These data along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory disease. We are also analyzing the Phase 1b clinical study data to help inform the design of a potential Phase 2 study in the treatment of AECOPD.

Toxicology studies in rats and dogs, with durations of nine and nine months, respectively, were then completed. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with no progression of findings from 28-day studies. We believe this indicates potential for chronic dosing of PUR1800, enabling us to explore PUR1800 therapy for chronic respiratory disease such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of AECOPD, these positive toxicology study results could expand potential indications and value of the program.

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

PUR3100

In 2020, we developed PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Over 38 million people suffer from migraine in the United States. Currently, DHE is only available as intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 should be the first orally inhaled DHE treatment for acute migraine and be an alternative to other acute therapies, such as oral and intravenous triptans that currently represent the majority of the annual migraine prescriptions in the United States. Given the oral inhaled route of delivery, PUR3100 is anticipated to provide a rapid onset of migraine symptom relief with a favorable tolerability profile.

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

We submitted pre-investigational new drug application (“pre-IND”) questions to the FDA for which we have received written responses that have confirmed and/or clarified several manufacturing, non-clinical, and clinical aspects of the PUR3100 development program. After consideration of the responses, we updated the initial clinical study from a 2-part Phase 1/Phase 2 clinical study to a Phase 1 double-blind matching placebo (double-dummy) clinical study in healthy volunteers. Participants are being randomized to receive 1 of 3 doses of PUR3100 or intravenous DHE. The Phase 1 clinical study is evaluating safety, tolerability, and pharmacokinetics of PUR3100 in humans. Based on our FDA communications, we believe this study may provide preliminary comparative bioavailability data to potentially support a 505(b)(2) pathway for marketing authorization. Based on FDA guidance provided in the pre-IND meeting, 300 patients will be followed for 6 months of dosing and 100 of which will be followed for 12 months of dosing as part of an open-label extension study of the potential pivotal study. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy subjects with asthma before a new drug application is submitted for PUR3100.

We further conducted a Type C meeting with the FDA to add additional clarification around some of the written responses in relation to the overall non-clinical and clinical program. We believe that conducting the Phase 1 clinical study in Australia allows us to generate the most comprehensive dataset for inclusion in an investigational new drug application (“IND”) for Phase 2 in the United States, while also providing the most cost and time efficient path to Phase 1 data in 2022. On September 26, 2022, we announced the completion of patient dosing in a Phase 1 trial evaluating PUR3100, a novel pulmonary inhaled formulation for the treatment of acute migraine. The Phase 1 study design is a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects. Phase 1 study database lock is to occur in November with top-line data anticipated to be released in early first quarter of 2023.  Following the Australia Phase 1 clinical study completion, we plan to open an IND to enable a randomized placebo-controlled Phase 2 clinical study in patients with migraines to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study.

Nasdaq Minimum Bid Price Requirement

As previously reported, on August 17, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 6, 2021 through August 16, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On February 15, 2022, we received a letter from Nasdaq notifying us that we have been granted an additional 180-day period, or until August 15, 2022, to regain compliance with the Minimum Bid Price Requirement. On March 15, 2022, we received a letter from Nasdaq notifying us that we had regained full compliance with the Minimum Bid Price Rule, and that the matter was closed.

Financial Overview

Revenues

To date, we have not generated any product sales. The revenue for the three and nine months ended September 30, 2022 was primarily generated by the collaboration and license agreement with Cipla on our PUR1900 program. The revenue for the three and nine months ended September 30, 2021 was primarily generated by the Cipla Agreement and the JJEI License Agreement for our PUR1800 kinase inhibitor.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion (approximately 81% of staff) are research and development employees. In addition, we maintain approximately a 22,000 square foot office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Critical Accounting Policies, Judgments, and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and other current liabilities, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no changes to our critical accounting policies during the nine months ended September 30, 2022, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022 (the “2021 Annual Report”). It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2021 Annual Report.

Results of Operations

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	2022 vs. 2021
Revenues	$1,872	$1,069	$803

Operating expenses:
Research and development	5,287	4,026	1,261
General and administrative	1,685	1,656	29
Goodwill impairment	-	3,577	(3,577)
Total operating expenses	6,972	9,259	(2,287)
Loss from operations	(5,100)	(8,190)	3,090
Other income (expense), net:
Interest income	102	1	101
Other (expense) income, net	(54)	5	(59)
Total other expense, net	48	6	42
Net loss	$(5,052)	$(8,184)	$3,132

Revenues — Revenue was $1.9 million for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021, an increase of $0.8 million. The increase in revenue was due to $1.9 million in revenue in the three months ended September 30, 2022 for the PUR1900 program related to the Cipla Agreement compared to no revenues for the three months ended September 30, 2021. This was partially offset by no revenues in the three months ended September 30, 2022 for the PUR1800 program compared to $1.1 million for the three months ended September 30, 2021.

Research and development expenses — For the three months ended September 30, 2022, research and development expenses were $5.3 million compared to $4.0 million for the three months ended September 30, 2021, an increase of $1.3 million. The increase was primarily due to increased spend of $1.5 million in clinical costs related to our PUR1900 program, $0.6 million in employment costs and $0.2 million in facility costs, partially offset by decreased spend of $1.0 million in non-clinical and clinical costs related to our PUR1800 program.

General and administrative expenses — General and administrative expenses were $1.7 million for both the three months ended September 30, 2022 and 2021. There were no significant changes in the nature or composition of general and administrative expenses incurred period over period.

Nine Months ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	2022 vs. 2021
Revenues	$4,363	$4,713	$(350)

Operating expenses:
Research and development	13,773	12,423	1,350
General and administrative	5,212	4,837	375
Goodwill impairment	-	3,577	(3,577)
Total operating expenses	18,985	20,837	(1,852)
Loss from operations	(14,622)	(16,124)	1,502
Other income (expense), net:
Interest income	118	6	112
Other expense, net	(116)	(22)	(94)
Total other income (expense), net	2	(16)	18
Net loss	$(14,620)	$(16,140)	$1,520

Revenue — Revenue was $4.4 million for the nine months ended September 30, 2022, compared to $4.7 million for the nine months ended September 30, 2021, a decrease of approximately $0.3 million. The decrease in revenue was due to no revenues in the nine months ended September 30, 2022 for the PUR1800 program compared to $3.7 million for the nine months ended September 30, 2021. This was partially offset by $4.3 million in revenue in the nine months ended September 30, 2022 for the PUR1900 program related to the Cipla Agreement compared to $0.9 million revenues for the nine months ended September 30, 2021.

Research and development expenses — For the nine months ended September 30, 2022, research and development expenses were $13.8 million, compared to $12.4 million for the nine months ended September 30, 2021, an increase of $1.4 million. The increase was primarily due to increased spend of $1.8 million in employment costs, $0.4 million in facility costs and $1.8 million on clinical costs related to the PUR1900 program, partially offset by decreased spend of $2.2 million in non-clinical and clinical costs related to our PUR1800 program and $0.4 million in non-clinical and manufacturing costs related to our PUR3100 program.

General and administrative expenses — General and administrative expenses were $5.2 million for the nine months ended September 30, 2022, compared to $4.8 million for the nine months ended September 30, 2021, an increase of $0.4 million. The increase was primarily due to increased spend of $0.2 million in employment costs, $0.3 million in consulting costs, $0.1 million in facility costs, partially offset by decreased spend of $0.2 million in other corporate costs.

Liquidity and Capital Resources

Through September 30, 2022, we have incurred an accumulated deficit of $269.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes and term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of September 30, 2022 was $40.7 million.

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

We contract with various other organizations to conduct research and development activities, including clinical trials. As of September 30, 2022, we had aggregate commitments to pay approximately $4.4 million remaining on these contracts, of which the Company expects to be reimbursed $1.9 million by partners. Of the gross amount of $4.4 million in commitments, $4.0 million would be considered current over the next 12 months and $0.4 million would be considered long-term. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by us upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

We expect that our existing cash and cash equivalents as of September 30, 2022 will enable us to fund our projected operating expenses and capital expenditures into the second quarter of 2024.  We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(14,310)	$(15,331)
Net cash used in investing activities	(77)	(118)
Net cash provided by financing activities	1,230	37,283
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,157)	$21,834

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $14.3 million, which consisted of a $14.6 million net loss and $1.7 million in net cash outflows associated with changes in operating assets and liabilities, partially offset by $2.0 million of non-cash adjustments. Our non-cash adjustments were comprised of approximately $0.9 million of stock-based compensation expense, $1.0 million of amortization of operating lease right-of-use asset, and $0.1 million of depreciation and amortization expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to increases of $0.4 million in accounts receivable, approximately $1.0 million in prepaid expenses and other current assets, and $0.4 million in long-term assets, decreases of $1.0 million in operating lease liability and $0.8 million in deferred revenue, and partially offset by increases of $0.5 million in accounts payable and $1.5 million in accrued expenses and other current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2021 was $15.3 million, which consisted of a $16.1 million net loss and $4.5 million in net cash outflows associated with changes in operating assets and liabilities, partially offset by approximately $5.3 million of non-cash adjustments. Our non-cash adjustments were comprised of $3.6 million of goodwill impairment, $0.9 million of stock-based compensation expense, $0.7 million of amortization of operating lease right-of-use asset and $0.1 million of depreciation and amortization expense. The net cash outflows associated with changes in operating assets and liabilities were primarily due to decreases of $2.9 million in deferred revenue, $0.8 million in operating lease liability, and $0.6 million in accrued expenses and other current liabilities, and an increase of approximately $0.1 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities for both the nine months ended September 30, 2022 and 2021 was $0.1 million and both periods were entirely due to the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $1.2 million as compared to $37.3 million provided by financing activities for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 resulted from $1.4 million of net proceeds from an At-The-Market Sales Agreement, partially offset by $0.2 million of preferred stock issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2021 resulted from $37.1 million of net proceeds from the issuance of common stock in a registered direct offering and $0.2 million from the exercise of warrants.

Financings

On December 17, 2021, we closed a registered direct offering with certain institutional investors for the issuance and sale of an aggregate of 6,745.008 shares of convertible preferred stock and warrants to purchase up to an aggregate of 281,047 shares of common stock, par value $0.0001 per share, for gross proceeds of $6.8 million or net proceeds of $6.0 million after placement agent’s fees and other offering expenses. The shares of preferred stock have a stated value of $1,000 per share and are initially convertible into an aggregate of 562,085 shares of common stock at a conversion price of $12.00 per share at any time. The common warrants have an exercise price of $13.99 per share. In addition, we issued the placement agent designees warrants to purchase up to 36,538 shares of common stock at an exercise price of $14.99 per share. Both the common warrants and the placement warrants are exercisable nine months following the date issuance and have a five-year term. The shares of preferred stock and common warrants were offered by us pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-256502) previously filed with the SEC on May 26, 2021 and declared effective on June 9, 2021.

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

During the nine months ended September 30, 2022, we sold 252,013 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $5.70 per share which resulted in net proceeds of approximately $1.4 million. We anticipate using these funds for our PUR1900 Phase 2 trial.

On February 16, 2021, we closed on a registered direct offering with certain healthcare-focused institutional investors to purchase up to an aggregate of 1,000,000 shares of our common stock at $40.00 per share, for gross proceeds $40.0 million or net proceeds of $37.1 million after placement agent’s fees and other offering expenses. In connection with the offering, 65,003 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $49.99 per share. The shares of common stock were offered by us pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019 and declared effective on March 15, 2019.

Known Trends, Events and Uncertainties

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to the COVID-19 pandemic and its continuing effects on the global economy, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or our board or management, may determine are needed.

The COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets, and the ongoing effects of the COVID-19 pandemic, including but not limited to, supply chain issues, global shortages of supplies, materials and products, and rising global inflation, continue to do so. In addition, the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition (including, for example, the recent coronavirus outbreak, the Russia/Ukraine conflict, supply chain and recent inflationary pressures);

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMATRIX, INC.

Date: November 10, 2022	By:	/s/ Teofilo Raad
Teofilo Raad
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

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

