Form 10-K
period 2022-12-31
Pulmatrix, Inc.
filed 2023-03-30
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2022, the last business day of registrant’s most recently completed second fiscal quarter, was $15,546,729.

As of March 27, 2023, the registrant had 3,652,285 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PULMATRIX, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and its continuing effects on the global economy and on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

For a more detailed discussion of these and other risks that may affect our business and that could cause our actual results to differ from those projected in these forward-looking statements, see the risk factors and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, except as required by law.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel inhaled therapeutic products intended to prevent and treat respiratory and other diseases with significant unmet medical needs using its patented iSPERSE™ technology. The Company’s proprietary product pipeline includes treatments for serious lung diseases, such as allergic bronchopulmonary aspergillosis (“ABPA”) and Chronic Obstructive Pulmonary Disease (“COPD”), and central nervous system (“CNS”) disorders such as acute migraine. Our product candidates are based on its proprietary engineered dry powder delivery platform, iSPERSE™, which seeks to improve therapeutic delivery to the lungs by maximizing local concentrations and reducing systemic side effects to improve patient outcomes.

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

Our current pipeline is aligned to this goal as we develop iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases, including CNS disorders and pulmonary diseases. These therapeutic candidates include PUR1900 for the treatment of ABPA in patients with asthma and in patients with cystic fibrosis (“CF”), PUR3100 for the treatment of acute migraine, and PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”). Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

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

We expect to continue to incur significant expenses and operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	Conduct PUR1900 clinical trials focused on the development of an inhaled antifungal therapy to treat an allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF.

We will continue to direct resources to advance the research and development of PUR1900 for ABPA in patients with asthma and CF. In 2018, we completed a Phase 1 study of PUR1900 in normal healthy volunteers and asthma patients. In 2019, we began a Phase 2 study of PUR1900 with patients with asthma and are suffering from ABPA but stopped the Phase 2 study due to the COVID-19 pandemic and its impact on enrollment. In January 2021, we conducted a Type C meeting with the U.S Food and Drug Administration (“FDA”) to discuss our plans for a Phase 2b study. Utilizing the FDA feedback, we advanced PUR1900 into a new Phase 2b efficacy study that includes a sixteen-week dosing regimen with potential registration efficacy endpoints, rather than the four-week dosing regimen in the terminated Phase 2 safety biomarker study. The current Phase 2b study began dosing patients in the first quarter of 2023. The PUR1900 Phase 2b study is anticipated to deliver topline data in mid-2024.

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine.

We developed PUR3100, an iSPERSE™ formulation of DHE in 2020. We completed GLP toxicology studies in 2021 and 2022. On September 26, 2022, we announced the completion of patient dosing in a Phase 1 trial evaluating PUR3100, a novel pulmonary inhaled formulation for the treatment of acute migraine. On January 4, 2023, we announced PUR3100 was safe and all doses had fewer GI side effects compared to intravenous (“IV”) DHE. PUR3100 demonstrated a five-minute Tmax and Cmax within the targeted therapeutic range for all three doses tested. The Phase 1 study design was a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects. Oral inhalation of PUR3100 achieved peak exposures in the targeted therapeutic range at all doses and the Tmax occurred at five minutes after dosing.

We believe these data are encouraging and suggest that the orally inhaled formulation of DHE, PUR3100, will result in rapid systemic exposure in the therapeutic range, while minimizing the risk of side effects related to exposure levels associated with IV dosing. We believe the PUR3100 formulation of DHE is highly differentiated from other DHE products already approved or in development, can be immediately self-administered and has a pharmacokinetic profile that may potentially advance the treatment of patients with acute migraine.

●	Continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD.

We completed preclinical safety studies for our lead iSPERSE™ formulation in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate-severe COPD patients. We completed a Phase 1b safety, tolerability, and pharmacokinetics clinical study of PUR1800 for subjects with stable moderate-severe COPD and received topline data from the Phase 1b clinical study in the first quarter of 2022. We analyzed data from the completed Phase 1b clinical study of PUR1800 for AECOPD and presented study results at the American Academy of Allergy, Asthma and Immunology (AAAAI) conference in February 2023. We completed all data analysis to inform a study design for a potential Phase 2 efficacy and safety study, treating subjects with AECOPD.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2022, our patent portfolio related to iSPERSE™ included approximately 137 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 49 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 32 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 26 additional pending patent applications in the US and other jurisdictions. On March 1, 2022, we filed a patent cooperation treaty application that discloses and claims certain formulations and methods of use relevant to our PUR3100 program.

●	Hire personnel to support our product development, commercialization, and administrative efforts.

During 2022, we were staffed to support two active clinical programs. In first quarter of 2022, we hired our Chief Medical Officer, among other personnel, to support these programs.

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

Therapeutic Candidates

PUR1900

We are developing an iSPERSE™ inhaled formulation of the antifungal drug itraconazole for the prevention and treatment of fungal infections and allergic/hypersensitivity reactions to fungus in patients with severe lung disease, including those with asthma and CF. On January 28, 2020, PUR1900 received Fast Track designation from the FDA for the treatment of ABPA. Aspergillus colonization and infections are likely underdiagnosed and occur frequently in patients of all ages. Colonization and infection with Aspergillus. can lead to clinical disease with differing severities and complications depending on the immune status of the host. Invasive aspergillosis is a frequently fatal disease that occurs in patients that are typically immune suppressed as a result of treatment for hematologic cancers or immunosuppression prior to solid organ transplantation. In patients with asthma and CF, Aspergillus can cause chronic infections that may be associated with worsening disease and larger declines in lung function than patients without infection. A subset of patients with asthma and CF with Aspergillus colonization and/or infection develop ABPA, which is a complex hypersensitivity reaction to fungal antigens. ABPA is a disease resulting in mucus production, wheezing, pulmonary infiltrates, worsening bronchiectasis, and fibrosis of the lung.

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

PUR1900 is our inhaled formulation of itraconazole, an antifungal drug commercially available as an oral drug that we are developing to treat and prevent pulmonary fungal infections. Development of PUR1900 is focused on treatment of Aspergillus. colonization and infection in patients with asthma and CF. In a Phase 1/1b clinical trial, PUR1900 appeared to be safe and well tolerated in healthy normal volunteers (Parts 1 and 2) and in patients with asthma (Part 3). In Part 3 of the Phase 1/1b clinical study, following a single dose of PUR1900, the pharmacokinetics (“PK”) analysis of sputum samples demonstrated approximately 70-fold higher maximum lung concentration of itraconazole following inhalation of PUR1900 compared to oral Sporanox® (Janssen Pharmaceuticals) despite inhaling only one-tenth the dose of itraconazole (20 mg) relative to the dose of oral Sporanox® (200 mg). Lung exposure, as measured by sputum induction and analysis, was approximately 50-fold higher and plasma exposure was approximately 85-fold lower following inhalation of 20 mg of PUR1900 compared to 200 mg of oral Sporanox®. All endpoints from the Phase 1/1b clinical study were successfully met.

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

We and Cipla will each be responsible for 60% and 40%, respectively, of our overhead costs and the time spent by our employees and consultants on development of the Product (“Direct Costs”), in addition to which, Cipla will reimburse us an amount equal to 10% of aggregate Direct Costs upon the achievement of the development milestones set forth in the table below, potentially bringing the sharing of Direct Costs to a 50/50 basis. We will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

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

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA.” This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clinical study conduct.

Following termination of the Phase 2 clinical study, we conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the currently ongoing Phase 2b clinical study design. The current Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the new Phase 2b clinical study, was approved by the partnership JSC on November 8, 2021. On February 6, 2023, we announced the first patient dosed in the Phase 2b study and the study is currently on track with topline data anticipated in mid-2024.

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

We have demonstrated that PUR1900 achieves higher local lung itraconazole concentrations with lower systemic exposure relative to oral dosing, thus allowing for the potential to improve upon both the efficacy and safety profiles observed with oral itraconazole. Furthermore, administration by inhalation reduces the exposure of the drug in the rest of the body, which may be beneficial in reducing systemic side effects and the risk of potentially toxic drug-drug interactions.

There is precedent for both dry powder and nebulized inhaled anti-infective therapy to address specific pulmonary infections in patients which demonstrates potential utility of inhaled drug delivery and market opportunity. Mylan currently markets TOBI Podhaler for treatment of Pseudomonas aeruginosa infection in the United States and Forest Laboratories U.K. Limited (a subsidiary of Actavis PLC) markets inhaled colistin, Colobreathe, for the same infection in Europe. Insmed currently markets Amikacin Liposome Inhalation Suspension (Arikayce) in the United States for the treatment of lung disease caused by a group of bacteria, Mycobacterium avium complex in a limited population of patients with the disease who do not respond to conventional treatment (refractory disease). Arikayce was the first drug to be approved under the Limited Population Pathway for Antibacterial and Antifungal Drugs, or LPAD pathway, established by Congress under the 21st Century Cures Act to advance development and approval of antibacterial and antifungal drugs to treat serious or life-threatening infections in a limited population of patients with unmet need. As required for drugs approved under the LPAD pathway, labeling for Arikayce includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population. Arikayce was also approved under the accelerated approval pathway. Under this approach, the FDA may approve drugs for serious or life-threatening diseases or conditions where the drug is shown to have an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients. The approval of Arikayce was based on achieving three consecutive negative monthly sputum cultures by month six of treatment. Insmed was required by the FDA to conduct an additional, post-market study to describe the clinical benefits of Arikayce. There are currently no products specifically approved for treatment of ABPA, however, there are several inhaled antifungal agents currently under development for the treatment of invasive aspergillosis or ABPA. Treatments under development for invasive aspergillosis include PC945, a novel azole antifungal being developed by Pulmocide as a liquid for nebulization, and a dry powder formulation of voriconazole being developed by TFF Pharmaceuticals. In principle, development of an inhaled antifungal for the treatment of invasive aspergillosis could also be effective for ABPA but would require additional clinical studies in the target patient population. Zambon has also developed a dry powder formulation of voriconazole for the treatment of ABPA and completed a Phase 1 study in the third quarter of 2020. However, no additional development has since been reported. Regeneron Pharmaceuticals is currently running a clinical trial with Dupilumab (NCT04442269) for the treatment of ABPA in asthma. This trial is anticipated to run through December 2023 and is focused on prevention of exacerbations in individuals with at one or more severe respiratory exacerbations.

New methods to detect Aspergillus. infection in sputum have improved the sensitivity of diagnosis and clinical appreciation for these infections. Pulmonary Aspergillus. infections affect approximately 14 million patients worldwide according to the Global Action Fund for Fungal Infections (Improving Outcomes for Patients with Fungal Infections across the World: A Road Map for the Next Decade). The majority of these cases occur in patients with asthma who have allergic disease and also include invasive Aspergillus. infections that are associated with a high rate of mortality in immunocompromised patients. We believe that PUR1900 compares favorably to the products discussed above and has the potential to generate significant value based on treating and preventing pulmonary fungal infections in multiple patient populations.

Clinical Development

We successfully completed a Phase 1/1b clinical study in 2018 which enabled us to initiate a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA.” This clinical study was terminated in July 2020 due to the impact of the COVID-19 pandemic on patient enrollment and clinical study conduct. The completion of a 6-month inhalation toxicology study in dogs in 2020 enables the conduct of the current Phase 2b clinical study.

The current Phase 2b study includes a 16-week dosing regimen and exploration of potential regulatory approval endpoints. We dosed the first patient in this current Phase 2b clinical study during the first quarter of 2023 with topline data expected in mid-2024.

This clinical study may be affected by remaining conditions related to the COVID-19 pandemic and its ongoing effects with respect to clinical study conduct and patient enrollment. For more discussion of risks related to the COVID-19 pandemic and its ongoing effects, please see “Item 1A. RISK FACTORS.—Risks Related to Our Business—Business interruptions could limit our ability to operate our business.”

PUR3100

In 2020, we began developing PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Over 38 million people suffer from migraine in the United States. Currently DHE is only available as intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 should be the first orally inhaled DHE treatment for acute migraine and be an alternative to other acute therapies, such as oral and intravenous triptans that currently represent the majority of the annual migraine prescriptions in the United States. Given the oral inhaled route of delivery, we believe PUR3100 could provide a rapid onset of migraine symptom relief with a favorable tolerability profile.

Competition and Market Opportunities

Current treatments for migraine include oral, intranasal, IV or intramuscular (“IM”) formulations of triptans, DHE, and calcitonin gene-related peptide (“CGRP”) antagonists. Studies show that people with migraines are underdiagnosed, undertreated, and experience substantial decreases in functioning and productivity, which translates into diminished quality of life for individuals, and financial burdens to patients, health-care systems, and employers. All current treatments suffer from limited efficacy and/or tolerability and there exists a significant unmet need for safe and effective alternatives to current treatments.

DHE has been shown to be effective in the treatment of migraine and, in particular, hard to treat migraines, such as menstrual migraine, migraine upon awakening, and severe migraine. Utilization of DHE has been limited due to its poor oral bioavailability, requiring IV or intranasal dosing. IV dosing generally requires administration in a healthcare setting and the high exposure levels results in significant nausea and vomiting and as such has generally been limited to use only in patients with intractable migraine. Intranasal dosing with Migranal (Bausch Health US LLC), approved in December 1997, has been poorly adopted due to poor exposure resulting in inconsistent efficacy. Trudhesa (Impel NeuroPharma, Inc.), another nasal spray utilizing DHE, was approved by the FDA in September 2021.

There is precedent for an inhaled DHE therapy. MAP Pharmaceuticals, Inc. developed MAP0004, also known as Levadex or Semprana, a liquid suspension formulation of DHE, designed to be dosed via a pMDI inhalation device. Their published data indicate a safe and well tolerated formulation with rapid onset and long-lasting efficacy that compared favorably to existing treatments. Development of MAP0004 led to a new drug application (“NDA”) but was halted after multiple complete response letters from the FDA citing Chemistry, Manufacturing and Controls (“CMC”) issues related to dose uniformity and stability issues. Regardless of the failure of MAP0004, the efficacy and tolerability of the formulation reported by MAP Pharmaceuticals provides proof of concept for an inhaled DHE formulation. PUR3100, the iSPERSE™ formulation planned by Pulmatrix, is anticipated to deliver DHE to the lung with efficacy and tolerability that compares favorably with MAP0004, while avoiding the device-related issues of MAP0004 by delivering PUR3100 as an iSPERSE™ dry powder.

To the best of our knowledge, there are no other orally inhaled DHE formulations currently in development. Migranal and Trudhesa are the two currently FDA approved intranasal formulations. of DHE. Satsuma Pharmaceuticals has developed a dry powder formulation of DHE for intranasal dosing and have completed two Phase 3 clinical studies (ClinicalTrials.gov NCT03901482 and NCT04940390). Despite failure of both clinical studies to achieve primary endpoints, Satsuma filed an NDA in the first quarter of 2023 based on post-hoc analysis showing benefit in secondary endpoints. Satsuma’s NDA filing is pending, and they are actively seeking a commercialization partner.

Non-Clinical Development

A total of three 14-day good laboratory practices (“GLP”) toxicology studies have been completed with PUR3100 to support single dose clinical studies. Preparations are underway for chronic toxicology to support long-term dosing and an eventual NDA.

Clinical Development

We have completed several interactions with the FDA and they have confirmed that, in addition to the Planned Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before a NDA is submitted.

On September 26, 2022, we announced the completion of patient dosing in a Phase 1 clinical study, performed in Australia, designed to assess not only safety, tolerability, and pharmacokinetics of PUR3100 in humans, but also provide preliminary comparative bioavailability data to support the use of the 505(b)(2) pathway for marketing authorization.

The study design was a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects. On January 4, 2023, we announced topline results. PUR3100 was well-tolerated and there was a lower incidence of nausea in PUR3100 dose groups compared to IV DHE. No vomiting was observed in any of the PUR3100 dose groups. Oral inhalation of PUR3100 achieved peak exposures in the targeted therapeutic range at all doses and the Tmax occurred at five minutes after dosing.

We believe these data are encouraging and suggest that the orally inhaled formulation of DHE, PUR3100, will result in rapid systemic exposure in the therapeutic range, while minimizing the risk of side effects related to exposure levels associated with IV dosing. We believe the PUR3100 formulation of DHE is highly differentiated from other DHE products already approved or in development, can be immediately self-administered and has a pharmacokinetic profile that may potentially advance the treatment of patients with acute migraine.

We plan to open an IND in the second quarter of 2023 in order to conduct a randomized placebo-controlled Phase 2 clinical study in patients with migraine to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study. We anticipate that this Phase 2 clinical study will initiate once financing or partnership arrangements have been made.

Clinical study starts may be affected by conditions related to the COVID-19 pandemic and its ongoing effects with respect to clinical study conduct and patient enrollment. For more discussion of risks related to the COVID-19 pandemic, please see “Item 1A. RISK FACTORS—Risks Related to Our Business—Business interruptions could limit our ability to operate our business.”

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

Based upon the clinical results generated by RespiVert/Janssen for RV1162 and the anticipated benefits of an iSPERSE™ formulation of RV1162, we entered into a License, Development and Commercialization Agreement with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc. on June 9, 2017. RespiVert granted us an exclusive, royalty-bearing license in a portfolio of narrow spectrum kinase inhibitor compounds (“NSKI”). We subsequently formulated RV1162 into PUR1800 for development as a potential therapy for AECOPD.

We conducted two 28-day GLP toxicology studies in rats and dogs. Results from the two GLP toxicology studies supported the potential for PUR1800 to improve lung exposure, with reduced lung accumulation, as compared to RV1162 as a lactose blend formulation, suggesting potential for chronic dosing.

On December 26, 2019, we entered into a License, Development and Commercialization Agreement (the “JJEI License Agreement”) with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). Under the JJEI License Agreement, we granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to NSKI and (2) an exclusive, worldwide, royalty bearing license to PUR1800. As part of the agreement, Pulmatrix was to complete chronic toxicology studies in rats and dogs, with durations of six and nine months, respectively. Pulmatrix was also to complete a Phase 1b clinical trial in stable COPD patients. JJEI had the right to execute its option for licensure (option period) any time up to three months following the later of (i) receipt of the final report for the clinical study, or (ii) receipt of the audited draft reports for the toxicology study. JJEI terminated the JJEI License Agreement effective July 6, 2021, prior to delivery of any data from the ongoing toxicology studies and ongoing Phase1b clinical study.

All rights to the kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted back to us along with all data generated from the ongoing studies predominantly funded through proceeds from the terminated JJEI License Agreement.

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

Steroids are standard of care for moderate-to-severe acute exacerbations, which occur across all patient severity types. We believe a significant unmet need exists in AECOPD for those patients with underlying infection and/or steroid resistance. Acumapimod (BCT-197) is an oral p38 MAP kinase inhibitor being developed by Mereo BioPharma. BCT-197 completed Phase 2 development as first-line therapy for severe AECOPD. In April 2019, Mereo BioPharma announced completion of an end of Phase 2 meeting with the FDA and stated the company is continuing discussions with potential partners for BCT-197. We are not aware of any further progress in either clinical development or partnership efforts on this product.

Clinical Development

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

We completed the Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 for patients with stable moderate-severe COPD. Topline data was delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma and Immunology conference in the first quarter of 2023. PUR1800 was well tolerated and there were no observed safety signals. The PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The topline data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory disease. These data will inform the design of a potential Phase 2 study in the treatment of AECOPD.

Business Development

PUR1900

On April 15, 2019, we entered into the Cipla Agreement with Cipla for the co-development and commercialization, on a worldwide exclusive basis, except for the Cipla Territory defined below, of PUR1900, our inhaled iSPERSE™ drug delivery system enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into the Amendment on November 8, 2021.

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement or certain development milestones are not achieved within a specified timeframe discussed in greater detail below, the JSC will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and us. In such events, the parties are not obligated to follow the recommendation of the JSC and, either Terminating Party may elect to terminate its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at its fair market value. If both Cipla and we abandon the development program, Cipla and we shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary indications. Cipla and we will equally share the proceeds.

We and Cipla will each be responsible for 60% and 40%, respectively, of the Direct Costs, in addition to which, Cipla will reimburse us an amount equal to 10% of aggregate Direct Costs upon the achievement of the development milestones set forth in the table below, potentially bringing the sharing of Direct Costs to a 50/50 basis. We will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis. Additionally, upon commercialization, Cipla and the Company will share equally, both positive and negative total free cash-flows earned by Cipla in respect of the Product.

Pursuant to the Cipla Agreement, (i) all development and commercialization activities with respect to the Product in the Cipla Territory will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and (ii) Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory.

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA.” This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clinical study conduct.

Following termination of the Phase 2 clinical study, we conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The currently ongoing Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned current Phase 2b clinical study, was approved on November 8, 2021.

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

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the JSC.	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The PDUFA	To be proposed by JSC

PUR3100

In 2020, we began developing PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Over 38 million people suffer from migraine in the United States. Currently DHE is only available as intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 should be the first orally inhaled DHE treatment for acute migraine and be an alternative to other acute therapies, such as oral and intravenous triptans that currently represent the majority of the annual migraine prescriptions in the United States. Given the oral inhaled route of delivery, we believe PUR3100 could provide a rapid onset of migraine symptom relief with a favorable tolerability profile.

We plan to open an IND in the second quarter of 2023 in order to conduct a randomized placebo-controlled Phase 2 clinical study in patients with migraine to assess the safety and effectiveness of two doses of PUR3100. We anticipate that this Phase 2 clinical study will initiate once financing or partnership arrangements have been made. We are currently exploring such arrangements.

PUR1800

We entered into a License, Development and Commercialization Agreement with RespiVert on June 9, 2017. RespiVert granted us an exclusive, royalty-bearing license in a portfolio of NSKI. We subsequently formulated RV1162 into PUR1800 for development as a potential therapy for AECOPD.

We conducted two 28-day GLP toxicology studies in rats and dogs. Results from the two GLP toxicology studies, supported the potential for PUR1800 to result in improved lung exposure with reduced lung accumulation as compared to RV1162 as a lactose blend formulation, suggesting potential for chronic dosing.

Following completion of two 28-day GLP toxicology studies in rats and dogs, on December 26, 2019, we entered into the JJEI License Agreement. Under the JJEI License Agreement, we granted JJEI an option to acquire (1) the Company’s rights to an intellectual property portfolio of materials and technology related to NSKI and (2) an exclusive, worldwide, royalty bearing license to PUR1800. As part of the agreement, Pulmatrix was to complete chronic toxicology studies in rats and dogs, with durations of six and nine months, respectively. Pulmatrix was also to complete a Phase 1b clinical trial in stable COPD patients. JJEI had the right to execute its option for licensure (option period) any time up to three months following the later of (i) receipt of the final report for the clinical study, or (ii) receipt of the audited draft reports for the toxicology study. JJEI terminated the agreement effective July 6, 2021, prior to delivery of any data from the ongoing toxicology studies and ongoing Phase 1b clinical study. All rights to the kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted back to us along with all data generated from the ongoing studies predominantly funded through proceeds from the terminated agreement.

Intellectual Property

Patents and Patent Applications

We protect our intellectual property by filing and advancing patent applications and maintaining granted patents on our iSPERSE™ platform technology and in-licensed kinase inhibitors, which includes claims to compositions of matter and methods of use for our PUR1900, PUR3100, PUR1800 and other programs, as well as manufacturing processes, devices and packaging relevant to our iSPERSE™ platform and product candidates.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2022, our patent portfolio related to iSPERSE™ included approximately 137 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 49 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 32 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 26 additional pending patent applications in the US and other jurisdictions. On March 1, 2022, we filed a patent treaty application that discloses and claims certain formulations and methods of use relevant to our PUR3100 program.

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

Trade Secrets

We also rely on trade secret protection of our confidential and proprietary information, including the iSPERSE™ technology. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, consultants and others, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These confidentiality agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances. Our confidentiality agreements with our employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property.

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

Suppliers

We also rely on third-party contract manufacturers to supply the APIs that are used to formulate our therapeutic candidates. We place purchase orders with different contract manufacturers for the APIs required for PUR1900, PUR3100 and PUR1800. We additionally rely on third-party vendors to supply raw materials for our APIs and drug products.

Research and Development

For fiscal years ended December 31, 2022 and 2021, we spent approximately $18.2 million and $15.4 million, respectively, on research and development activities.

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

These regulatory requirements impact our operations and differ from one country to another, such that securing the applicable regulatory approvals of one country does not imply the approval of another country. However, securing the approval of a more stringent body, e.g., the FDA, may facilitate receiving the approval by a regulatory authority in a different country where the regulatory requirements are similar or less stringent. The approval procedures involve high costs and are manpower intensive and usually extend over many years and require highly skilled and professional resources.

FDA Approval Process

The steps required to be taken before a new drug may be marketed in the United States generally include:

●	Completion of preclinical laboratory and animal testing;

●	The submission to the FDA of an IND application, which must be evaluated and found acceptable by the FDA before human clinical trials may commence;

●	Performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations to establish the safety and efficacy of the proposed drug for its intended use; and

●	Submission and approval of a NDA.

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

Reimbursement

In the United States and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including government payers, managed care providers, private health insurers and other organizations. Each third-party payer may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available for our products.

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

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2022 and 2021 has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2022, we had 1 part-time and 28 full-time employees, 24 of whom were engaged in full-time research and development activities. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Properties

Our corporate headquarters is located in Lexington, Massachusetts. We currently lease 22,000 square feet of office and lab space in Lexington, Massachusetts under a lease that originally expired on December 31, 2020. On April 23, 2020, October 6, 2021 and March 7, 2023, extensions to our lease for office and lab space were signed between us and 99 Hayden LLC. As a result of the extensions to the original lease executed on May 31, 2007, the lease term now expires on August 31, 2023.

On January 7, 2022, we executed a new lease with Cobalt Propco 2020, LLC for our future corporate headquarters which will be located in Bedford, Massachusetts. The term of the future lease for approximately 20,000 square feet of office and lab space is expected to commence in July 2023, with an initial noncancellable term of ten years.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have a history of net losses and may experience future losses;

●	We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management;

●	We are a clinical development stage biotechnology company and have never been profitable;

●	All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products;

●	Drug development is a long, expensive, and inherently uncertain process with a high risk of failure at every stage of development, and results of earlier studies and trials may not be predictive of future trial results;

●	If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates;

●	We may not be able to attract, retain, or manage highly qualified personnel, which could adversely impact our business;

●	We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change;

●	If the third parties on which we rely to conduct our clinical trials, to manufacture clinical trial materials, and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for, or to commercialize, our products;

●	Our failure to successfully acquire, develop and market additional drug candidates or approved drug products could impair our ability to grow;

●	We may be subject to claims that our employees, independent consultants or agencies have wrongfully used or inadvertently disclosed confidential information of third parties;

●	Market and economic conditions may negatively impact our business, financial condition and share price;

●	The COVID-19 pandemic and its ongoing effects have caused interruptions or delays of our clinical studies and may continue to have a significant adverse effect on our business;

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations;

●	Our product candidates must undergo rigorous nonclinical and clinical testing, and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products;

●	We cannot be certain that any of our current and future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;

●	We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies, if at all;

●	We and our third-party manufacturers are, and will be, subject to regulations of the FDA and other foreign regulatory authorities;

●	We may be unable to adequately protect or enforce our rights to intellectual property, causing us to lose valuable rights. Loss of patent rights may lead us to lose market share and anticipated profits;

●	Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could prevent us from developing or commercializing our product candidates;

●	The price of our common stock is subject to fluctuation and has been, and may, continue to be volatile;

●	Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters;

●	Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our board of directors and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders; and

●	Protective provisions in our charter and bylaws could prevent a takeover which could harm our stockholders.

Risks Related to Our Business

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $18.8 million and $20.2 million for the fiscal years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $273.5 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

All of our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize inhaled therapeutic treatment for allergic bronchopulmonary aspergillosis (“ABPA”), acute migraine, and other iSPERSE™-based product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to drug discovery may not be effective or may not result in the development of any drug. Currently our development efforts are primarily focused on PUR1900, PUR3100 and PUR1800. Even if PUR1900, PUR3100 and PUR1800 or our other product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. For example, the drug may:

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

We have a number of proprietary drug candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us several years to complete clinical trials and we may not have the resources to complete the development and commercialization of any of our proposed drug candidates. The start or end of a clinical trial, such as our Phase 2b trial for PUR1900 and future trials, can often be delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a competitor drug or required prior therapy, clinical outcomes, or financial constraints of us and our partners.

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure is heightened for our drug candidates that are based on new technologies, such as the application of our dry powder delivery platform, iSPERSE™, including PUR1900, PUR3100, PUR1800 and other iSPERSE™-based drug candidates currently in discovery research or preclinical development. The failure of one or more of our iSPERSE™-based drug candidates could have a material adverse effect on our business, financial condition, and results of operations.

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

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us at any time. Although we have written employment offer letter agreements with our executive officers, our executive officers can leave their employment at any time, for any reason, with 30 days’ notice. A sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic and its ongoing effects or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 pandemic and its ongoing effects or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows. The loss of the services of any of our executive officers or our other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

We do not have the ability to independently conduct our preclinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of our control, such as, but not limited to, patient enrollment.

We rely on third-party contract vendors to manufacture and supply us with high quality active pharmaceutical ingredients and manufacture our therapeutic candidates in the quantities we require on a timely basis.

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

While there may be several alternative suppliers of API in the market, changing API suppliers or finding and qualifying new API suppliers can be costly and can take a significant amount of time. Many APIs require significant lead time to manufacture. There can also be challenges in maintaining similar quality or technical standards from one manufacturing batch to the next. We could experience a delay in conducting clinical trials of or obtaining regulatory approval for PUR1900, PUR3100 and PUR1800 or our other drug candidates and incur additional costs if we changed API suppliers for any reason. Similarly, replacing our manufacturers could cause us to incur added costs and experience delays in identifying, engaging, qualifying and training any such replacements.

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

Our third-party manufacturers and suppliers have experienced, and expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, as a result of the COVID-19 pandemic and its ongoing effects, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions may impact our ability to receive our raw materials and certain components required for the manufacture of our clinical trial materials or products in the future, to distribute our products in a cost-effective and timely manner and to meet demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruption that may impact us or our manufacturers and suppliers could interrupt or delay our clinical trials, product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

The COVID-19 pandemic and its ongoing effects have caused interruptions or delays of our clinical studies and may continue to have a significant adverse effect on our business.

The global health crisis caused by the COVID-19 pandemic and its ongoing effects has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. The ultimate impact of current and new COVID-19 variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against new variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic and its ongoing effects on our business.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

In April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the PUR1900 clinical study due to issues associated with the COVID-19 pandemic. In July 2020, we terminated our Phase 2 clinical study for PUR1900 as a result of the disruptions and safety concerns caused by the COVID-19 pandemic.

The COVID-19 pandemic has delayed enrollment in our clinical trials and its ongoing effects could, in the future, delay these dates or impact enrollment generally for clinical trials to the extent we cannot secure sites to enroll patients, patients remain or become subject again to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues.

Moreover, the COVID-19 pandemic has had and may continue to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations have been and may continue to be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

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

Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. We cannot predict whether our current or future trials and studies will adequately demonstrate the safety and efficacy of any of our product candidates or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date, including the clinical trials for PUR1900. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data.

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

We and our contract manufacturers are, and will be, required to adhere to laws, regulations and guidelines of the FDA or other foreign regulatory authorities setting forth current good manufacturing practices. These laws, regulations and guidelines cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our therapeutic candidates. We and our third-party manufacturers may not be able to comply with applicable laws, regulations and guidelines. We and our contract manufacturers are and will be subject to unannounced inspections by the FDA, state regulators and similar foreign regulatory authorities outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable laws, regulations and guidelines could result in the imposition of sanctions on us, including fines, injunctions, civil penalties, refusal of regulatory authorities to grant marketing approval of our therapeutic candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect regulatory approval and supplies of our therapeutic candidates, and materially and adversely affect our business, financial condition and results of operations.

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

If we or our commercialization partners, suppliers, third-party contractors or clinical investigators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or the adoption of new regulatory requirements or policies, we or our commercialization partners may lose marketing approval for any of our therapeutic candidates if any of our therapeutic candidates are approved, resulting in decreased or lost revenue from milestones, product sales or royalties.

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

Pharmaceutical product development, which includes research and development, preclinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We anticipate that our expenses will increase substantially as we advance PUR1900 to a new Phase 2b trial and pursue development of PUR3100 and PUR1800 or other iSPERSE™-based product candidates, and/or pursue development of iSPERSE™-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations for at least 12 months following the filing date of this Annual Report. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE™-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds on reasonable terms or at all. Since inception, we have incurred losses each year and have an accumulated deficit of $273.5 million as of December 31, 2022, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including PUR1900, PUR3100 or PUR1800 development activities, or reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be continued doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. If we are or become insolvent, investors in our stock may lose the entire value of their investment.

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

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, business combinations, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. These transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for such transactions;

●	higher-than-expected transaction and integration costs;

●	write-downs of assets or goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

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

We have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from infringing our patents in all countries outside the United States, or from selling or importing products that infringe our patents in and into the United States or other jurisdictions.

Indeed, several companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights generally. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Furthermore, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the U.S. that do not provide an extensive discovery procedure. Any litigation to enforce or defend our patent rights, if any, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

To the extent that any of our employees, advisors, research collaborators, contractors or consultants independently develop, or use independently developed, intellectual property in connection with any of our products, disputes may arise as to the proprietary rights to this type of information. If a dispute arises with respect to any proprietary right, enforcement of our rights can be costly and unpredictable, and a court may determine that the right belongs to a third party.

Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could prevent us from developing or commercializing our product candidates.

Our commercial success also depends upon our ability, and the ability of any third party with which we may partner, to develop, manufacture, market and sell our product candidates and/or products, if approved, and use our patent-protected technologies without infringing the patents of third parties. There is considerable patent litigation in the pharmaceutical industry. As the pharmaceutical industry expands and more patents are issued, we face increased risks that there may be patents issued to third parties that relate to our product candidates and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products or product candidates, by preventing the patentability of one or more aspects of our products or product candidates to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products and product candidates. For example, we (or the licensor of a product or product candidate to us) may not have conducted a patent clearance search sufficient to identify potentially obstructing third-party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products and candidates. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

The development, manufacture, use, offer for sale, sale or importation of our product candidates may therefore infringe on the claims of third-party patents or other intellectual property rights. The nature of claims contained in unpublished patent filings around the world is unknown to us, and it is not possible to know which countries patent holders may choose for the extension of their filings under the Patent Cooperation Treaty or other mechanisms. We may also be subject to claims based on the actions of employees and consultants with respect to the usage or disclosure of intellectual property learned at other employers. The cost to us of any intellectual property litigation or other infringement proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively because of their substantially greater financial resources. Uncertainties resulting from the initiation, continuation or defense of intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may also absorb significant management time. Consequently, we are unable to guarantee that we will be able to manufacture, use, offer for sale, sell or import our therapeutic candidates in the event of an infringement action.

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

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business.

Our current license agreements impose on us various development obligations, payment of royalties and fees based on achieving certain milestones as well as other obligations. If we fail to comply with our obligations under these agreements, the licensor may have the right to terminate the license. In addition, if the licensor fails to enforce its intellectual property, the licensed rights may not be adequately maintained. The termination of any license agreements or failure to adequately protect such license agreements could prevent us from commercializing our product candidates or possible future products covered by the licensed intellectual property. Any of these events could materially adversely affect our business, prospects, financial condition and results of operation.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Our employees may have been previously employed at other companies in the industry, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product(s), which would materially adversely affect our commercial development efforts.

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

The stock market in general, and Nasdaq in particular, as well as biotechnology companies, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of small companies. The market price of our common stock may fluctuate as a result of, among other factors:

●	the announcement of new products, new developments, services or technological innovations by us or our competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

●	conditions or trends in the biotechnology and pharmaceutical industries;

●	changes in the economic performance or market valuations of other biotechnology and pharmaceutical companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition (including, for example, the recent coronavirus outbreak , the Russia/Ukraine conflict, supply chain and recent inflationary pressures);

●	purchase or sale of our common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;

●	ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of our common stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual property rights, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

Moreover, the COVID-19 pandemic and its ongoing effects have resulted in significant financial market volatility and uncertainty since March 2020. A continuation or worsening of the levels of market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic and its ongoing effects could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

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

Our common stock is listed on The NASDAQ Capital Market. For continued listing on The NASDAQ Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, our common stock may be delisted. If our securities are delisted from trading on The NASDAQ Stock Market, and we are not able to list our securities on another exchange or to have them quoted on The NASDAQ Stock Market, our securities could be quoted on the OTC Markets. As a result, we could face significant adverse consequences including:

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

In addition, as of March 27, 2023, 212,877 shares remained available to be awarded under our Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). Further, an aggregate of 419,640 shares of our common stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans we previously assumed. We may also issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, as our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares may be authorized for issuance under the plan each year.

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

Our corporate headquarters are located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. Our current lease for approximately 22,000 square feet of office and lab space will expire on August 31, 2023. On January 7, 2022, we executed a new lease for our future corporate headquarters which will be located in Bedford, Massachusetts. The term of the future lease for approximately 20,000 square feet of office and lab space is expected to commence in July 2023. The lease provides for base rent of $101 thousand per month, which will increase 3% each year over the ten-year noncancellable term.

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

On March 27, 2023, the last reported sale price of our common stock on The NASDAQ Capital Market was $2.94 per share.

Stockholders

As of March 27, 2023, there were approximately 43 stockholders of record of our common stock.

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

Overview

We are a clinical-stage biotechnology company developing innovative inhaled therapies to address serious pulmonary diseases and central nervous system (“CNS”) disorders using its patented iSPERSE™ technology. The Company’s proprietary product pipeline includes treatments for serious lung diseases, such as allergic bronchopulmonary aspergillosis (“ABPA”) and Chronic Obstructive Pulmonary Disease (“COPD”), and CNS disorders such as acute migraine. Our product candidates are based on its proprietary engineered dry powder delivery platform, iSPERSE™, which seeks to improve therapeutic delivery to the lungs by maximizing local concentrations and reducing systemic side effects to improve patient outcomes.

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

Our current pipeline is aligned to this goal as we develop iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases. These therapeutic candidates include PUR1900 for the treatment of allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma and in patients with cystic fibrosis (“CF”), PUR3100 for the treatment of acute migraine, and PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”). Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	conduct PUR1900 clinical trials focused on the development of an inhaled antifungal therapy to prevent and treat allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF;

●	pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine;

●	continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD;

●	capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases with significant unmet medical needs;

●	invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights; and

●	hire personnel to support our product development, commercialization and administrative efforts.

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

Therapeutic Candidates

PUR1900

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

We and Cipla will each be responsible for 60% and 40%, respectively, of our overhead costs and the time spent by our employees and consultants on development of the Product (“Direct Costs”), in addition to which, Cipla will reimburse us an amount equal to 10% of aggregate Direct Costs upon the achievement of the development milestones set forth in the table below, potentially bringing the sharing of Direct Costs to a 50/50 basis. We will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

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

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA.” This clinical study was terminated in July 2020 due to the ongoing impact of the COVID-19 pandemic on patient enrollment and clinical study conduct.

Following termination of the Phase 2 clinical study, we conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The current Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned current Phase 2b clinical study, was approved on November 8, 2021.

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

A total of three 14-day good laboratory practices (“GLP”) toxicology studies have been completed with PUR3100 to support single dose clinical studies. Preparations are underway for chronic toxicology to support long-term dosing and an eventual NDA.

We have completed several interactions with the FDA, and they have confirmed that, in addition to the Planned Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before a NDA is submitted.

On September 26, 2022, we announced the completion of patient dosing in a Phase 1 clinical study, performed in Australia, designed to assess not only safety, tolerability, and pharmacokinetics of PUR3100 in humans, but also provide preliminary comparative bioavailability data to support the use of the 505(b)(2) pathway for marketing authorization. The study design was a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects. On January 4, 2023, we announced topline results. PUR3100 was well-tolerated and there was a lower incidence of nausea in PUR3100 dose groups compared to IV DHE.

No vomiting was observed in any of the PUR3100 dose groups. Oral inhalation of PUR3100 achieved peak exposures in the targeted therapeutic range at all doses and the Tmax occurred at five minutes after dosing.

We believe these data are encouraging and suggest that the orally inhaled formulation of DHE, PUR3100, will result in rapid systemic exposure in the therapeutic range, while minimizing the risk of side effects related to exposure levels associated with IV dosing. We believe the PUR3100 formulation of DHE is highly differentiated from other DHE products already approved or in development, can be immediately self-administered and has a pharmacokinetic profile that may potentially advance the treatment of patients with acute migraine.

We plan to open an IND in the second quarter of 2023 in order to conduct a randomized placebo-controlled Phase 2 clinical study in patients with migraine to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study. We anticipate that this Phase 2 clinical study will initiate once financing or partnership arrangements have been made.

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

PUR1800 was well tolerated and there were no observed safety signals. The PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The topline data, along with the results from chronic toxicology studies, was delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma and Immunology conference in the first quarter of 2023 and support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory disease. These data will inform the design of a potential Phase 2 study in the treatment of AECOPD.

Toxicology studies in rats and dogs, with durations of six and nine months respectively, are complete. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with little to no progression of findings from 28-day studies. We believe that this indicates potential for chronic dosing of PUR1800, enabling us to explore PUR1800 therapy for chronic respiratory disease such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of acute exacerbation of AECOPD, these positive toxicology study results could expand potential indications and value of the program.

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

Financial Overview

To date, we have not generated any product sales. The 2022 and 2021 revenue was generated by the collaboration agreement and license agreement with Cipla on our PUR1900 program, the JJEI License Agreement for our PUR1800 kinase inhibitor, and immaterial royalties from legacy products. Effective as of July 6, 2021, the JJEI License Agreement was terminated and all revenues pursuant to the agreement were recognized as of that date.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline programs. To move these programs forward along our development timelines, a large portion (approximately 83%) of our staff are research and development employees. In addition, we maintain an approximately 22,000 square foot office and research and development facility which includes capital equipment for the manufacture and characterization our iSPERSE™ powders for our pipeline programs. As we identify opportunities for iSPERSE™ in respiratory indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, benefits and related costs such as stock-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and legal fees. Other general and administrative expenses include travel expenses, expenses related to being a publicly traded company and professional fees for consulting, auditing and tax services.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our most critical estimates and judgments, including those related to revenue recognition and the accrual and recognition of research and development expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our principal sources of revenue during the years ended December 31, 2022 and 2021, were derived from our collaboration arrangement and license agreements that relate to the development and commercialization of PUR1900 under the Cipla Agreement and our license, development and commercialization arrangement under the JJEI Agreement.

At inception, we determine whether contracts are within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contract with Customers (“ASC 606”) or other topics, including FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). For contracts that are within the scope of ASC 808, the Company evaluates whether the counterparty is a customer for any of the units of account (i.e., distinct goods and services) in the contract. For units of account where the counterparty is considered a customer, the Company applies ASC 606 to those unit(s) of account, including recognition, measurement, presentation, and disclosure guidance. To date, the Company has determined it is appropriate to apply ASC 606 to all contracts and units of account for contracts within the scope of ASC 808.

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

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, CROs and CMOs. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year ended December 31,
	2022	2021	Change
Revenues	$6,071	$5,169	$902

Operating expenses:
Research and development	18,240	15,382	2,858
General and administrative	6,778	6,377	401
Impairment of goodwill	-	3,577	(3,577)
Total operating expenses	25,018	25,336	(318)
Loss from operations	(18,947)	(20,167)	1,220
Other income/(expense):
Interest income	309	7	302
Other expense, net	(198)	(11)	(187)
Net loss	$(18,836)	$(20,171)	$1,335

Revenue — Revenue was $6.1 million for the year ended December 31, 2022, as compared to $5.2 million for the year ended December 31, 2021, an increase of $0.9 million. The increase is related to $4.6 million more revenues under the Cipla Agreement during 2022, which resumed activities following the Amendment in November 2021, and a $3.7 million decrease in license related revenues under the JJEI License Agreement.

Research and development expenses — Research and development expense was $18.2 million for the year ended December 31, 2022, as compared to $15.4 million for the year ended December 31, 2021, an increase of approximately $2.8 million. The increase was primarily due to increased spend of $2.9 million in costs related to our PUR1900 program and $2.6 million of employment and operating costs, partially offset by decreased spend of $2.7 million in costs primarily related to our PUR1800 program.

General and administrative expenses — General and administrative expense was $6.8 million for the year ended December 31, 2022, as compared to $6.4 million for the year ended December 31, 2021, an increase of $0.4 million. The increase was primarily due to increased professional services costs of $0.4 million.

Impairment of goodwill — During 2021 we recorded an expense of $3.6 million to fully write off our existing goodwill balance. There was no remaining goodwill balance in 2022.

Liquidity and Capital Resources

Through December 31, 2022, we incurred an accumulated deficit of $273.5 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of December 31, 2022 was $35.6 million.

We anticipate that we will continue to incur losses, and that such losses will increase over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We are currently exploring financing or partnership arrangements to develop and initiate a potential Phase 2 clinical study for PUR3100.

We expect that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report on Form 10-K and into the second quarter of 2024. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(19,356)	$(19,727)
Net cash used in investing activities	(86)	(144)
Net cash provided by financing activities	1,230	43,475
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,212)	$23,604

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $19.4 million, which was primarily the result of a net loss of $18.8 million and $3.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.7 million of net non-cash adjustments.

Net cash used in operating activities for the year ended December 31, 2021 was $19.7 million, which was primarily the result of a net loss of $20.2 million and $5.5 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $6.0 million of net non-cash adjustments.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 were both due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022, was $1.2 million as compared to $43.5 million for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 resulted primarily from the issuance of common stock, net of issuance costs of $1.4 million, partially offset by preferred stock issuance costs paid in cash during the year. Net cash provided by financing activities for the year ended December 31, 2021 resulted from the issuance of common stock, net of issuance costs, of $37.1 million in a registered direct offering, the issuance of preferred stock and common stock warrants, net of issuance costs, of $6.2 million in a registered direct offering and warrant exercises of $0.2 million.

Financings

2022 Financings

In May 2021, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. During the year ended December 31, 2022, we sold 252,013 shares of common stock under the Sales Agreement at a weighted-average price of approximately $5.70 per share, which resulted in net proceeds of approximately $1.4 million.

2021 Financings

On December 17, 2021, we closed a registered direct offering with certain institutional investors for the issuance and sale of an aggregate of 6,745.008 shares of convertible preferred stock and warrants to purchase up to an aggregate of 281,047 shares of common stock, par value $0.0001 per share, for gross proceeds of $6.8 million or net proceeds of $6.0 million after placement agent’s fees and other offering expenses. The shares of preferred stock have a stated value of $1,000 per share and are initially convertible into an aggregate of 562,085 shares of common stock at a conversion price of $12.00 per share at any time. The common warrants have an exercise price of $13.99 per share. In addition, we issued the placement agent designees warrants to purchase up to 36,538 shares of common stock at an exercise price of $14.99 per share. Both the common warrants and the placement warrants are exercisable six months following the date issuance and have a five-year term. The shares of preferred stock and common warrants were offered by us pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-256502) previously filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2021, and became effective on June 9, 2021.

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

Known Trends, Events and Uncertainties

The ultimate impact of the COVID-19 pandemic and its ongoing effects on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to the COVID-19 pandemic and its continuing effects on the global economy, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or our board or management, may determine are needed.

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

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Management and the Board of Directors

The following table sets forth the persons who serve as our executive officers and directors.

Name	Age	Position
Teofilo Raad	53	Chief Executive Officer and Director
Peter Ludlum	67	Interim Chief Financial Officer
Margaret Wasilewski, M.D.	65	Chief Medical Officer
Richard Batycky, Ph.D.	55	Director
Todd Bazemore	52	Director
Christopher Cabell M.D.	54	Director
Michael J. Higgins	60	Director
Anand Varadan	56	Director

Management

Teofilo Raad. Mr. Raad was appointed Chief Executive Officer in May 2019. Prior to his appointment, he served as Pulmatrix’s Chief Business Officer and led commercial and business development efforts. He has more than 20 years of commercial healthcare and life science leadership experience and most recently served as Chief Commercial Officer at Option Care from 2013-2016, where he helped separate the specialty home infusion business unit from Walgreens to create the nation’s largest independent home infusion provider. Prior to that, he was Vice President and business unit head at Sunovion with overall responsibility for CNS and respiratory products, including assets in asthma and COPD from 2010 to 2012. During his time at Sunovion, Mr. Raad led multiple products through clinical development to commercialization and implemented new strategic alliances in the US and Japan. Earlier in his career, he also gained direct launch experience with Sporanox®, Janssen’s oral itraconazole product to treat fungal infections, and brings that experience to the Company’s programs. Mr. Raad holds a BS in Business Administration from University of Colorado at Boulder and an MBA from Thunderbird Global School of Global Management. We believe that Mr. Raad has extensive business experience running the operations of biopharmaceutical companies and qualifies him to serve as a member of the Board.

Peter Ludlum. Mr. Ludlum has served as our interim Chief Financial Officer, principal accounting officer and principal financial officer since April 2022, and since December 2021, he has served as our Strategic Advisor – Finance, both pursuant to a November 30, 2021 consulting agreement between the Company and Danforth. Mr. Ludlum has served as an employee with Danforth Advisors, LLC (“Danforth”), a provider of strategic and operational finance and accounting for life science companies, since December 2021. Prior to Danforth, Mr. Ludlum has worked as an independent financial consultant. Previously, Mr. Ludlum served in several executive roles at Emmaus Life Sciences, Inc. (n/k/a EMI Holding, Inc.), a commercial-stage biopharmaceutical company, including Co-President, Chief Business Officer, Executive Vice President and Chief Financial Officer, during his tenure from April 2012 until May 2017. Mr. Ludlum previously served as the Chief Financial Officer of Energy and Power Solutions, Inc., an energy intelligence company, from April 2008 to December 2011. He received a B.S. in Business and Economics with a major in accounting from Lehigh University and an MBA with a concentration in Finance from California State University, Fullerton.

Margaret Wasilewski, M.D. Dr. Wasilewski brings extensive experience across different stages of pharmaceutical drug development in various therapeutic areas. She leverages over 20 years of experience in pharmaceutical drug development. Dr. Wasilewski held various leadership roles at Eli Lilly and Company, Targanta Therapeutics, Shire, and Summit Therapeutics. As President of ID Remedies LLC, Dr. Wasilewski has provided scientific, medical, and clinical development consultation to various biopharmaceutical companies. Her clinical development experience includes bacterial and viral infections, sepsis, neurology, and rare disease. Dr. Wasilewski received a medical degree from Tufts University School of Medicine and is board certified in Internal Medicine and completed fellowships in Infectious Diseases and Clinical Pharmacology at the University of California-San Francisco. Dr. Wasilewski received an MBA from Indiana University, Kelly School of Business; a master’s degree in Nutrition from the University of California-Berkeley and an undergraduate degree in Chemistry from Rutgers University.

Board of Directors

Richard Batycky, Ph.D. Dr. Batycky was appointed to serve as a director of our Company in November 2019. He is currently the President and Chief Executive Officer of Nocion Therapeutics, Inc. having served in such position since 2018. Dr. Batycky has over two decades of experience with biotech start-ups from founding to acquisition across an array of platforms and disease states with significant expertise in inhaled drug development. From 2009 to 2014, he was the Chief Scientific Officer and a founder of Civitas Therapeutics, which was acquired by Acorda Therapeutics, Inc., or Acorda. At Acorda, he served as Chief Technology Officer from 2014 to 2018 where he led its novel dry powder inhalation therapy to treat motor issues in Parkinson’s patients through to FDA approval as Inbrija™. Prior to Civitas Therapeutics, he was Chief Scientific Officer and Senior VP of R&D at Pulmatrix from 2007 to 2009 and held prior positions at Alkermes and Advanced Inhalation Research from 1998 to 2007. Dr. Batycky received his B.Sc. in Chemical Engineering from the University of Calgary and his S.M. and Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology (MIT). We believe that Dr. Batycky’s significant experience in inhaled drug development in biotechnology companies qualifies him to serve as a member of the Board.

Todd Bazemore. Mr. Bazemore was appointed to serve as a director of our Company in October 2020. Todd Bazemore has served as the President and Chief Operating Officer of Kala Pharmaceuticals, Inc. since December 2021 and as the Chief Operating Officer from November 2017 through November 2021. Previously, he served as Executive Vice President and Chief Operating Officer of Santhera Pharmaceuticals (USA) Inc., or Santhera, a pharmaceutical company and subsidiary of Santhera Pharmaceuticals Holdings AG, from September 2016 until November 2017. Prior to joining Santhera, Mr. Bazemore served as Executive Vice President and Chief Commercial Officer of Dyax Corp., or Dyax, a biopharmaceutical company focused on orphan diseases, between April 2014 and January 2016, when Dyax was acquired by Shire plc. Between April 2012 and September 2013, he served as Vice President, Managed Markets at Sunovion Pharmaceuticals, Inc., or Sunovion (a subsidiary of Dainippon Sumitomo Pharma Co. Ltd.), a global biopharmaceutical company focused on serious medical conditions. Prior to that, Mr. Bazemore held several roles of increasing responsibility at Sunovion, including Vice President of Sales and Vice President of the Respiratory Business Unit. He received his Bachelor of Science from the University of Massachusetts, Lowell. We believe that Mr. Bazemore has extensive business experience running the commercial operations of biopharmaceutical companies and qualifies him to serve as a member of the Board.

Christopher Cabell, M.D. Dr. Cabell was appointed to serve as a director of our Company in June 2020. He is currently the Chief Medical Officer and Executive Vice President at Zura Bio Ltd., having joined in January 2023. Prior to joining Zura Bio, Dr. Cabell was Chief Medical Officer and Head of Clinical Development at Emergent BioSolutions, Inc., having joined in February 2021. Previously, Dr. Cabell spent three (3) years at Arena Pharmaceuticals, Inc. with increasing responsibilities including Head of Research and Development, and Chief Medical Officer from October 2017 to November 2020. Dr. Cabell spent 10 years at Quintiles Inc. and QuintilesIMS in a variety of management positions including Chief Medical and Scientific Officer, Global Head of Medical and Project Management, and Global Head of Business Development from October 2007 to September 2017. Prior to joining Quintiles, Dr. Cabell was on faculty at Duke University School of Medicine in the Division of Cardiology. Dr. Cabell is a Fellow of the American College of Cardiology and has over 100 peer reviewed publications including in the New England Journal of Medicine, JAMA, and Annals of Internal Medicine. Board certified in both internal medicine and cardiovascular diseases, Dr. Cabell is an honors graduate of Pennsylvania State University and Duke University, earning both his Medical Degree and a Masters in Health Sciences from the latter. We believe that Dr. Cabell’s significant experience in clinical drug development in biotechnology companies qualifies him to serve as a member of the Board.

Michael J. Higgins. Mr. Higgins was appointed Chairman of the Board in April 2020. He has been a member of the Board of Directors since June 2015. He has served as chairman of the board of directors of Voyager Therapeutics., a publicly traded biopharmaceutical company, since June 2019, and served as Voyager’s Interim CEO from June 2021 through March 2022. He has served as a board member of Genocea Biosciences Inc., a publicly traded immuno-oncology company, from 2015 to June 2022; Nocion Therapeutics, Inc., a biopharmaceutical company, since September 2020; Camp4 Therapeutics Corporation, a biopharmaceutical company, since October 2017 and KinDex Pharmaceuticals, Inc., a biotechnology company, since March 2016. Mr. Higgins is a serial entrepreneur who has helped launch/build numerous companies during his career. He served as Entrepreneur-in-Residence at Polaris Partners, an investment company, from 2015 to 2020. From 2003 to 2014 he served as Senior Vice President, Chief Operating Officer at Ironwood Pharmaceuticals Inc, a biopharmaceutical company. Prior to 2003, Mr. Higgins held a variety of senior business positions at Genzyme Corporation, including Vice President of Corporate Finance and Vice President of Business Development. Prior to joining Genzyme Corporation, Mr. Higgins led Procept, Inc.’s financial team from founding through its initial public offering. Mr. Higgins earned a B.S. from Cornell University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. We believe that Mr. Higgins’ financial and business expertise, including his diversified background as an executive officer in public pharmaceutical companies, qualifies him to serve as a member of the Board.

Anand Varadan. Mr. Varadan is currently the founder and President of Ignition Insights, LLC, a consulting firm providing commercial and strategic consultancy services to biopharma companies and investors. Previously, he was Executive Vice President, Chief Commercial Officer at Chiasma Inc., a commercial-stage biopharmaceutical company, until its acquisition by Amryt PLC (NASDAQ: AMYT). Mr. Varadan also served as Executive Vice President, Chief Commercial Officer of Karyopharm Therapeutics, Inc, (NASDAQ: KPTI) an oncology-focused pharmaceutical company, where he started up commercial operations leading to the successful launch of XPOVIO for multiple myeloma. Earlier in his career, Mr. Varadan held executive leadership roles at Amgen Inc., a biopharmaceutical company, in the U.S., E.U., and Canada including Vice President, U.S. Inflammation and Nephrology Business Unit and Vice President and General Manager, Amgen Canada. Prior to Amgen, Mr. Varadan was a brand manager at Procter and Gamble Company. Mr. Varadan has a B.A. from George Washington University and an M.B.A. from the Simon Business School at the University of Rochester. Mr. Varadan’s extensive executive leadership experience and his in-depth knowledge of the biopharmaceutical industry make him well qualified to serve on the Board.

Corporate Governance

Pulmatrix, with the oversight of the Board and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Code of Corporate Conduct and Ethics and Whistleblower Policy

We have adopted a Code of Corporate Conduct and Ethics and Whistleblower Policy that applies to all of our associates, as well as each of our directors and certain persons performing services for us. The Code of Corporate Conduct and Ethics and Whistleblower Policy addresses, among other things, competition and fair dealing, conflicts of interest, protection and proper use of Company assets, government relations, compliance with laws, rules and regulations and the process for reporting violations of the Code of Corporate Conduct and Ethics and Whistleblower Policy, employee misconduct, improper conflicts of interest or other violations. Our Code of Corporate Conduct and Ethics and Whistleblower Policy is available on our website at www.pulmatrix.com in the “Corporate Governance” section found under the “Investors” tab. We intend to disclose any amendments to, or waivers from, our Code of Corporate Conduct and Ethics and Whistleblower Policy at the same website address provided above.

Board Composition

Our Amended and Restated Certificate of Incorporation and our Restated Bylaws (“Bylaws”) provide that our Board will consist of such number of directors as determined from time to time by resolution adopted by our Board. Effective April 6, 2021, the size of our Board has been fixed at six directors. Subject to any rights applicable to any then outstanding shares of preferred stock, any vacancies or newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority of the directors then in office. Our Board is classified into three classes, with the term of office of one class expiring each year. The term of Class III directors expires at the 2023 Annual Meeting, the term of office of Class I directors expires at the Company’s annual meeting of stockholders to be held in 2024 and the term of Class II directors expires at the Company’s annual meeting of stockholders to be held in 2025. Stockholders vote to elect directors of the class with a term then expiring each year at our annual meeting.

We have no formal policy regarding Board diversity. Our Board believes that each director should have a basic understanding of the principal operational and financial objectives and plans and strategies of the Company, our results of operations and financial condition and relative standing in relation to our competitors. We take into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, we will strive to assemble a Board that brings to us a variety of perspectives and skills derived from business and professional experience as we may deem are in our and our stockholders’ best interests. In doing so, we will also consider candidates with appropriate non-business backgrounds.

Director Independence

We are currently listed on the NASDAQ Capital Market and therefore rely on the definition of independence set forth in the NASDAQ Listing Rules (“NASDAQ Rules”). Under the NASDAQ Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Mr. Bazemore, Dr. Batycky, Dr. Cabell, Mr. Higgins, and Mr. Varadan have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the NASDAQ Listing Rules.

Board Committees, Meetings and Attendance

During 2022, the Board held four meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve, and each annual meeting of stockholders, either in person or by teleconference. During 2022, each director attended at least seventy-five percent (75%) of the total number of meetings held by the Board and Board committees of which such director was a member. All six directors attended our 2022 annual meeting of stockholders.

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. Currently, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Committee assignments are re-evaluated annually. Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at www.pulmatrix.com in the “Corporate Governance” section under “Investors.” As of March 30, 2023, the following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Teofilo Raad
Richard Batycky, Ph.D.	Member	Chairman
Todd Bazemore	Member		Chairman
Christopher Cabell, M.D.		Member	Member
Michael J. Higgins*	Chairman		Member
Anand Varadan		Member

*	Chairman of the Board of Directors

Audit Committee

Our Audit Committee is responsible for, among other matters:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approving audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	recognizing and preventing prohibited non-audit services;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our Audit Committee is composed of Michael J. Higgins (chairman), Richard Batycky, Ph.D. and Todd Bazemore. Our Board has determined that Mr. Higgins, Dr. Batycky and Mr. Bazemore were independent in accordance with NASDAQ Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Michael J. Higgins qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee met four times during 2022.

Compensation Committee

Our Compensation Committee is responsible for, among other matters:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee to the extent that the rules of the SEC require such report to be included in our annual meeting proxy statement.

Our Compensation Committee is composed of Richard Batycky, Ph.D. (chairman), Christopher Cabell, M.D. and Anand Varadan. Our Board has determined that Dr. Batycky, Dr. Cabell and Mr. Varadan were independent in accordance with NASDAQ Rules. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee met one time during 2022. We did not engage any consultant to assist in determining or recommending the amount or form of executive and director compensation during 2022.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters:

●	evaluating the current composition, organization and governance of the Board and its committees, and making recommendations for changes thereto;

●	reviewing each director and nominee annually;

●	determining desired Board member skills and attributes and conducting searches for prospective members accordingly;

●	evaluating nominees, and making recommendations to the Board concerning the appointment of directors to Board committees, the selection of Board committee chairs, proposal of the slate of directors for election to the Board, and the termination of membership of individual directors in accordance with the Board’s governance principles;

●	overseeing the process of succession planning for the chief executive officer and, as warranted, other senior officers of the Company;

●	developing, adopting and overseeing the implementation of a code of business conduct and ethics; and

●	administering the annual Board performance evaluation process.

Our Nominating and Corporate Governance Committee is composed of Todd Bazemore (chairman), Christopher Cabell, M.D. and Michael J. Higgins. The Nominating and Corporate Governance Committee did not meet during 2022.

Director Nominations

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Nominating and Corporate Governance Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. We did not pay fees to any third party to assist in the process of identifying or evaluating director candidates during 2022.

Our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our Annual Meeting. To recommend a nominee for election to the Board, a stockholder must submit his or her recommendation to our Secretary at our corporate offices at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts 02421. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws and must be received by us prior to the date set forth under “Submission of Future Stockholder Proposals” below. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees as specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made (including the number of shares beneficially owned, any hedging, derivative, short or other economic interests and any rights to vote any shares) and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers the following factors:

●	the appropriate size and diversity of our Board;

●	our needs with respect to the particular knowledge, skills and experience of nominees, including experience in corporate finance, technology, business, administration and sales, in light of the prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	experience with accounting rules and practices, and whether such a person qualifies as an “audit committee financial expert” pursuant to SEC rules; and

●	balancing continuity of our Board with periodic injection of fresh perspectives provided by new Board members.

Our Board believes that each director should have a basic understanding of our principal operational and financial objectives and plans and strategies, our results of operations and financial condition and our relative standing in relation to our competitors.

In identifying director nominees, the Board will first evaluate the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service will be considered for re-nomination.

If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board will identify another nominee with the desired skills and experience described above. The Board takes into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, the Board will strive to assemble a Board that brings to us a variety of perspectives and skills derived from business and professional experience as it may deem are in our and our stockholders’ best interests. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Board Leadership Structure and Role in Risk Oversight

The positions of Chairman of the Board and Principal Executive Officer are filled by two separate individuals. Mr. Higgins currently serves as our Chairman of the Board, and Mr. Raad currently serves as our Principal Executive Officer. The Board acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations and believes its current leadership structure enables it to effectively provide oversight with respect to such risks. Our Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Board. The Audit Committee receives reports from management concerning the Company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board, which also considers the Company’s risk profile. The Audit Committee and the full Board focus on the most significant risks facing the Company and the Company’s general risk management strategy. In addition, as part of its oversight of our Company’s executive compensation program, the Compensation Committee considers the impact of such program, and the incentives created by the compensation awards that it administers, on our Company’s risk profile. In addition, the Compensation Committee reviews all of our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our Company. The Compensation Committee has determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o Secretary, Pulmatrix, Inc., 99 Hayden Avenue, Suite 390, Lexington, Massachusetts 02421. Our Secretary will review and forward correspondence to the appropriate person or persons.

All communications received as set forth in the preceding paragraph will be opened by our Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee(s). In the case of communications to the Board or any group or committee of directors, our Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to whom the communication is addressed. If the amount of correspondence received through the foregoing process becomes excessive, our Board may consider approving a process for review, organization and screening of the correspondence by our Secretary or another appropriate person.

Family Relationships

There are no family relationships amongst our directors and executive officers, or person nominated or chosen by the Company to become a director or executive officer.

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

Anti-Hedging Policy

We maintain an insider trading policy that applies to our officers and directors that prohibits trading our securities during certain established periods and when in possession of material non-public information. It also prohibits, unless approved in advance in limited circumstances by the policy administrator, the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities, and the use of our securities to secure a margin or other loan. Since the adoption of our insider trading policy, the policy administrator has not granted any such exemptions to the policy’s general prohibition on hedging or pledging.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Summary

This section discusses the material components of our executive compensation program. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer; (ii) the two most highly compensated executive officers other than our principal executive officer; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at the end of 2022. These current officers are referred to as our Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Teofilo Raad	2022	525,272	-		234,375	237,003	10,422	(2)	1,007,072
(Chief Executive Officer)	2021	479,723	-		668,448	223,061	10,722	(3)	1,381,954
Peter Ludlum(8)	2022	-	-		-	-	398,583	(4)	398,583
(Interim Chief Financial Officer)	2021	-	-		-	-	-		-
Margaret Wasilewski, M.D.(9)	2022	368,333	-		101,882	133,755	10,085	(5)	614,055
(Chief Medical Officer)	2021	-	-		-	-	-		-
Michelle S. Siegert	2022	299,700	43,035	(6)	57,594	81,135	10,422	(2)	491,886
(Vice President, Finance)	2021	286,902	2,000	(7)	108,610	72,041	10,722	(3)	480,275

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2022 in our Annual Report on Form 10-K for the year ended December 31, 2022.
(2)	Represents Company 401(k) plan contributions of $9,150, payment made by the Company for life, AD&D and LTD premiums in the amount of $522 and cell phone reimbursement of $750.
(3)	Represents Company 401(k) plan contributions of $8,700, payment made by the Company for life, AD&D and LTD premiums in the amount of $522 and cell phone reimbursement of $1,500.
(4)	The amount shown in the “All Other Compensation” column for Mr. Ludlum includes fees paid to Danforth Advisors, LLC on his behalf during the year ended December 31, 2022.
(5)	Represents Company 401(k) plan contributions of $9,150, payment made by the Company for life, AD&D and LTD premiums in the amount of $435 and cell phone reimbursement of $500.
(6)	Represents a retention bonus which was paid on March 31, 2022.
(7)	Represents a spot bonus which was paid on February 26, 2021.
(8)	Peter Ludlum was appointed as our Interim Chief Financial Officer in April 2022.
(9)	Margaret Wasilewski, M.D. was appointed as our Chief Medical Officer in March 2022.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

We have entered into executive employment agreements with each of our Named Executive Officers. The executive employment agreements provide for “at will” employment and set forth the terms and conditions of employment, including annual base salary, discretionary bonus opportunities, benefits and eligibility to participate in our employee benefit plans and programs. As a condition of their employment, our Named Executive Officers were each required to execute our standard proprietary information, inventions, and non-competition agreement. The material terms of these executive employment agreements are summarized below.

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

Employee Benefits and Perquisites

During their employment, Mr. Raad, Ms. Siegert, and Dr. Wasilewski are eligible to participate in our health and welfare plans, including medical and dental benefits, short-term and long-term disability insurance, and life insurance.

No Tax Gross-Ups

We do not make gross-up payments to cover our executives’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Mr. Raad

On May 16, 2019, the Board appointed Mr. Raad to serve as Chief Executive Officer and a Class II director. Prior to Mr. Raad’s appointment as the Chief Executive Officer, Mr. Raad served as our Chief Business Officer pursuant to an employment agreement, dated April 28, 2017. On June 28, 2019, we and Mr. Raad entered into an amended and restated employment agreement (the “Raad Agreement”), with Mr. Raad to serve as our President and Chief Executive Officer. Mr. Raad’s employment with us is “at-will,” and the Raad Agreement does not include a specified term. As consideration for his services as Chief Executive Officer, the Raad Agreement provided that Mr. Raad would receive (i) an annual base salary of $450,000 and (ii) a target annual cash bonus equal to 45% of his base salary. Both Mr. Raad’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both the Company’s, and Mr. Raad’s individual performance during the year. Effective as of January 1, 2022, after taking into consideration previous increases, Mr. Raad’s base salary was increased to $525,272 and the target annual cash bonus equaled 50% of the base salary. Effective as of January 1, 2023, Mr. Raad’s base salary was increased to $567,294 and the target annual cash bonus remained at 50% of the base salary.

We initially agreed in the Raad Agreement to grant Mr. Raad an option to purchase 6,831 shares of our common stock, subject to the terms and conditions of the Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”) and our standard form of stock option agreement, as soon as practicable upon execution of the Raad Agreement. On January 9, 2020, after taking into consideration the results of a compensation survey, the Compensation Committee of the Board made various compensation adjustments, which included a grant to Mr. Raad, in lieu of the option to purchase 6,831 shares of our commons stock, of (i) an option to purchase 23,572 shares, of which 3,437 optioned shares were fully vested and exercisable as of January 9, 2020, and the remaining optioned shares to vest and become exercisable in 41 equal monthly installments on the 16th day of each of the 41 calendar months following January 2020, and (ii) an option to purchase 39,089 shares of common stock, 1/48th of the optioned shares to vest and become exercisable on each of the 48 monthly anniversaries of January 9, 2020. On April 2, 2020, Mr. Raad was granted an option to purchase 499 shares of common stock, 1/48th of the optioned shares to vest and become exercisable on each of the 48 monthly anniversaries of April 2, 2020. On January 28, 2021, Mr. Raad was granted an option to purchase 28,274 shares of common stock, with 2.08333% of the optioned shares to vest and become exercisable on each of the 48 monthly anniversaries of grant date. On January 27, 2022, Mr. Raad was granted an option to purchase 37,500 shares of common stock, with 2.08333% of the optioned shares to vest and become exercisable on each of the 48 monthly anniversaries of grant date. On January 26, 2023, Mr. Raad was granted an option to purchase 34,900 shares of common stock, with 2.08333% of the optioned shares to vest and become exercisable on each of the 48 monthly anniversaries of grant date.

Termination Benefits

Pursuant to the Raad Agreement, if Mr. Raad’s employment is terminated (i) by us without cause or (ii) by Mr. Raad for good reason, then the Company must pay Mr. Raad, in addition to any then-accrued and unpaid obligations owed to him, (a) twelve (12) months of his then-current base salary, (b) a pro-rated bonus in an amount equal to the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, (c) a separation bonus equal to one hundred percent (100%) of the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, and (d) up to twelve (12) months of COBRA health insurance premiums at the Company’s then-normal rate of contribution. In addition, all unvested equity awards held by Mr. Raad that would have vested during the twelve (12) months following the termination date will immediately vest and become exercisable. If Mr. Raad’s employment is terminated (i) by the Company without cause or (ii) by Mr. Raad for good reason, within twelve (12) months following a change in control, then Mr. Raad shall be entitled to receive, in addition to any then-accrued and unpaid obligations owed to him, (a) a lump sum payment equal to eighteen (18) months of his then-current base salary, (b) a pro-rated bonus in an amount equal to the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, (c) a separation bonus equal to one hundred percent (100%) of the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, and (d) up to twelve (12) months of COBRA health insurance premiums at the Company’s then-normal rate of contribution. In addition, in that case, all unvested equity awards will immediately vest and become exercisable. Receipt of Mr. Raad’s severance and other termination benefits is subject to his execution of a release of claims and his compliance with the restrictive covenants contained in his agreements with the Company.

Under Mr. Raad’s employment agreement, “good reason” is defined as (i) relocation of Mr. Raad’s principal business location to a location more than fifty (50) miles from his then-current business location; (ii) a material diminution in Mr. Raad’s duties, authority, responsibilities, or reporting lines in a manner whereby Mr. Raad no longer reports to the Board; or (iii) a material reduction in Mr. Raad’s base salary; provided that (A) Mr. Raad provides the Company with written notice that he intends to terminate his employment for good reason within thirty (30) days of such circumstance occurring, (B) if such circumstance is capable of being cured, the Company has failed to cure such circumstance within a period of thirty (30) days from the date of such written notice, and (C) Mr. Raad terminates his employment within sixty five (65) days from the date that good reason first occurs.

Mr. Ludlum

On April 14, 2022, the Company appointed Peter Ludlum as Interim Chief Financial Officer, effective as of April 18, 2022. Since December 2021, Mr. Ludlum has served as a consultant with Danforth Advisors, LLC (“Danforth”), a provider of strategic and operational finance and accounting for life science companies, and, since December 2021, Mr. Ludlum has served as the Company’s Strategic Advisor – Finance pursuant to a November 30, 2021 consulting agreement (the “Consulting Agreement”) between the Company and Danforth.

Pursuant to the Consulting Agreement, Danforth will receive cash compensation at a rate of $400 per hour for Mr. Ludlum’s services. Each month Danforth and the Company shall evaluate jointly the current fee structure and scope of Services. Danforth reserves the right to an annual increase in consultant rates of up to 4%, effective January 1 of each year. Upon termination of the Consulting Agreement, no compensation or benefits of any kind shall be payable or issuable to Danforth after the effective date of such termination. In addition, the Company will reimburse Danforth for reasonable out-of-pocket business expenses, including but not limited to travel and parking, incurred by Danforth in performing the services, upon submission by Danforth of supporting documentation reasonably acceptable to the Company. Any such accrued expenses in any given three (3) month period that exceed $1,000 shall be submitted to the Company for its prior written approval.

Pursuant to the Consulting Agreement, Mr. Ludlum will provide services to the Company under the Consulting Agreement as an independent contractor and employee of Danforth. The term of the Consulting Agreement will continue until such time as either party has given notice of termination. The Consulting Agreement may be terminated by either party hereto: (a) with cause (as defined in the Consulting Agreement) upon written notice to the other party; or (b) without cause upon 30 days prior written notice to the other party.

Ms. Wasilewski, M.D.

On March 1, 2022, the Company appointed Dr. Wasilewski to serve as Chief Medical Officer. Dr. Wasilewski’s employment with us is “at-will,” pursuant to an employment agreement (the “Wasilewski Agreement”). As consideration for her services as Chief Medical Officer, the Wasilewski Agreement provided that Dr. Wasilewski would receive (i) an annual base salary of $442,000 and (ii) a target annual cash bonus equal to 40% of her base salary. Both Dr. Wasilewski’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both the Company’s, and Dr. Wasilewski’s individual performance during the year.

We agreed in the Wasilewski Agreement to grant Dr. Wasilewski an option to purchase 21,060 shares of our common stock, subject to the terms and conditions of the Incentive Plan and our standard form of stock option agreement, as soon as practicable upon execution of the Wasilewski Agreement. Effective January 1, 2023, Dr. Wasilewski’s base salary was increased to $461,890 and the target annual cash bonus remained at 40% of the base salary.

Termination Benefits

Pursuant to the Wasilewski Agreement, if Dr. Wasilewski’s employment is terminated (i) by us other than cause or (ii) by Dr. Wasilewski for good reason, then the Company must pay Dr. Wasilewski, in addition to any then-accrued and unpaid obligations owed to her, the following (i) severance in the amount equal to six (6) months of her base salary, less all customary and required taxes and employment-related deductions, paid in equal installments commencing on the first payroll date following the date on which the release of claims referenced above becomes effective and non-revocable, provided that, if the release consideration period plus the revocation period spans two taxable years, payments will commence in the later taxable year; (ii) payment for any approved, but unpaid bonus for the year immediately preceding the year her employment terminates, less all customary and required taxes and employment-related deductions; (iii) payment of a pro-rated bonus in an amount equal to her target bonus to which she may have been entitled for the year in which her employment terminates, less all customary and required taxes and employment-related deductions; (iv) up to twelve (12) months of COBRA health insurance premiums at the Company’s then-normal rate of contribution. and (v) she shall become fully vested in any and all equity awards outstanding as of the date of her termination.

In the event that a change of control occurs and within a period of one (1) year following the change of control, either her employment is terminated by the Company other than for cause or she terminates her employment for good reason, in exchange for her execution and non-revocation of a release of claims, she shall receive the payments and benefits set forth above, provided that the severance shall be for twelve (12) months (rather than six (6) months).

Ms. Siegert

On November 13, 2019, the Board appointed Ms. Siegert to serve as Vice President, Finance, and as the Principal Accounting Officer and the Principal Financial Officer of the Company, effective as of November 16, 2019. As of April 18, 2022, Ms. Siegert no longer serves as the Principal Accounting Officer and the Principal Financial Officer. Ms. Siegert’s employment with us is “at-will” with no specified term, subject to an offer letter dated November 7, 2019 (the “Offer Letter”). As consideration for her services as Vice President, Finance, the Offer Letter provided that Ms. Siegert would receive (i) an annual base salary of $240,000 and (ii) a target annual cash bonus equal to 25% of her base salary, to be determined by the Chief Executive Officer at his or her sole discretion. Both Ms. Siegert’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both the Company’s, and Ms. Siegert’s individual performance during the year. Effective January 1, 2022, after taking into consideration previous increases, Ms. Siegert’s base salary was increased to $299,700 and the target annual cash bonus equaled 30% of the base salary. Effective January 1, 2023, Ms. Siegert’s base salary was increased to $313,187 and the target annual cash bonus remained at 30% of the base salary.

Termination Benefits

In the event that a change of control occurs and within a period of one (1) year following the change of control, if Ms. Siegert’s employment is terminated other than for cause, or if Ms. Siegert terminates her employment for good reason, Ms. Siegert would receive (a) a lump sum amount equal to six (6) times the sum of her monthly base salary plus the monthly COBRA premium for health care insurance at the time of termination, and (b) all equity awards outstanding shall become fully vested as of the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2022:

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Teofilo Raad	1,651		—		540.00	05/01/2027
	3,704		—		93.60	06/05/2028
	14,330	(1)	1,669		21.20	05/16/2029
	28,501	(1)	10,588		30.80	01/09/2030
	21,115	(1)	2,457		30.80	01/09/2030
	338	(1)	161		25.60	04/02/2030
	13,547	(1)	14,727		29.40	01/28/2031
	9,377	(1)	28,123		7.41	01/27/2032
Margaret Wasilewski, M.D.	—		21,060	(2)	5.72	03/01/2032
Michelle S. Siegert	15		—		376.00	10/11/2023
	54		—		2,360.00	06/16/2025
	8		—		2,200.00	06/24/2025
	75		—		1,182.00	08/13/2025
	66		—		560.00	02/03/2026
	33		—		556.00	03/20/2027
	904		—		93.60	06/05/2028
	1,120	(1)	130		21.20	05/16/2029
	5,616	(1)	2,083		30.80	01/09/2030
	2,486	(1)	739		30.80	01/09/2030
	2,206	(1)	2,388		29.40	01/28/2031
	2,304	(1)	6,911		7.41	01/27/2032

(1)	Each of these options vests over a four (4) year period, with 2.08333% vesting on each monthly anniversary subsequent to the date of grant for a total of forty-eight (48) months.
(2)	This option award vests over a four (4) year period, with 25% vesting on the first anniversary and 2.08333% vesting on the last day of each of the subsequent thirty-six 36 months.

Director Compensation

We have entered into a director’s agreement with each of our non-employee directors. In 2022, under these agreements, non-employee directors were paid cash compensation payable in four quarterly payments as set forth in the table below.

Annual Retainer Non-Employee Directors
Board of Directors:
Members	$35,000
Chairperson	$65,000
Audit Committee:
Members	$7,500
Chairperson	$15,000
Compensation Committee:
Members	$5,000
Chairperson	$11,500
Nominating and Corporate Governance Committee:
Members	$5,000
Chairperson	$10,000

The agreements also provide that such directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with the attendance of board and committee meetings.

Director Compensation Table

The following table presents the total compensation for each person who served as a member of our Board during 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period. Mr. Raad receives no additional compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Mr. Raad as our President and Chief Executive Officer for 2022 is set forth in the “Summary Compensation Table” under the section “Executive Compensation”.

Name	Fees earned or paid in cash ($)	Option awards (1)(2) ($)	Total ($)
Richard Batycky, Ph.D.	54,000	6,906	60,906
Todd Bazemore	52,500	6,906	59,406
Christopher Cabell, M.D.	45,000	6,906	51,906
Michael J. Higgins	85,000	11,525	96,525
Anand Varadan	40,000	6,906	46,906

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2022, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 10 to our consolidated financial statements, found elsewhere in this report.
(2)	As of December 31, 2022, our non-employee directors held the following aggregate number of options to purchase shares of our common stock: Dr. Batycky, 3,855 options; Mr. Bazemore, 3,355 options; Dr. Cabell, 3,355 options; Mr. Higgins, 6,715 options; and Mr. Varadan, 2,605 options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2023 by (i) each person known to us to beneficially own five percent (5%) or more of our common stock, (ii) each director and Named Executive Officer (as defined below) and (iii) all of our directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them and have an address of c/o Pulmatrix Inc., 99 Hayden Avenue, Suite 390, Lexington, MA 02421, unless otherwise noted. Percentage of ownership is based on 3,652,285 shares of common stock issued and outstanding as of March 27, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of March 27, 2023 by that stockholder are deemed outstanding.

Name	Number of Shares Beneficially Owned	Percentage of Shares outstanding(1)	Beneficially Owned as a result of stock ownership	Beneficially Owned as a result of stock option ownership	Beneficially Owned as a result of warrant ownership
Named Executive Officers and Directors
Richard Batycky, Ph.D.	2,705	*	25	2,680	-
Todd Bazemore	1,920	*	-	1,920	-
Christopher Cabell M.D.	2,044	*	-	2,044	-
Michael J. Higgins	4,808	*	-	4,808	-
Anand Varadan	1,209	*	-	1,209	-
Teofilo Raad	109,924	2.92%	-	109,924	-
Peter Ludlum	-	*	-	-	-
Margaret Wasilewski, M.D.	6,891	*	-	6,891	-
Michelle S. Siegert	18,395	*	60	18,335	-
All directors and executive officers as a group of nine persons	147,896	3.89%	85	147,811	-
5% Stockholders
Sabby Volatility Warrant Master Fund, Ltd(2) c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007 Cayman Islands	301,938	8.27%	301,938	-	-

*	Less than 1%.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned in column one includes shares of common stock issuable upon the conversion of series A convertible preferred stock and the exercise of stock options and warrants that are currently exercisable or will become exercisable within sixty (60) days of March 27, 2023.
(2)	This information is based on the information reported on the Schedule 13G filed on January 10, 2023 by Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC, and Hal Mintz, and other information available to the Company. Sabby Volatility Warrant Master Fund, Ltd (“Sabby”) is the beneficial owner of 301,938 shares of common stock. As of March 27, 2023, Sabby owns warrants that would be exercisable up to 260,411 additional shares of common stock, except for a limitation set forth in the warrant agreements that restricts Sabby’s ability to exercise the warrants if such exercise would result in Sabby Volatility Warrant Master Fund, Ltd owning more than 4.99% of the Company’s currently outstanding number of shares of common stock. The principal address of Sabby is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007 Cayman Islands.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the Incentive Plan, the 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and the 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”), the weighted-average exercise price of options issued under the Incentive Plan, Original 2013 Plan and the 2003 Plan, and the number of securities remaining available for future issuance under the Incentive Plan, the Original 2013 Plan and the 2003 Plan, in each case as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders(1)	304,823	$28.66	145,735
Equity compensation plans not approved by security holders(2)	—	—	—

Total	304,823	$28.66	145,735

(1)	Represents shares available for issuance under the Incentive Plan.
(2)	Excludes 63 shares of our common stock issuable upon outstanding options granted under equity compensation plans granted under the Original 2013 Plan and the 2003 Plan. No additional awards may be issued under the Original 2013 Plan nor the 2003 Plan. As of December 31, 2022, there were 32 options with a weighted average exercise price of $367.69 per share outstanding pursuant to the Original 2013 Plan. As of December 31, 2022, there was 1 option with a weighted average exercise price of $376.00 per share outstanding pursuant to the 2003 Plan.
(3)	The number of authorized shares under the Incentive Plan is subject to annual increases based upon an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. Pursuant to the “evergreen” provision currently in effect, the annual increase in the number of shares shall be equal to five percent (5%) of the number of shares of our common stock outstanding as of such date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the period since January 1, 2021, there were no transactions with related persons. As of March 30, 2023, there are no proposed transactions with related persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Marcum LLP for professional services rendered in the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees	$238,885	$186,121
Audit-Related Fees	—	42,744
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$238,885	$228,865

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

All of the services rendered by Marcum LLP in 2022 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	At the Market Offering Agreement, dated May 26, 2021, by and between Pulmatrix, Inc. and H.C. Wainwright & Co., LLC		Form S-3 (Exhibit 1.2)	05/26/21	333-256502

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K/A (Exhibit 3.1)	12/17/21	001-36199

3.5	Certificate of Correction to the Certificate of Designation, filed December 16, 2021		Form 8-K/A (Exhibit 3.2)	12/17/21	001-36199

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019		Form 8-K (Exhibit 3.1)	02/06/19	001-36199

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 28, 2022		Form 10-K (Exhibit 3.7)	03/29/22	001-36199

3.8	Amendment to the Restated Bylaws of Pulmatrix Inc., dated as of April 28, 2022		Form 8-K (Exhibit 3.1)	04/29/22	001-36199

4.1	Form of Specimen Stock Certificate		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Representative’s Warrant Agreement		Form S-1/A (Exhibit 4.2)	02/24/14	333-190476

4.3	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.4	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.5	Form of Series B Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.8)	03/28/18	333-223630

4.6	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.7)	03/28/18	333-223630

4.7	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.1)	12/03/18	001-36199

4.8	Form of Common Warrant issued in Pulmatrix Public Offering, dated December 3, 2018	Form 8-K (Exhibit 4.2)	12/03/18	001-36199

4.9	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated January 31, 2019	Form 8-K (Exhibit 4.1)	1/30/19	001-36199

4.10	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated February 4, 2019	Form 8-K (Exhibit 4.1)	02/01/19	001-36199

4.11	Form of Common Warrant issued in Pulmatrix Direct Registered Offering, dated February 12, 2019	Form 8-K (Exhibit 4.1)	02/11/19	001-36199

4.12	Form of Placement Agent Warrant issued in Pulmatrix Registered Direct Offering, dated February 12, 2019	Form 8-K (Exhibit 4.2)	02/11/19	001-36199

4.13	Form of Common Stock Warrant issued in Pulmatrix Public Offering, dated April 1, 2019	Form S-1/A (Exhibit 4.13)	04/01/19	333-230395

4.14	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated April 1, 2019	Form S-1/A (Exhibit 4.11)	04/01/19	333-230395

4.15	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated April 1, 2019	Form S-1/A (Exhibit 4.12)	04/01/19	333-230395

4,16	Form of Common Warrant issued in Pulmatrix Public Offering, dated April 16, 2020	Form 8-K (Exhibit 4.1)	04/16/20	001-36199

4.17	Form of Placement Agent Warrant issued in Pulmatrix Public Offering dated April 16, 2020	Form 8-K (Exhibit 4.1)	04/20/20	001-36199

4.18	Form of Warrant Dated July 9, 2020	Form 8-K (Exhibit 4.1)	07/09/20	001-36199

4.19	Form of Common Stock Purchase Warrant, dated December 17, 2021	Form 8-K (Exhibit 4.1)	12/15/21	001-36199

4.20	Form of Placement Agent Warrant dated December 17, 2021	Form 8-K (Exhibit 4.2)	12/15/21	001-36199

4.21	Description of Securities	Form 10-K (Exhibit 4.21)	03/29/22	001-36199

4.22	Form of Placement Agent Warrant dated February 16, 2021	Form 8-K (Exhibit 4.1)	02/16/21	001-36199

10.1*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan	Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.2*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan	Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.3*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan	Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.4	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.	Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.5	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018	Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.6*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad	Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.7	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.8*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019	Form S-8 (Exhibit 99.3)	06/04/19	333-231935

10.9*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019	Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.10**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019	Form 10-K (Exhibit 10.13)	03/26/20	001-36199

10.11	Securities Purchase Agreement	Form 8-K (Exhibit 10.1)	04/16/20	001-36199

10.12	Form of Letter Agreement	Form 8-K (Exhibit 10.1)	07/09/20	001-36199

10.13	Form of Securities Purchase Agreement dated December 15, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	12/15/21	001-36199

10.14**	Second Amendment to Development and Commercialization Agreement, dated as of November 8, 2021, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 8-K (Exhibit 10.1)	11/09/21	001-36199

10.15	Form of Securities Purchase Agreement dated February 11, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	02/16/21	001-36199

10.16*	Consulting Agreement, dated November 30, 2021, by and between Pulmatrix, Inc. and Danforth Advisors, LLC	Form 8-K (Exhibit 10.1)	04/14/22	001-36199

21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	03/13/18	001-36199

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101. INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These exhibits are management contracts or compensatory plans or arrangements.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: March 30, 2023	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Teofilo Raad	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2023
Teofilo Raad

/s/ Peter Ludlum	Interim Chief Financial Officer	March 30, 2023
Peter Ludlum	(Principal Financial and Accounting Officer)

/s/ Michael J. Higgins	Chairman of the Board of Directors	March 30, 2023
Michael J. Higgins

/s/ Richard Batycky, Ph.D.	Director	March 30, 2023
Richard Batycky, Ph.D.

/s/ Todd Bazemore	Director	March 30, 2023
Todd Bazemore

/s/ Christopher Cabell, M.D.	Director	March 30, 2023
Christopher Cabell, M.D.

/s/ Anand Varadan	Director	March 30, 2023
Anand Varadan

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulmatrix, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Estimated Total Contract Costs

Description of the Matter

As described in Note 2 and Note 6 to the financial statements the Company recognizes revenue from non-refundable, upfront fees allocated to a license, when such license is transferred to the customer through collaboration arrangements and the customer is able to use and benefit from the license. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company uses the input method, with estimated costs to satisfy the performance obligation being the input, as the best measure of the transfer of control of the performance obligation.

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

New York, NY

March 30, 2023

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$35,628	$53,840
Restricted cash	153	-
Accounts receivable	1,298	67
Prepaid expenses and other current assets	1,068	871
Total current assets	38,147	54,778
Property and equipment, net	235	321
Operating lease right-of-use asset	710	2,093
Long-term restricted cash	1,472	1,625
Other long-term assets	389	-
Total assets	$40,953	$58,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,188	$839
Accrued expenses and other current liabilities	1,638	1,233
Operating lease liability	857	1,431
Deferred revenue	1,339	939
Total current liabilities	5,022	4,442
Deferred revenue, net of current portion	4,822	6,069
Operating lease liability, net of current portion	-	857
Total liabilities	9,844	11,368
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no and 1,830 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	1,081
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,639,185 and 3,222,037 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Additional paid-in capital	304,585	301,008
Accumulated deficit	(273,476)	(254,640)
Total stockholders’ equity	31,109	47,449
Total liabilities and stockholders’ equity	$40,953	$58,817

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021
Revenues	$6,071	$5,169

Operating expenses:
Research and development	18,240	15,382
General and administrative	6,778	6,377
Impairment of goodwill	-	3,577
Total operating expenses	25,018	25,336
Loss from operations	(18,947)	(20,167)
Other income/(expense):
Interest income	309	7
Other expense, net	(198)	(11)
Total other income/(expense), net	111	(4)
Net loss	(18,836)	(20,171)
Less: Deemed dividend - beneficial conversion feature of preferred stock	-	(3,197)
Net loss attributable to common stockholders	$(18,836)	$(23,368)
Net loss per share attributable to common stockholders - basic and diluted	$(5.46)	$(8.63)
Weighted average common shares outstanding - basic and diluted	3,447,701	2,708,558

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	-	$-	1,805,250	$-	$257,608	$(234,469)	$23,139
Issuance of preferred stock and common stock warrants, net of issuance costs	6,745	3,984	-	-	2,056	-	6,040
Beneficial conversion feature of preferred stock	-	(3,197)	-	-	3,197	-	-
Deemed dividend related to beneficial conversion feature of preferred stock	-	3,197	-	-	(3,197)	-	-
Conversion of preferred stock to common stock	(4,915)	(2,903)	409,585	-	2,903	-	-
Issuance of common stock, net of issuance costs	-	-	1,000,000	-	37,079	-	37,079
Exercise of warrants	-	-	7,202	-	204	-	204
Stock-based compensation	-	-	-	-	1,158	-	1,158
Net loss	-	-	-	-	-	(20,171)	(20,171)
Balance — December 31, 2021	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(1,830)	(1,081)	152,500	-	1,081	-	-
Issuance of common stock, net of issuance costs	-	-	252,013	-	1,382	-	1,382
Adjustment due to reverse stock split	-	-	12,635	-	-	-	-
Stock-based compensation	-	-	-	-	1,114	-	1,114
Net loss	-	-	-	-	-	(18,836)	(18,836)
Balance — December 31, 2022	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109

See accompanying notes to consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,836)	$(20,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	169
Amortization of operating lease right-of-use asset	1,383	1,067
Stock-based compensation	1,114	1,158
Impairment of goodwill	-	3,577
Changes in operating assets and liabilities:
Accounts receivable	(1,231)	17
Prepaid expenses and other current assets	(197)	(148)
Other long-term assets	(389)	-
Accounts payable	511	(149)
Accrued expenses and other current liabilities	405	(795)
Operating lease liability	(1,431)	(1,126)
Deferred revenue	(847)	(3,326)
Net cash used in operating activities	(19,356)	(19,727)
Cash flows from investing activities:
Purchases of property and equipment	(86)	(144)
Net cash used in investing activities	(86)	(144)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock and common stock warrants, net of issuance costs	(152)	6,192
Proceeds from issuance of common stock, net of issuance costs	1,382	37,079
Proceeds from exercise of common stock warrants	-	204
Net cash provided by financing activities	1,230	43,475
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,212)	23,604
Cash, cash equivalents and restricted cash — beginning of year	55,465	31,861
Cash, cash equivalents and restricted cash — end of year	$37,253	$55,465

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$35,628	$53,840
Restricted cash	153	-
Long-term restricted cash	1,472	1,625
Total cash, cash equivalents and restricted cash	$37,253	$55,465

Supplemental disclosures of non-cash investing and financing information:
Conversion of preferred stock to common stock	$1,081	$2,903
Fixed asset purchases in accounts payable	$-	$10
Issuance costs in accounts payable	$-	$152
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$-	$1,671
Preferred stock issuance costs associated with placement agent warrants	$-	$300
Beneficial conversion feature of preferred stock	$-	$3,197
Deemed dividend related to beneficial conversion feature of preferred stock	$-	$3,197

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

Risks, Uncertainties and Liquidity

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

Based on its current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2022, will be adequate to fund its currently anticipated operating expenses for at least twelve months from the date of these financial statements. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations. In addition, any disruption in the capital markets caused by the novel coronavirus (“COVID-19”) pandemic and its ongoing effects could make any financing more challenging, and there can be no assurance that Pulmatrix will be able to obtain such financing on commercially reasonable terms or at all. Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. The most significant estimates and assumptions in the Company’s consolidated financial statements include, but are not limited to, estimates of future expected costs in order to derive and recognize revenue, estimates related to clinical trial accruals and upfront deposits, fair value used to record preferred stock and warrants transactions, incremental borrowing rate, and accounting for income taxes and the related valuation allowance.

Concentrations of Credit Risk

Cash is a financial instrument that potentially subjects the Company to concentrations of credit risk. For all periods presented, substantially all of the Company’s cash was deposited in accounts at a single financial institution that management believes is creditworthy. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. The Company maintains its cash at a high-quality financial institution and has not incurred any losses to date.

For the year ended December 31, 2022, revenue from one customer accounted for approximately 99% of revenue recognized in the consolidated statements of operations. For the year ended December 31, 2021, revenue from two customers accounted for approximately 99% of revenue recognized in the consolidated statements of operations. As of December 31, 2022 and 2021, one customer accounted for 100% and 96% of accounts receivable, respectively.

Accounts Receivable and Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate to amounts reimbursed under its collaboration agreements with partners. The Company believes that credit risks associated with these partners are not significant. To date, the Company has not had any significant write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are held in US banks and consist of cash deposited in operating and money market accounts.

Restricted cash represents cash held in a depository account at a financial institution to collateralize conditional stand-by letters of credit related to the Company’s future and current office and laboratory facility lease agreements in the amounts of $1,421 and $153, respectively, as well as $51 deposited in a money market account as security for a credit card as of December 31, 2022 and 2021.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Application of alternative assumptions, such as changes in estimate of future cash flows, could produce significantly different results.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

As of December 31, 2022 and 2021, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Options to renew a lease are not included in the Company’s initial lease term assessment unless there is reasonable certainty that the Company will renew. The Company monitors its plans to renew its material leases on a quarterly basis.

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

Revenue Recognition

The Company’s principal sources of revenue during the years ended December 31, 2022 and 2021 were derived from collaboration arrangement and license agreements that relate to the development and commercialization of PUR1900 under the Cipla Agreement (as defined below) and the license, development and commercialization arrangement under the JJEI Agreement (as defined below).

At inception, management determines whether contracts are within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) or other topics, including FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). For contracts that are within the scope of ASC 808, the Company evaluates whether the counterparty is a customer for any of the units of account (i.e., distinct goods and services) in the contract. For units of account where the counterparty is considered a customer, the Company applies ASC 606 to those unit(s) of account, including recognition, measurement, presentation, and disclosure guidance. To date, the Company has determined it is appropriate to apply ASC 606 to all contracts and units of account for contracts within the scope of ASC 808.

For contracts and units of account that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which management expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, management applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Identification of Performance Obligations. Performance obligations promised in a contract are identified at contract inception based on the goods and services that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, management applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

Transaction Price and Milestone Payments. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. At the inception of each contract that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Management evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each reporting period, management reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

For a complete discussion of accounting for the Company’s revenue contracts, see Note 6, Significant Agreements.

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, clinical research organizations (“CROs”) and clinical manufacturing organizations (“CMOs”). Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on management’s estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided.

Stock-based Compensation

The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards principally related to stock options, which are measured at the grant date fair value of the award. The Company determines grant-date fair value of stock option awards using the Black-Scholes option-pricing model. For service-based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. For performance-based vesting grants, expense is recognized over the requisite period until the performance obligation is met, assuming that it is probable. No expense is recognized for performance-based grants until it is probable the vesting criteria will be satisfied.

Stock-based payments to non-employees are recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair values of these awards are more reliably measurable than the fair values of the services rendered.

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

Goodwill

Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the goodwill exceeds the fair value of the Company. Given the impact of the COVID-19 pandemic and the Company’s common stock value decline during 2021, the Company determined that goodwill was impaired, and a full impairment charge of $3,577 was recorded during the year ended December 31, 2021.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2022 that had a material effect on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on accounting for convertible financial instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and share settlement when an instrument can be settled in cash or shares at the entity’s option, unless the instrument is a liability-classified stock-based payment award. The Company elected to early adopt ASU 2020-06 as of January 1, 2022, using the modified retrospective method. The adoption of ASU 2020-06 did not have any net impact on the classification or measurement of the Company’s convertible financial instruments or contracts in the Company’s own equity outstanding as of January 1, 2022, nor the earnings per-share amounts for the year ended December 31, 2022.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU 2021-04”). ASU 2021-04 address how an issuer should account for modifications, or an exchange of freestanding equity-classified written call options classified as equity that is not within the scope of another topic. The Company elected to early adopt ASU 2021-04 as of January 1, 2022. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has been subsequently amended. The provisions of ASU 2016-13 modify the impairment model for financial instruments to utilize an expected loss methodology in place of the currently used incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company plans to adopt the standard as of January 1, 2023. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

As of December 31, 2022, there have been no other new, or existing recently issued or adopted, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2022	2021
Clinical and consulting	$517	$230
Insurance	286	325
Software and hosting costs	99	-
Other	166	316
Total prepaid expenses and other current assets	$1,068	$871

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Laboratory equipment	$1,827	$1,838
Leasehold improvements	664	602
Computer equipment	275	304
Office furniture and equipment	217	217
	2,983	2,961
Less accumulated depreciation and amortization	(2,748)	(2,640)
Property and equipment, net	$235	$321

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $162 and $169, respectively. During the years ended December 31, 2022 and 2021, the Company disposed of certain fixed assets with immaterial gross costs and accumulated depreciation.

5. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
Wages and incentives	$1,130	$1,051
Clinical and consulting	475	97
Legal and patents	-	58
Other	33	27
Total accrued expenses and other current liabilities	$1,638	$1,233

6. Significant Agreements

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

The Company received a non-refundable upfront payment of $22.0 million (the “Upfront Payment”) under the Cipla Agreement. Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to pulmonary indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE™ technology. A portion of the Upfront Payment was deposited by the Company into a bank account, along with an equal amount from the Company, and was dedicated to the development of the Product (the “Initial Development Funding”). The Initial Development Funding was depleted during the year ended December 31, 2021, and the Company and Cipla are now each responsible for a portion of the development costs actually incurred as described below (the “Co-Development Phase”).

The Company and Cipla will each be responsible for 60% and 40%, respectively, of the Company’s overhead costs and the time spent by the Company’s employees and consultants on development of the Product (“Direct Costs”), in addition to which, Cipla will reimburse the Company an amount equal to 10% of aggregate Direct Costs upon the achievement of the development milestones set forth in the table below, potentially bringing the sharing of Direct Costs to a 50/50 basis. The Company will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

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

The Company initially determined the total transaction price to be $22.0 million – comprised of $12.0 million for research and development services for the Product and $10.0 million for the irrevocable license to the Assigned Assets. Any consideration related to the Co-Development Phase was not initially included in the transaction price as such amounts are subject to the variable consideration constraint. Additionally, upon commercialization, Cipla and the Company will share equally, both positive and negative total free cash-flows earned by Cipla in respect of the Product. However, the Company has not included such free cash-flows in the transaction price as these milestones are constrained until after the commercialization of the Product.

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

During the years ended December 31, 2022 and 2021, the Company recognized $6.1 million and $1.4 million in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations, respectively. Of the revenue recognized during the year ended December 31, 2022, $0.8 million was included in deferred revenue at the beginning of the period. As of December 31, 2022, the aggregate transaction price related to the Company’s unsatisfied obligations was $6.2 million and was recorded in deferred revenue, $1.3 million of which was current.

License, Development and Commercialization Agreement with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”)

All rights to the Company’s kinase inhibitor portfolio, including PUR1800 and PUR5700, reverted to the Company upon the termination of the License, Development and Commercialization Agreement (the “JJEI License Agreement”), dated December 26, 2019, with Johnson & Johnson Enterprise Innovation, Inc. (“JJEI”). JJEI notified the Company that they were terminating the JJEI License Agreement in April 2021, and the effective date of the termination was July 6, 2021.

Accounting Treatment

Revenue associated with the combined research and development services for the licensed product and the irrevocable license was recognized as revenue as the research and development services are provided using an input method, according to the ratio of costs incurred to the total costs expected to be incurred in the future to satisfy the performance obligation. In management’s judgment, this input method was the best measure of the transfer of control of the performance obligation. During the year ended December 31, 2021, the Company recognized $3.7 million in revenue related to the research and development services and license agreement in the Company’s consolidated statements of operations. As of December 31, 2021, the Company had no unsatisfied obligations under the JJEI License Agreement.

7. Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 500,000 shares, $0.0001 par value per share, issuable from time to time in one or more series. During the year ended December 31, 2021, the Articles were amended to designate and authorize 6,746 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

On December 17, 2021, the Company closed a registered direct offering with certain institutional investors for the issuance and sale of an aggregate of 6,745.008 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 281,047 shares of common stock, par value $0.0001 per share, for gross proceeds of $6.7 million, or net cash proceeds of $6.0 million after deducting $0.7 million related to placement agent’s fees and other offering expenses. The shares of Series A Preferred Stock have a stated value of $1,000.00 per share and are initially convertible into an aggregate of 562,085 shares of common stock at a conversion price of $12.00 per share at any time. The common warrants have an exercise price of $13.99 per share. In addition, the Company issued the placement agent designees warrants to purchase up to 36,538 shares of common stock at an exercise price of $14.99 per share and their fair value of $0.4 million was recorded as an additional offering cost. Both the common warrants and the placement warrants are exercisable six months following the date issuance and have a five-year term.

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

The Company evaluated the classification of the Series A Preferred Stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the Series A Preferred Stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to both instruments of $4.8 million and $2.0 million, respectively. The issuance costs, inclusive of the fair value of warrants issued to placement agent designees, were allocated between the Series A Preferred Stock and the warrants issued to investors in a systematic and rational manner resulting in an allocation to both instruments of $0.8 million and $0.3 million, for an initial net allocation of $4.0 million and $1.6 million, respectively. On the issuance date, the Company estimated the fair value of the warrants issued to investors and to placement agent designees using a Black-Scholes option pricing model using the following assumptions: (i) contractual term of 5 years, (ii) expected volatility rate of 117.98%, (iii) risk-free interest rate of 1.23%, (iv) expected dividend rate of 0%, and (v) closing price of the Company’s common stock of the day immediately preceding the registered direct offering. The fair value of Series A Preferred Stock was estimated based upon equivalent common shares that preferred stock could have been converted into at the closing price of the day immediately preceding the purchase date.

The embedded conversion feature was evaluated and bifurcation from the preferred stock equity host was not considered necessary. A beneficial conversion feature was separately recorded as a discount to the Series A Preferred Stock resulting in the amount of $3.2 million based on the intrinsic value of the beneficial conversion feature. As the Series A Preferred Stock was immediately convertible into common stock, a deemed dividend related to the discount associated with the beneficial conversion feature was immediately recorded.

As of December 31, 2022, all 6,745.008 shares of Series A Preferred Stock were converted into 562,085 shares of common stock.

8. Common Stock

2022

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

No shares of common stock were sold under the Sales Agreement during the year ended December 31, 2021. During the year ended December 31, 2022, the Company sold 252,013 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $5.70 per share which resulted in net proceeds of approximately $1.4 million.

2021

Registered Direct Offering

On February 16, 2021, the Company closed on a registered direct offering with certain healthcare-focused institutional investors for the sale of 1,000,000 shares of its common stock for gross proceeds of $40.0 million, or $37.1 million after deducting placement agent’s fees and other offering expenses. In connection with the offering, 65,003 warrants with a five-year expiry were issued to placement agent designees at an exercise price of $49.99 per share. The fair value of the placement agent warrants was $31.40 per share. The shares of common stock were offered by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-230225) previously filed with the SEC on March 12, 2019, and declared effective by the SEC on March 15, 2019.

Exercise of Warrants

During the year ended December 31, 2021, warrants issued in 2019 and 2020 were exercised on a cash basis to purchase 7,202 shares of the Company’s common stock for proceeds of $0.2 million.

9. Warrants

The following table summarizes warrant activity for the years ended December 31, 2022 and 2021:

	Number of Common Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	1,164,359	$68.20	3.30	$-
Warrants Issued	382,588	20.20
Warrants Exercised	(7,202)	33.41
Outstanding December 31, 2021	1,539,745	$56.39	2.98	$-
Warrants Expired	(254,942)	31.65
Outstanding December 31, 2022	1,284,803	$61.30	2.53	$-

The following represents a summary of the warrants outstanding and exercisable as of December 31, 2022:

		Adjusted		Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	Equity	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	Equity	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	Equity	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	Equity	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	Equity	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	Equity	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	Equity	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	Equity	$35.99	July 14, 2025	334,800	334,800
April 8, 2019	Equity	$26.99	April 8, 2024	65,907	65,907
April 8, 2019	Equity	$33.74	April 3, 2024	39,871	39,871
February 12, 2019	Equity	$36.62	February 7, 2024	5,548	5,548
February 12, 2019	Equity	$26.79	August 12, 2024	66,675	66,675
February 4, 2019	Equity	$42.49	January 30, 2024	1,732	1,732
January 31, 2019	Equity	$42.49	January 26, 2024	511	511
December 3, 2018	Equity	$77.99	June 3, 2024	46,876	46,876
April 3, 2018	Equity	$149.99	April 3, 2023	117,559	117,559
April 4, 2018	Equity	$149.99	April 4, 2023	5,751	5,751
June 15, 2015	Equity	$1,509.99	Five years after milestone achievement	15,955	-

				1,284,803	1,268,848

10. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of December 31, 2022, the Incentive Plan provided for the grant of up to 454,363 shares of the Company’s common stock, of which 145,735 shares remained available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of December 31, 2022, the two legacy plans have a total of 33 options outstanding all of which are fully vested and for which common stock will be delivered upon exercise.

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2021	144,962	$64.20	8.75	$60
Granted	58,039	27.79
Forfeited or expired	(6,995)	83.78
Outstanding — December 31, 2021	196,006	$52.72	8.12	$-
Granted	125,487	6.40
Forfeited or expired	(16,670)	143.95
Outstanding — December 31, 2022	304,823	28.66	7.98	$-
Exercisable — December 31, 2022	148,482	$44.39	7.23	$-

During the years ended December 31, 2022 and 2021, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $5.41 and $33.00 for the years ended December 31, 2022 and 2021, respectively. The weighted-average assumptions used in determining fair value of the stock options for the years ended December 2022 and 2021, are as follows:

	Year ended December 31,
	2022	2021
Expected option life (years)	6.0	6.0
Risk-free interest rate	2.06%	0.64%
Expected volatility	113.25%	104.96%
Expected dividend yield	-%	-%

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

As of December 31, 2022, there was $1.6 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The following table presents total stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively:

	Year ended December 31,
	2022	2021
Research and development	$254	$217
General and administrative	860	941
Total stock-based compensation expense	$1,114	$1,158

11. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. As of December 31, 2022, the Company had aggregate commitments to pay approximately $5.2 million remaining on these contracts, of which the Company expects to be reimbursed $2.5 million. Of the gross amount of $5.2 million in commitments, $4.2 million is expected to be incurred over the next 12 months. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

12. Leases

Current Corporate Headquarters

The Company has limited leasing activities as a lessee and are primarily related to its corporate headquarters located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The lease is for approximately 22,000 square feet of office and lab space under a lease with 99 Hayden LLC which was subsequently amended on April 30, 2020, October 6, 2021 and March 7, 2023, and will expire on August 31, 2023. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The Company also leases small office equipment which is primarily short-term or immaterial in nature. Therefore, no right-of-use assets and lease liabilities are recognized for these leases.

The components of lease expense for the Company for the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Lease cost
Fixed lease cost	$1,430	$1,135
Variable lease cost	695	417
Total lease cost	$2,125	$1,552
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,478	$1,194
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$1,671
Weighted-average remaining lease term — operating leases	0.5 years
Weighted-average discount rate — operating leases	2.97%	2.97%

Maturities of lease liabilities due under these lease agreements as of December 31, 2022 are as follows:

Operating Leases
Maturity of lease liabilities
2023 (half year)	$862
Total lease payments	862
Less: interest	(5)
Total lease liabilities	$857

Reported as of December 31, 2022
Lease liabilities — short term	$857
Lease liabilities — long term	-
$857

On March 7, 2023, the Company executed an amendment to its lease agreement with 99 Hayden LLC. The amendment provides for base rent of $180 thousand per month from July 2023 to August 2023 and will expire on August 31, 2023.

Future Corporate Headquarters

On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprises approximately 20,000 square feet of office and lab space and is expected to commence in July 2023, following completion of construction to prepare the premises for the Company’s intended use. Based on the Company’s current plans, management anticipates the improvements will be funded by (i) the landlord through a tenant allowance of $3.9 million, (ii) a landlord-funded advance on tenant improvements of $0.5 million which will be repaid over the lease term, and (iii) approximately $3.0 million by the Company to be paid during the construction period. The lease provides for base rent of $101 thousand per month, which will increase 3% each year over the ten-year noncancellable term. The Company has the option to extend the lease for one additional five-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

As of December 31, 2022, the lease was not recorded on the consolidated balance sheet as the facility is under construction and no payments relating to landlord-owned leasehold improvements have been made by the Company. When payments are made by the Company relating to landlord-owned leasehold improvements, they will be recorded to prepaid rent as a component of other long-term assets. On the lease commencement date, the Company plans to reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the consolidated financial statements is as follows:

	2022	2021
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	5.0%
Research and development credits	4.9%	1.8%
Expiration of stock options	(2.5)%	(0.3)%
Write-down of goodwill assets	-%	(3.7)%
Permanent differences	0.9%	(0.3)%
Limitations on credits and net operating losses	(0.8)%	(16.3)%
Change in valuation allowance	(29.5)%	(7.2)%
	-	-

The significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$11,557	$10,836
Capitalized research and development expenses	4,460	-
Research and development credit carryforwards	698	12
Capitalized start-up expenses	293	432
Stock-based compensation	860	815
Lease liability	234	625
Other	2,206	2,415
Total deferred tax assets	20,308	15,135
Deferred tax liabilities:
Right-of-use-asset	(194)	(572)
Total deferred tax liabilities	(194)	(572)
Valuation allowance	(20,114)	(14,563)
Net deferred tax liabilities	$-	$-

Subject to the limitations described below, as of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $53.2 million available to reduce future taxable income, of which $3.8 million is subject to expiration between 2026 and 2037 and $49.4 million may be carried forward indefinitely. As of December 31, 2022, the Company had state net operating loss carryforwards of approximately $6.0 million, which is subject to expiration between 2030 and 2042. The Company also had research and development credits of approximately $0.7 million as of December 31, 2022 to offset future federal and state income taxes, which is subject to expiration at various times through 2042.

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

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2022 and 2021. The valuation allowance increased by $5.6 million during the year ended December 31, 2022, primarily due to the capitalization of research and development expenses and increase in loss carryforwards by the Company.

As part of the Tax Cuts and Jobs Act that was enacted in December of 2017, taxpayers are required to capitalize research and development expenses and amortize them over five years if the expense is incurred in the US and over fifteen years if incurred in a foreign jurisdiction. The effective date for that provision is for tax years beginning on or after January 1, 2022. The new capitalization requirement increased deferred tax assets related to research and development expenses and decreased taxable loss in the current year, both of which were offset by a full valuation allowance.

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

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is utilized. The Company’s returns remain subject to federal and state audits for the years 2019 through 2022. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The Company anticipates that the amount of unrecognized tax benefits will not materially change in the next twelve months.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2021	$0
Additions for current year tax positions	130
Reductions for prior year tax positions	(130)
Balance — December 31, 2021	-
Additions for current year tax positions	229
Balance — December 31, 2022	$229

The Company’s total uncertain tax positions increased during the year ended December 31, 2022 as a result of a reserve established on federal and state research and development credits generated in the current year. None of the uncertain tax positions that, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Year ended December 31,
	2022	2021
Options to purchase common stock	304,823	196,004
Preferred stock convertible into common stock	-	152,500
Warrants to purchase common stock	1,284,803	1,539,745
	1,589,626	1,888,249

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2022 through the date the consolidated financial statements were issued, to ensure that the consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2022, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the financial statements.

