Form 10-Q
period 2023-03-31
Pulmatrix, Inc.
filed 2023-05-12
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,753	$35,628
Restricted cash	153	153
Accounts receivable	740	1,298
Prepaid expenses and other current assets	1,154	1,068
Total current assets	32,800	38,147
Property and equipment, net	203	235
Operating lease right-of-use asset	685	710
Long-term restricted cash	1,472	1,472
Other long-term assets	899	389
Total assets	$36,059	$40,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$578	$1,188
Accrued expenses and other current liabilities	1,662	1,638
Operating lease liability	779	857
Deferred revenue	1,713	1,339
Total current liabilities	4,732	5,022
Deferred revenue, net of current portion	4,317	4,822
Total liabilities	9,049	9,844
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 and 3,639,185 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	304,934	304,585
Accumulated deficit	(277,924)	(273,476)
Total stockholders’ equity	27,010	31,109
Total liabilities and stockholders’ equity	$36,059	$40,953

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,499	$1,160

Operating expenses:
Research and development	3,874	4,149
General and administrative	2,210	1,974
Total operating expenses	6,084	6,123
Loss from operations	(4,585)	(4,963)
Other income (expense):
Interest income	222	1
Other expense, net	(85)	(11)
Total other income (expense), net	137	(10)
Net loss	$(4,448)	$(4,973)
Net loss per share attributable to common stockholders - basic and diluted	$(1.22)	$(1.51)
Weighted average common shares outstanding - basic and diluted	3,650,769	3,297,280

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	296	-	296
Net loss	-	-	-	-	-	(4,448)	(4,448)
Balance — March 31, 2023	-	$-	3,652,285	$-	$304,934	$(277,924)	$27,010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(915)	(541)	76,250	-	541	-	-
Adjustment due to reverse stock split	-	-	12,635	-	-	-	-
Stock-based compensation	-	-	-	-	281	-	281
Net loss	-	-	-	-	-	(4,973)	(4,973)
Balance — March 31, 2022	915	$540	3,310,922	$-	$301,830	$(259,613)	$42,757

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,448)	$(4,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	35
Amortization of operating lease right-of-use asset	369	342
Stock-based compensation	296	281
Changes in operating assets and liabilities:
Accounts receivable	558	(1,046)
Prepaid expenses and other current assets	(86)	(1,090)
Other long-term assets	(510)	-
Accounts payable	(610)	517
Accrued expenses and other current liabilities	24	(166)
Operating lease liability	(422)	(292)
Deferred revenue	(131)	248
Net cash used in operating activities	(4,928)	(6,144)
Cash flows from investing activities:
Purchases of property and equipment	-	(10)
Net cash used in investing activities	-	(10)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	53	-
Proceeds from the issuance of preferred stock and common stock warrants, net of issuance costs	-	(152)
Net cash provided by (used in) financing activities	53	(152)
Net decrease in cash, cash equivalents and restricted cash	(4,875)	(6,306)
Cash, cash equivalents and restricted cash — beginning of period	37,253	55,465
Cash, cash equivalents and restricted cash — end of period	$32,378	$49,159

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$30,753	$47,534
Restricted cash	153	-
Long-term restricted cash	1,472	1,625
Total cash, cash equivalents and restricted cash	$32,378	$49,159

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$344	$-
Conversion of preferred stock to common stock	$-	$541
Fixed asset purchases in accounts payable	$-	$33

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a clinical-stage biopharmaceutical company focused on the development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™ (inhaled Small Particles Easily Respirable and Emitted), is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE™-based therapeutic candidates targeted at prevention and treatment of a range of respiratory and other diseases with significant unmet medical needs.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “Annual Report”).

The financial information as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements include, but are not limited to, estimates of future expected costs in order to derive and recognize revenue, estimates related to clinical trial accruals and upfront deposits, incremental borrowing rate, and accounting for income taxes and the related valuation allowance.

Concentrations of Credit Risk

Cash is a financial instrument that potentially subjects the Company to concentrations of credit risk. For all periods presented, substantially all of the Company’s cash was deposited in accounts at a single financial institution that management believes is creditworthy, and the Company has not incurred any losses to date. The Company is exposed to credit risk in the event of default by this financial institution for amounts in excess of the Federal Deposit Insurance Corporation insured limits.

For the three months ended March 31, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2022, revenue from one customer accounted for approximately 99% of revenue recognized in the accompanying condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, one customer accounted for 100% of accounts receivable.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the three months ended March 31, 2023, the Company did not make any changes to its significant accounting policies, except as described below with respect to recent accounting pronouncements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2023 that had a material effect on its condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has been subsequently amended. The provisions of ASU 2016-13 modify the impairment model for financial instruments to utilize an expected loss methodology in place of the currently used incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted the standard as of January 1, 2023. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

As of March 31, 2023, there are no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

As of March 31, 2023 and December 31, 2022, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis. During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Clinical and consulting	$579	$517
Insurance	157	286
Software and hosting costs	124	99
Other	294	166
Total prepaid expenses and other current assets	$1,154	$1,068

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Laboratory equipment	$1,827	$1,827
Leasehold improvements	664	664
Computer equipment	275	275
Office furniture and equipment	217	217
	2,983	2,983
Less accumulated depreciation and amortization	(2,780)	(2,748)
Property and equipment, net	$203	$235

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $32 and $35, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Clinical and consulting	$523	$475
Wages and incentives	460	1,130
Legal and patents	457	-
Other	222	33
Total accrued expenses and other current liabilities	$1,662	$1,638

7. Significant Agreements

Development and Commercialization Agreement with Cipla Technologies LLC (“Cipla”)

On April 15, 2019, the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla for the co-development and commercialization, on a worldwide exclusive basis, of PUR1900, the Company’s inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma. The Company entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Amendment”), and all references to the Cipla Agreement herein refer to the Cipla Agreement, as amended.

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

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers summary of key efficacy and safety data to include FEV1, IgE, ACQ-6, number of subjects withdrawn, any severe adverse events related to the medication and an overall summary table of adverse events (“Topline Results”) to the joint steering committee (“JSC”)	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act	To be proposed by JSC

Accounting Treatment

The Company concluded that because both it and Cipla are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, the Company’s collaboration with Cipla is within the scope of Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements (“ASC 808”). The Company concluded that Cipla is a customer since they contracted with the Company to obtain research and development services and a license to the Assigned Assets, each of which is an output of the Company’s ordinary activities, in exchange for consideration. Therefore, the Company has applied the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”) to account for the research and development services and a license within the contract. The Company determined that the research and development services and license to the Assigned Assets are considered highly interdependent and highly interrelated and therefore are considered a single combined performance obligation because Cipla cannot benefit from the license without the performance by the Company of the research and development services. Such research and development services are highly specialized and proprietary to the Company and therefore not available to Cipla from any other third party.

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

During the three months ended March 31, 2023 and 2022, the Company recognized $1.5 million and $1.2 million in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations, respectively. Of the revenue recognized during the three months ended March 31, 2023, $0.2 million was included in deferred revenue at the beginning of the period. As of March 31, 2023, the aggregate transaction price related to the Company’s unsatisfied obligations was $6.0 million and was recorded in deferred revenue, $1.7 million of which was current.

8. Common Stock

In May 2021, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as the Company’s sales agent with respect to the issuance and sale of up to $20.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Capital Market (“Nasdaq”). If expressly authorized by the Company, HCW may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During the three months ended March 31, 2023, the Company sold 13,100 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

9. Warrants

There were no warrants issued, exercised or expired during the three months ended March 31, 2023. Warrants to purchase up to 123,310 shares of common stock at $149.99 per share expired subsequent to March 31, 2023 but before the date these condensed consolidated financial statements were issued. The following represents a summary of the warrants outstanding and exercisable at March 31, 2023, all of which are equity-classified:

	Adjusted		Number of Shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	$35.99	July 14, 2025	334,800	334,800
April 8, 2019	$26.99	April 8, 2024	65,907	65,907
April 8, 2019	$33.74	April 3, 2024	39,871	39,871
February 12, 2019	$36.62	February 7, 2024	5,548	5,548
February 12, 2019	$26.79	August 12, 2024	66,675	66,675
February 4, 2019	$42.49	January 30, 2024	1,732	1,732
January 31, 2019	$42.49	January 26, 2024	511	511
December 3, 2018	$77.99	June 3, 2024	46,876	46,876
April 3, 2018	$149.99	April 3, 2023	117,559	117,559
April 4, 2018	$149.99	April 4, 2023	5,751	5,751
June 15, 2015	$1,509.99	Five years after milestone achievement	15,955	-
			1,284,803	1,268,848

10. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of March 31, 2023, the Incentive Plan provided for the grant of up to 636,322 shares of the Company’s common stock, of which 213,569 shares remained available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of March 31, 2023, the two legacy plans have a total of 33 options outstanding, all of which are fully vested and for which common stock will be issued upon exercise.

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2023	304,823	$28.66	7.98	$-
Granted	117,912	$3.99
Forfeited or expired	(3,787)	$19.04
Outstanding — March 31, 2023	418,948	$21.80	8.32	$-
Exercisable — March 31, 2023	175,061	$39.69	7.21	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. During the three months ended March 31, 2023 and 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $3.27 per share. The weighted-average assumptions used in determining fair value of the stock options for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Expected option life (years)	6.0	6.0
Risk-free interest rate	3.53%	1.69%
Expected volatility	104.30%	113.62%
Expected dividend yield	-%	-%

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

As of March 31, 2023, there was $1.7 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

The following table presents total stock-based compensation expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and development	$72	$63
General and administrative	224	218
Total stock-based compensation expense	$296	$281

11. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. As of March 31, 2023, the Company had aggregate commitments to pay approximately $5.2 million remaining on these contracts, of which the Company expects to be reimbursed $2.5 million under the Cipla Agreement. Of the gross amount of $5.2 million in commitments, $4.4 million is expected to be incurred over the next 12 months. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

The components of lease expense for the Company for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Lease cost
Fixed lease cost	$378	$357
Variable lease cost	113	204
Total lease cost	$491	$561
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$431	$308
Weighted-average remaining lease term — operating leases	0.4 years
Weighted-average discount rate — operating leases	8.40%

Maturities of lease liabilities due under these lease agreements as of March 31, 2023 are as follows:

Operating Leases
Maturity of lease liabilities
2023 (five months)	$791
Total lease payments	791
Less: interest	(12)
Total lease liabilities	$779

Reported as of March 31, 2023
Lease liabilities — short term	$779
Lease liabilities — long term	-
$779

Future Corporate Headquarters

On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprises approximately 20,000 square feet of office and lab space and is expected to commence in July 2023, following completion of construction to prepare the premises for the Company’s intended use. Based on the Company’s current plans, management anticipates the improvements will be funded by (i) the landlord through a tenant allowance of $3.9 million, (ii) a landlord-funded advance on tenant improvements of $0.5 million which will be repaid over the lease term, and (iii) approximately $3.0 million by the Company to be paid during the construction period. The lease provides for base rent of $0.1 million per month, which will increase 3% each year over the ten-year noncancellable term. The Company has the option to extend the lease for one additional five-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

As of March 31, 2023, the lease liability and right-of-use asset were not recorded on the consolidated balance sheets as the facility is under construction and the lease commencement date has not yet been reached. The Company has made $0.5 million in payments relating to landlord-owned leasehold improvements during the three months ended March 31, 2023, which the Company has classified as prepaid rent, a component of other long-term assets on the consolidated balance sheets. On the lease commencement date, the Company plans to reclassify the prepayments to the right-of-use asset, thereby increasing its initial value, but the prepayments will not be included in the measurement of the lease liability. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three months ended March 31, 2023 and 2022.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of March 31, 2023 and December 31, 2022.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of March 31, 2023 and December 31, 2022.

14. Net Loss Per Share

Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The participating securities consist of the Company’s Series A Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the Series A Preferred Stock and diluted net loss per share is the same as basic net loss per share because common stock equivalents are excluded as their inclusion would be antidilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	418,948	288,038
Preferred stock convertible into common stock	-	76,250
Warrants to purchase common stock	1,284,803	1,539,745
	1,703,751	1,904,033

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2023 through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the coronavirus (“COVID-19”) pandemic and its continuing effects on the global economy and on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with Nasdaq’s listing standards;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

For a more detailed discussion of these and other risks that may affect our business and that could cause our actual results to differ from those projected in these forward-looking statements, see the risk factors and uncertainties described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, except as required by law.

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

Overview

Business

We are a clinical-stage biopharmaceutical company focused on the development of novel inhaled therapeutic products intended to prevent and treat respiratory and other diseases with significant unmet medical needs using our patented iSPERSE™ technology. Our proprietary product pipeline includes treatments for serious lung diseases, such as allergic bronchopulmonary aspergillosis (“ABPA”) and Chronic Obstructive Pulmonary Disease (“COPD”), and central nervous system (“CNS”) disorders such as acute migraine. Our product candidates are based on our proprietary engineered dry powder delivery platform, iSPERSE™, which seeks to improve therapeutic delivery to the lungs by optimizing pharmacokinetics and reducing systemic side effects to improve patient outcomes.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	Complete PUR1900 Phase 2b clinical trial focused on the development of an inhaled antifungal therapy to prevent and treat allergic/hypersensitivity response to fungus in the lungs of patients with asthma and CF.

We will continue to direct resources to advance the research and development of PUR1900 for ABPA in patients with asthma and CF. In 2018, we completed a Phase 1 study of PUR1900 in normal healthy volunteers and asthma patients. In January 2021, we conducted a Type C meeting with the U.S Food and Drug Administration (“FDA”) to discuss our plans for a Phase 2b study. Utilizing the FDA feedback, we advanced PUR1900 into a new Phase 2b efficacy study that includes a sixteen-week dosing regimen with potential registration efficacy endpoints. The current Phase 2b study began dosing patients in the first quarter of 2023. The PUR1900 Phase 2b study is anticipated to deliver topline data in mid-2024.

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine. The Company plans to submit an Investigational New Drug Application (“IND”) in mid-2023, positioning PUR3100 as Phase 2-ready in potential financing or partnership discussions.

We developed PUR3100, an iSPERSE™ formulation of DHE in 2020. We completed good laboratory practice (“GLP”) toxicology studies in 2021 and 2022. On September 26, 2022, we announced the completion of patient dosing in a Phase 1 trial evaluating PUR3100, a novel pulmonary inhaled formulation for the treatment of acute migraine. On January 4, 2023, we announced PUR3100 was safe and all doses had fewer GI side effects compared to intravenous (“IV”) DHE. PUR3100 demonstrated a five-minute Tmax and Cmax within the targeted therapeutic range for all three doses tested. The Phase 1 study design was a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects.

Based on the rapid systemic exposure in the therapeutic range and the improved side effect profile relative to IV dosing, we believe the PUR3100 formulation of DHE is highly differentiated from other DHE products already approved or in development. We believe PUR3100 can be immediately and conveniently self-administered and has a pharmacokinetic profile that may potentially advance the treatment of patients with acute migraine.

●	Continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD. The Company plans to pursue an appropriate partner as a path forward to advance PUR1800 into a Phase 2 clinical trial.

We completed preclinical safety studies for our lead iSPERSE™ formulation in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate-severe COPD patients. We completed a Phase 1b safety, tolerability, and pharmacokinetics clinical study of PUR1800 for subjects with stable moderate-severe COPD and received topline data from the Phase 1b clinical study in the first quarter of 2022. We analyzed data from the completed Phase 1b clinical study of PUR1800 for AECOPD and presented study results at the American Academy of Allergy, Asthma & Immunology (AAAAI) conference in the first quarter of 2023. We completed all data analysis to inform a study design for a potential Phase 2 efficacy and safety study, treating subjects with AECOPD.

●	Capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases with significant unmet medical needs.

To add additional inhaled therapeutics to our development pipeline and facilitate additional collaborations, we are leveraging our iSPERSE™ technology and our management’s expertise in inhaled therapeutics and particle engineering to identify potential product candidates. These potential product candidates are potentially safer and more effective than the current standard of care for prevention and treatment of diseases with significant unmet medical needs.

●	Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of March 31, 2023, our patent portfolio related to iSPERSE™ included approximately 139 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 48 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 25 additional pending patent applications in the US and other jurisdictions. On March 1, 2022, we filed a Patent Cooperation Treaty application that discloses and claims certain formulations and methods of use relevant to our PUR3100 program.

●	Seek partnerships and license agreements to support the product development and commercialization of PUR3100 and PUR1800.

In order to advance our clinical programs, we may seek partners or licensees in areas of pharmaceutical and clinical development.

Therapeutic Candidates

PUR1900

On April 15, 2019, we entered into the Cipla Agreement with Cipla for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of PUR1900, our inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug, itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into the Amendment to the Cipla Agreement on November 8, 2021, and all references to the Cipla Agreement herein refer to the Agreement, as amended.

The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms. In the event of circumstances affecting the continuity of development of the Product in line with the Cipla Agreement or certain development milestones are not achieved within a specified timeframe discussed in greater detail below, the JSC will evaluate the cause and effect and make a recommendation as to the most optimal option available to Cipla and us. In such events, the parties are not obligated to follow the recommendation of the JSC and, a Terminating Party may elect to terminate its obligation to fund additional costs and expenses for the development and/or commercialization of the Product. If the non-Terminating Party wishes to continue the development of the Product, it will have the right to purchase the rights of the Terminating Party in the Product at its fair market value. If both Cipla and we abandon the development program, Cipla and we shall make commercially reasonable efforts to monetize the Product and development program in connection with the Pulmonary Indications. Cipla and we will equally share the proceeds.

We and Cipla will each be responsible for 60% and 40%, respectively, of our Direct Costs, in addition to which, Cipla will reimburse us an amount equal to 10% of aggregate Direct Costs upon the achievement of the development milestones set forth in the table below, potentially bringing the sharing of Direct Costs to a 50/50 basis. We will continue to share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

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

Following termination of the initial Phase 2 clinical study, we conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The current Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned current Phase 2b clinical study, was approved on November 8, 2021. On February 6, 2023, we announced the first patient dosed in the Phase 2b study and the study is currently on track with topline data anticipated in mid-2024.

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

Phase 2b Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 2b clinical study are dosed	June 30, 2023

Company delivers Topline Results to the JSC	June 30, 2024

Phase 3 Development Plan – Development Milestones

Development Milestone	Milestone Date

25% of patients enrolled in Phase 3 clinical study dosed	To be proposed by JSC

Company delivers Topline Results to the JSC	To be proposed by JSC

The Prescription Drug User Fee Act	To be proposed by JSC

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

A total of three 14-day GLP toxicology studies have been completed with PUR3100 to support single dose clinical studies. Preparations are underway for chronic toxicology to support long-term dosing and an eventual new drug application (“NDA”).

We have completed several interactions with the FDA, and they have confirmed that, in addition to the planned Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before an NDA is submitted.

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

In contrast to IV DHE, no vomiting was observed in any of the PUR3100 dose groups. Oral inhalation of PUR3100 achieved peak exposures in the targeted therapeutic range at all doses and the Tmax occurred at five minutes after dosing.

Based on the rapid systemic exposure in the therapeutic range and the improved side effect profile relative to IV dosing, we believe the PUR3100 formulation of DHE is highly differentiated from other DHE products already approved or in development. We believe PUR3100 can be immediately and conveniently self-administered and has a pharmacokinetic profile that may potentially advance the treatment of patients with acute migraine.

We plan to submit an IND in mid-2023 in order to conduct a randomized placebo-controlled Phase 2 clinical study in patients with migraine to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study. We anticipate that this Phase 2 clinical study will initiate once financing or partnership arrangements have been made.

PUR1800

We completed the Phase 1b safety, tolerability, and pharmacokinetics clinical study of PUR1800 for patients with stable moderate-severe COPD. Topline data was delivered in the first quarter of 2022.

The clinical study, performed at the Medicines Evaluation Unit in Manchester, UK, was a randomized, three-way crossover double-blind study with 14 days of daily dosing which included placebo and one of two doses of PUR1800, and included a 28-day follow up period after each treatment period. A total of 18 adults with stable chronic obstructive pulmonary disease COPD were enrolled. Safety and tolerability as well as systemic PK were evaluated.

PUR1800 was well tolerated and there were no observed safety signals. The PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The topline data, along with the results from chronic toxicology studies, was delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma & Immunology (AAAAI) conference in the first quarter of 2023 and support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory disease. We completed all data analysis to inform a study design for a potential Phase 2 efficacy and safety study, treating subjects with AECOPD. We plan to pursue an appropriate partner as a path forward to advance PUR1800 into a Phase 2 clinical trial.

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

Financial Overview

Revenues

To date, we have not generated any product sales. The revenue for the three months ended March 31, 2023 and 2022 was primarily generated by the collaboration and license agreement with Cipla on our PUR1900 program.

For more discussion on the collaboration or licensing agreements, please see Note 7, Significant Agreements, of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline and other potential development programs. To move these programs forward along our development timelines, a large portion (approximately 82%) of our staff are research and development employees. In addition, we maintain an approximately 22,000 square foot office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our development efforts. As we identify opportunities for iSPERSE™ in additional indications, we anticipate additional head count, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Critical Accounting Policies, Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our most critical estimates and judgments, including those related to revenue recognition and the accrual and recognition of research and development expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no changes to our critical accounting policies during the three months ended March 31, 2023, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenues	$1,499	$1,160	$339

Operating expenses:
Research and development	3,874	4,149	(275)
General and administrative	2,210	1,974	236
Total operating expenses	6,084	6,123	(39)
Loss from operations	(4,585)	(4,963)	378
Other income (expense):
Interest income	222	1	221
Other expense, net	(85)	(11)	(74)
Net loss	$(4,448)	$(4,973)	$525

Revenues — Revenues were $1.5 million for the three months ended March 31, 2023, as compared to $1.2 million for the three months ended March 31, 2022, an increase of $0.3 million. The increase is related to revenues under the Cipla Agreement during the period.

Research and development expenses — Research and development expenses were $3.9 million for the three months ended March 31, 2023, as compared to $4.1 million for the three months ended March 31, 2022, a decrease of approximately $0.3 million. The decrease was primarily due to decreased spend of $0.6 million in costs related to our PUR3100 program and $0.3 million in costs related to our PUR1800 program, partially offset by increased spend of $0.6 million in costs related to our PUR1900 program.

General and administrative expenses — General and administrative expenses were $2.2 million for the three months ended March 31, 2023, as compared to $2.0 million for the three months ended March 31, 2022, an increase of $0.2 million. The increase was primarily due to an increase in incurred legal and professional services costs.

Liquidity and Capital Resources

Through March 31, 2023, we incurred an accumulated deficit of $277.9 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of March 31, 2023 was $30.8 million.

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

We expect that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q and into the fourth quarter of 2024. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,928)	$(6,144)
Net cash used in investing activities	-	(10)
Net cash provided by (used in) financing activities	53	(152)
Net decrease in cash, cash equivalents, and restricted cash	$(4,875)	$(6,306)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $4.9 million, which was primarily the result of a net loss of $4.4 million and $1.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.7 million of net non-cash adjustments.

Net cash used in operating activities for the three months ended March 31, 2022 was $6.1 million, which was primarily the result of a net loss of $5.0 million and $1.8 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.7 million of net non-cash adjustments.

Net cash used in investing activities

No cash was used or provided by investing activities for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2022 was due to purchases of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs. Net cash used in financing activities for the three months ended March 31, 2022 resulted from the payment of preferred stock issuance costs from a registered direct offering in December 2021.

Financings

In May 2021, we entered into the Sales Agreement with HCW to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an ATM Offering. Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. During the three months ended March 31, 2023, we sold 13,100 shares of common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See “Index to Exhibits” following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: May 12, 2023	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

