Form 10-Q
period 2023-06-30
Pulmatrix, Inc.
filed 2023-08-10
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-36199

PULMATRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1821392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Crosby Drive, Suite 100 Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 357-2333

Registrant’s telephone number, including area code

99 Hayden Avenue, Suite 390

Lexington, MA 02421

Former name, former address and former fiscal year, if changed since last report

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

As of August 7, 2023, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,791	$35,628
Restricted cash	153	153
Accounts receivable	418	1,298
Prepaid expenses and other current assets	1,019	1,068
Total current assets	27,381	38,147
Property and equipment, net	279	235
Operating lease right-of-use asset	277	710
Long-term restricted cash	1,472	1,472
Other long-term assets	1,984	389
Total assets	$31,393	$40,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$929	$1,188
Accrued expenses and other current liabilities	1,201	1,638
Operating lease liability	358	857
Deferred revenue	1,109	1,339
Total current liabilities	3,597	5,022
Deferred revenue, net of current portion	4,347	4,822
Total liabilities	7,944	9,844
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 and 3,639,185 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	305,189	304,585
Accumulated deficit	(281,740)	(273,476)
Total stockholders’ equity	23,449	31,109
Total liabilities and stockholders’ equity	$31,393	$40,953

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,844	$1,331	$3,343	$2,491

Operating expenses
Research and development	4,165	4,337	8,039	8,486
General and administrative	1,670	1,553	3,880	3,527
Total operating expenses	5,835	5,890	11,919	12,013
Loss from operations	(3,991)	(4,559)	(8,576)	(9,522)
Other income (expense)
Interest income	236	15	458	16
Other expense, net	(61)	(51)	(146)	(62)
Total other income (expense), net	175	(36)	312	(46)
Net loss	$(3,816)	$(4,595)	$(8,264)	$(9,568)
Net loss per share attributable to common stockholders – basic and diluted	$(1.04)	$(1.36)	$(2.26)	$(2.87)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,372,090	3,651,531	3,334,891

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	296	-	296
Net loss	-	-	-	-	-	(4,448)	(4,448)
Balance — March 31, 2023	-	$-	3,652,285	$-	$304,934	$(277,924)	$27,010
Stock-based compensation	-	-	-	-	255	-	255
Net loss	-	-	-	-	-	(3,816)	(3,816)
Balance — June 30, 2023	-	$-	3,652,285	$-	$305,189	$(281,740)	$23,449

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(915)	(541)	76,250	-	541	-	-
Adjustment due to reverse stock split	-	-	12,635	-	-	-	-
Stock-based compensation	-	-	-	-	281	-	281
Net loss	-	-	-	-	-	(4,973)	(4,973)
Balance — March 31, 2022	915	$540	3,310,922	$-	$301,830	$(259,613)	$42,757
Conversion of preferred stock to common stock	(915)	(540)	76,250	-	540	-	-
Stock-based compensation	-	-	-	-	277	-	277
Net loss	-	-	-	-	-	(4,595)	(4,595)
Balance — June 30, 2022	-	$-	3,387,172	$-	$302,647	$(264,208)	$38,439

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,264)	$(9,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	82
Amortization of operating lease right-of-use asset	777	686
Stock-based compensation	551	558
Changes in operating assets and liabilities:
Accounts receivable	880	(578)
Prepaid expenses and other current assets	49	(1,271)
Other long-term assets	(1,595)	(368)
Accounts payable	(309)	51
Accrued expenses and other current liabilities	(437)	377
Operating lease liability	(843)	(586)
Deferred revenue	(705)	(89)
Net cash used in operating activities	(9,832)	(10,706)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(77)
Net cash used in investing activities	(58)	(77)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	53	-
Preferred stock issuance costs	-	(152)
Net cash provided by (used in) financing activities	53	(152)
Net decrease in cash, cash equivalents and restricted cash	(9,837)	(10,935)
Cash, cash equivalents and restricted cash — beginning of period	37,253	55,465
Cash, cash equivalents and restricted cash — end of period	$27,416	$44,530

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$25,791	$42,905
Restricted cash	153	153
Long-term restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash	$27,416	$44,530

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$344	$-
Fixed asset purchases in accounts payable	$50	$-
Conversion of preferred stock to common stock	$-	$1,081

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

The financial information as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

For the three and six months ended June 30, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2022, revenue from one customer accounted for approximately 99% of revenue recognized in the accompanying condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, one customer accounted for 100% of accounts receivable.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the six months ended June 30, 2023, the Company did not make any changes to its significant accounting policies, except as described below with respect to recent accounting pronouncements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2023 that had a material effect on its condensed consolidated financial statements.

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

As of June 30, 2023, there are no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

As of June 30, 2023 and December 31, 2022, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis. During the six months ended June 30, 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Insurance	$496	$286
Clinical and consulting	132	517
Software and hosting costs	119	99
Other	272	166
Total prepaid expenses and other current assets	$1,019	$1,068

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Laboratory equipment	$1,835	$1,827
Leasehold improvements	664	664
Computer equipment	262	275
Office furniture and equipment	217	217
Capital in progress	100	-
	3,078	2,983
Less accumulated depreciation and amortization	(2,799)	(2,748)
Property and equipment, net	$279	$235

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $64 and $81, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Wages and incentives	$746	$1,130
Clinical and consulting	287	475
Legal and patents	74	-
Other	94	33
Total accrued expenses and other current liabilities	$1,201	$1,638

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

Pursuant to the Amendment, the Company and Cipla will each initially be responsible for 60% and 40%, respectively, of the Company’s overhead costs and the time spent by the Company’s employees and consultants on development of the Product (“Direct Costs”). Upon the achievement of each development milestone set forth in the table below, Cipla will reimburse the Company an amount equal to 10% of the cumulative aggregate Direct Costs incurred (each reimbursement referred to as a “Holdback Payment”), potentially bringing the sharing of Direct Costs to a 50/50 basis. If a development milestone is not achieved, the respective Holdback Payment will continue to aggregate and be reimbursed by Cipla to the Company if the Company achieves the subsequent development milestone for that trial set forth in the table below. The Company will share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

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

The first Phase 2b development milestone was not achieved by June 30, 2023, in part due to delays in regulatory approval in certain foreign jurisdictions. Accordingly, the associated cumulative aggregated Holdback Payment could be reimbursed by Cipla to the Company if the Company achieves the subsequent development milestone by June 30, 2024. However, the Company is currently forecasting that the summary of key efficacy and safety data will not be available until after June 30, 2024, therefore such subsequent milestone is not expected to be achieved. The PUR1900 Phase 2b study is anticipated to deliver topline data in the third quarter of 2024.

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

During the three and six months ended June 30, 2023, the Company recognized $1.8 million and $3.3 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. Of the revenue recognized during the three and six months ended June 30, 2023, $0.3 million and $0.5 million, respectively, was included in deferred revenue at the beginning of the period. As of June 30, 2023, the aggregate transaction price related to the Company’s unsatisfied obligations was $5.5 million and was recorded in deferred revenue, $1.1 million of which was current.

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

During the six months ended June 30, 2023, the Company sold 13,100 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

9. Warrants

There were no warrants issued or exercised during the six months ended June 30, 2023. Warrants to purchase up to 123,310 shares of common stock at $149.99 per share expired during the six months ended June 30, 2023. The following represents a summary of the warrants outstanding and exercisable at June 30, 2023, all of which are equity-classified:

	Adjusted		Number of Shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	$35.99	July 14, 2025	334,800	334,800
April 8, 2019	$26.99	April 8, 2024	65,907	65,907
April 8, 2019	$33.74	April 3, 2024	39,871	39,871
February 12, 2019	$36.62	February 7, 2024	5,548	5,548
February 12, 2019	$26.79	August 12, 2024	66,675	66,675
February 4, 2019	$42.49	January 30, 2024	1,732	1,732
January 31, 2019	$42.49	January 26, 2024	511	511
December 3, 2018	$77.99	June 3, 2024	46,876	46,876
June 15, 2015	$1,509.99	Five years after milestone achievement	15,955	-
			1,161,493	1,145,538

10. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of June 30, 2023, the Incentive Plan provided for the grant of up to 636,322 shares of the Company’s common stock, of which 239,262 shares remained available for future grant.

In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of June 30, 2023, the two legacy plans have a total of 32 options outstanding, all of which are fully vested and for which common stock will be issued upon exercise.

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2023	304,823	$28.66	7.98	$-
Granted	117,912	$3.99
Forfeited or expired	(29,481)	$8.90
Outstanding — June 30, 2023	393,254	$22.74	8.01	$-
Exercisable — June 30, 2023	196,203	$36.88	7.11	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. During the six months ended June 30, 2023 and 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $3.27 per share. The weighted-average assumptions used in determining fair value of the stock options for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Expected option life (years)	6.0	6.0
Risk-free interest rate	3.53%	1.74%
Expected volatility	104.30%	113.59%
Expected dividend yield	-%	-%

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

As of June 30, 2023, there was $1.3 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.1 years.

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$59	$64	$131	$126
General and administrative	196	213	420	432
Total stock-based compensation expense	$255	$277	$551	$558

11. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. As of June 30, 2023, the Company had aggregate commitments to pay approximately $4.8 million remaining on these contracts, of which the Company expects to be reimbursed $2.3 million under the Cipla Agreement. Of the gross amount of $4.8 million in commitments, $4.3 million is expected to be incurred over the next 12 months. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

12. Leases

Corporate Headquarters as of June 30, 2023

The Company has limited leasing activities as a lessee which are primarily related to its corporate headquarters. As of June 30, 2023, its corporate headquarters were located at 99 Hayden Avenue, Suite 390, Lexington, Massachusetts. The lease is for approximately 22,000 square feet of office and lab space under a lease with 99 Hayden LLC which was subsequently amended on April 30, 2020, October 6, 2021 and March 7, 2023, and will expire on August 31, 2023. The lease provides for base rent, and the Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The Company also leases small office equipment which is primarily short-term or immaterial in nature. Therefore, no right-of-use assets and lease liabilities are recognized for these leases.

The components of lease expense for the Company for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Fixed lease cost	$418	$357	$796	$715
Variable lease cost	168	146	281	350
Total lease cost	$586	$503	$1,077	$1,065
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$432	$308	$863	$615
Weighted-average remaining lease term — operating leases			0.2 years
Weighted-average discount rate — operating leases			8.40%

Maturities of lease liabilities due under these lease agreements as of June 30, 2023 are as follows:

Operating Leases
Maturity of lease liabilities
2023 (two months)	$359
Total lease payments	359
Less: interest	(1)
Total lease liabilities	$358

Reported as of June 30, 2023
Lease liabilities — short term	$358
Lease liabilities — long term	-
$358

New Corporate Headquarters

On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. As of June 30, 2023, the lease liability and right-of-use asset were not recorded on the consolidated balance sheets as the facility was under construction and the lease commencement date had not yet been reached. Lease commencement occurred in July 2023, following completion of construction to prepare the premises for the Company’s intended use.

The leased premises comprise approximately 20,000 square feet of office and lab space, and the lease provides for base rent of $0.1 million per month, expected to begin in the fourth quarter of 2023, which will increase 3% each year over the ten-year noncancellable term. The Company has the option to extend the lease for one additional five-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The improvements to prepare the leased premises for the Company’s intended use have been funded by (i) the landlord through a tenant allowance of $3.9 million, (ii) a landlord-funded advance on tenant improvements of $0.5 million which will be repaid over the lease term, and (iii) approximately $3.4 million by the Company to be paid during the construction period.

The Company has made $1.7 million in payments relating to landlord-owned leasehold improvements during the six months ended June 30, 2023, which the Company has classified as prepaid rent, a component of other long-term assets on the consolidated balance sheets. On the lease commencement date, the Company plans to reclassify the prepayments to the right-of-use asset, thereby increasing its initial value, but the prepayments will not be included in the measurement of the lease liability. The lease will be recorded as a component of the Company’s operating lease right-of-use asset and operating lease liabilities when the lease commencement date occurs.

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and six months ended June 30, 2023 and 2022.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of June 30, 2023 and December 31, 2022.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of June 30, 2023 and December 31, 2022.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	393,254	286,565
Warrants to purchase common stock	1,161,493	1,284,803
	1,554,747	1,571,368

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2023 through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the coronavirus (“COVID-19”) endemic and its continuing effects on the global economy and on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with Nasdaq’s listing standards;

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	Complete PUR1900 Phase 2b Study to Evaluate Itraconazole Administered as Inhaled Dry Powder in Adults With Asthma and Allergic Bronchopulmonary Aspergillosis (ABPA) (clinicaltrials.gov NCT05667662).

We will continue to direct resources to advance the research and development of PUR1900 for ABPA in patients with asthma and CF. In 2018, we completed a Phase 1 study of PUR1900 in normal healthy volunteers and asthma patients. In January 2021, we conducted a Type C meeting with the U.S Food and Drug Administration (“FDA”) to discuss our plans for a Phase 2b study. Utilizing the FDA feedback, we advanced PUR1900 into a new Phase 2b efficacy study that includes a sixteen-week dosing regimen with potential registration efficacy endpoints. The current Phase 2b study began dosing patients in the first quarter of 2023. The PUR1900 Phase 2b study is anticipated to deliver topline data in the third quarter of 2024.

In June 2023, “Evaluation of the Potential for Drug-Drug Interactions with Inhaled Itraconazole Using Physiologically Based Pharmacokinetic Modelling, Based on Phase 1 Clinical Data” was published in the American Association of Pharmaceutical Scientists (AAPS) Journal. This study demonstrates the lower risk of drug-drug interaction with inhaled itraconazole (PUR1900) than with oral itraconazole. Thus, if effective, PUR1900 may be able to be safely administered even in patients taking contraindicated drugs, hence potentially improving treatment for patients with ABPA and asthma.

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine. We submitted an Investigational New Drug Application (“IND”) in June 2023, positioning PUR3100 as Phase 2-ready for potential financing or partnership discussions.

We developed PUR3100, an iSPERSE™ formulation of DHE in 2020. We completed good laboratory practice (“GLP”) toxicology studies in 2021 and 2022. In 2022, we initiated a Phase 1 study designed as a double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with intravenous (“IV”) placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. On September 26, 2022, we announced that patient dosing was completed.

On January 4, 2023, we announced PUR3100 was safe and tolerated with fewer gastrointestinal side effects in all doses compared to IV DHE. PUR3100 showed a five-minute Tmax and Cmax within the targeted therapeutic range for all three doses tested. The Phase 1 study data were presented at the American Headache Society 65th Annual Meeting in June 2023.

Based on the rapid systemic exposure in the therapeutic range and the improved side effect profile relative to IV dosing, we believe the PUR3100 formulation of DHE may differentiate from approved DHE products or those in development. If effectiveness is demonstrated, PUR3100 may offer the convenience of being self-administered with a pharmacokinetic profile that may potentially provide rapid onset of action.

We submitted an IND to the FDA for PUR3100 in June 2023. The IND includes a Phase 2 clinical protocol where safety and preliminary efficacy of PUR3100 will be investigated in patients with acute migraine.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of June 30, 2023, our patent portfolio related to iSPERSE™ included approximately 140 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 49 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 25 additional pending patent applications in the US and other jurisdictions. On March 1, 2022, we filed a Patent Cooperation Treaty application that discloses and claims certain formulations and methods of use relevant to our PUR3100 program.

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

Pursuant to the Amendment, we and Cipla will each initially be responsible for 60% and 40%, respectively, of our Direct Costs. Upon the achievement of each development milestone set forth in the table below, Cipla will reimburse us an amount equal to 10% of the cumulative aggregate Direct Costs incurred (each reimbursement referred to as a “Holdback Payment”), potentially bringing the sharing of Direct Costs to a 50/50 basis. If a development milestone is not achieved, the respective Holdback Payment will continue to aggregate and be reimbursed by Cipla to us if we achieve the subsequent development milestone for that trial set forth in the table below. We will share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

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

In partnership with Cipla, we initiated a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA.” This clinical study was terminated in July 2020 due to the impact of the COVID-19 pandemic on patient enrollment and clinical study conduct at the time.

Following termination of the initial Phase 2 clinical study, we conducted a Type C meeting with the FDA on January 27, 2021, in order to discuss the program overall development plan and the current Phase 2b clinical study design. The current Phase 2b clinical study design includes a 16-week dosing regimen with an 8-week follow up and is intended to explore potential efficacy endpoints, whereas the terminated Phase 2 clinical study had comprised only a 4-week dosing regimen with safety and tolerability as its primary endpoint. The longer dosing regimen of the new Phase 2b clinical study is supported by the 6-month inhalation toxicology study in dogs completed in April 2020. The new development plan, including the planned current Phase 2b clinical study, was approved on November 8, 2021. On February 6, 2023, we announced the first patient dosed in the Phase 2b study.

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

The first Phase 2b development milestone was not achieved by June 30, 2023, in part due to delays in regulatory approval in certain foreign jurisdictions. Accordingly, the associated cumulative aggregated Holdback Payment could be reimbursed by Cipla to us if we achieve the subsequent development milestone by June 30, 2024. However, we are currently forecasting that the summary of key efficacy and safety data will not be available until after June 30, 2024, therefore such subsequent milestone is not expected to be achieved. The PUR1900 Phase 2b study is anticipated to deliver topline data in the third quarter of 2024.

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

On September 26, 2022, we announced the completion of patient dosing in a Phase 1 clinical study, performed in Australia, designed to assess not only safety, tolerability, and pharmacokinetics of PUR3100 in humans, but also provide preliminary comparative bioavailability data to support the use of the 505(b)(2) pathway for marketing authorization. The study design was a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects. On January 4, 2023, we announced topline results. PUR3100 was well-tolerated and there was a lower incidence of nausea in PUR3100 dose groups compared to IV DHE, and we presented the Phase 1 study data at the American Headache Society 65th Annual Meeting in June 2023.

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

We submitted an IND in June 2023 in order to conduct a randomized placebo-controlled Phase 2 clinical study in patients with migraine to assess the safety and effectiveness of two doses of PUR3100, in which the selection of the two doses has been informed by the initial Phase 1 clinical study. We anticipate that this Phase 2 clinical study will initiate once financing or partnership arrangements have been made.

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

Financial Overview

Revenues

To date, we have not generated any product sales. The revenue for the three and six months ended June 30, 2023 and 2022 was primarily generated by the collaboration and license agreement with Cipla on our PUR1900 program.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline and other potential development programs. To move these programs forward along our development timelines, a large portion (approximately 81%) of our staff are research and development employees. In addition, we maintain an office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our development efforts. As we identify opportunities for iSPERSE™ in additional indications, we anticipate additional headcount, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

There were no changes to our critical accounting policies during the six months ended June 30, 2023, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenues	$1,844	$1,331	$513

Operating expenses:
Research and development	4,165	4,337	(172)
General and administrative	1,670	1,553	117
Total operating expenses	5,835	5,890	(55)
Loss from operations	(3,991)	(4,559)	568
Other income (expense):
Interest income	236	15	221
Other expense, net	(61)	(51)	(10)
Net loss	$(3,816)	$(4,595)	$779

Revenues — Revenues were $1.8 million for the three months ended June 30, 2023, as compared to $1.3 million for the three months ended June 30, 2022, an increase of $0.5 million. The increase is related to revenues under the Cipla Agreement during the period.

Research and development expenses — Research and development expenses were $4.2 million for the three months ended June 30, 2023, as compared to $4.3 million for the three months ended June 30, 2022, a decrease of approximately $0.2 million. The decrease was primarily due to decreased spend of $0.8 million in costs related to our PUR3100 program and $0.1 million in costs related to our PUR1800 program, partially offset by increased spend of $0.5 million in costs related to our PUR1900 program and $0.2 million of employment and operating costs.

General and administrative expenses — General and administrative expenses were $1.7 million for the three months ended June 30, 2023, as compared to $1.6 million for the three months ended June 30, 2022, an increase of $0.1 million. The increase was primarily due to an increase in incurred professional services costs.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenues	$3,343	$2,491	$852

Operating expenses:
Research and development	8,039	8,486	(447)
General and administrative	3,880	3,527	353
Total operating expenses	11,919	12,013	(94)
Loss from operations	(8,576)	(9,522)
Other income (expense):
Interest income	458	16	442
Other expense, net	(146)	(62)	(84)
Net loss	$(8,264)	$(9,568)	$1,304

Revenues — Revenues were $3.3 million for the six months ended June 30, 2023, as compared to $2.5 million for the six months ended June 30, 2022, an increase of $0.9 million. The increase is related to revenues under the Cipla Agreement during the period.

Research and development expenses — Research and development expenses were $8.0 million for the six months ended June 30, 2023, as compared to $8.5 million for the six months ended June 30, 2022, a decrease of approximately $0.4 million. The decrease was primarily due to decreased spend of $1.4 million in costs related to our PUR3100 program and $0.4 million in costs related to our PUR1800 program, partially offset by increased spend of $1.1 million in costs related to our PUR1900 program and $0.3 million of employment and operating costs.

General and administrative expenses — General and administrative expenses were $3.9 million for the six months ended June 30, 2023, as compared to $3.5 million for the six months ended June 30, 2022, an increase of $0.4 million. The increase was primarily due to an increase in incurred legal and professional services costs.

Liquidity and Capital Resources

Through June 30, 2023, we incurred an accumulated deficit of $281.7 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of June 30, 2023 was $25.8 million.

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

We expect that our existing cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q and into the first quarter of 2025. Such projections do not include any contingent milestone payments but do include operational efficiencies and prioritization of spending implemented in the second quarter of 2023. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(9,832)	(10,706)
Net cash used in investing activities	(58)	(77)
Net cash provided by (used in) financing activities	53	(152)
Net decrease in cash, cash equivalents, and restricted cash	$(9,837)	(10,935)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $9.8 million, which was primarily the result of a net loss of $8.3 million and $3.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $1.4 million of net non-cash adjustments.

Net cash used in operating activities for the six months ended June 30, 2022 was $10.7 million, which was primarily the result of a net loss of $9.6 million and $2.4 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $1.3 million of net non-cash adjustments.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was due to purchases of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs. Net cash used in financing activities for the six months ended June 30, 2022 resulted from the payment of preferred stock issuance costs from a registered direct offering in December 2021.

Financings

In May 2021, we entered into the Sales Agreement with HCW to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an ATM Offering. Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. During the six months ended June 30, 2023, we sold 13,100 shares of common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

Known Trends, Events and Uncertainties

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. The COVID-19 endemic and its ongoing effects are expected to remain a serious endemic threat for an indefinite future period and may continue to create significant economic uncertainty and volatility in the credit and capital markets, supply chain issues, global shortages of supplies, materials and products, and contribute to rising global inflation. In addition, the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PULMATRIX, INC.

Date: August 10, 2023	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Peter Ludlum
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

