Form 10-Q
period 2023-09-30
Pulmatrix, Inc.
filed 2023-11-09
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,336	$35,628
Restricted cash	153	153
Accounts receivable	841	1,298
Prepaid expenses and other current assets	899	1,068
Total current assets	23,229	38,147
Property and equipment, net	1,166	235
Operating lease right-of-use asset	10,686	710
Long-term restricted cash	1,472	1,472
Other long-term assets	217	389
Total assets	$36,770	$40,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$707	$1,188
Accrued expenses and other current liabilities	2,535	1,638
Operating lease liability	199	857
Deferred revenue	988	1,339
Total current liabilities	4,429	5,022
Deferred revenue, net of current portion	4,038	4,822
Operating lease liability, net of current portion	8,422	-
Total liabilities	16,889	9,844
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 and 3,639,185 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	305,395	304,585
Accumulated deficit	(285,514)	(273,476)
Total stockholders’ equity	19,881	31,109
Total liabilities and stockholders’ equity	$36,770	$40,953

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$1,753	$1,872	$5,096	$4,363

Operating expenses
Research and development	3,963	5,287	12,002	13,773
General and administrative	1,729	1,685	5,609	5,212
Total operating expenses	5,692	6,972	17,611	18,985
Loss from operations	(3,939)	(5,100)	(12,515)	(14,622)
Other income (expense)
Interest income	217	102	675	118
Other expense, net	(52)	(54)	(198)	(116)
Total other income, net	165	48	477	2
Net loss	$(3,774)	$(5,052)	$(12,038)	$(14,620)
Net loss per share attributable to common stockholders – basic and diluted	$(1.03)	$(1.45)	$(3.30)	$(4.32)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,478,157	3,651,785	3,383,171

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	296	-	296
Net loss	-	-	-	-	-	(4,448)	(4,448)
Balance — March 31, 2023	-	$-	3,652,285	$-	$304,934	$(277,924)	$27,010
Stock-based compensation	-	-	-	-	255	-	255
Net loss	-	-	-	-	-	(3,816)	(3,816)
Balance — June 30, 2023	-	$-	3,652,285	$-	$305,189	$(281,740)	$23,449
Stock-based compensation	-	-	-	-	206	-	206
Net loss	-	-	-	-	-	(3,774)	(3,774)
Balance — September 30, 2023	-	$-	3,652,285	$-	$305,395	$(285,514)	$19,881

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(915)	(541)	76,250	-	541	-	-
Adjustment due to reverse stock split	-	-	12,635	-	-	-	-
Stock-based compensation	-	-	-	-	281	-	281
Net loss	-	-	-	-	-	(4,973)	(4,973)
Balance — March 31, 2022	915	$540	3,310,922	$-	$301,830	$(259,613)	$42,757
Conversion of preferred stock to common stock	(915)	(540)	76,250	-	540	-	-
Stock-based compensation	-	-	-	-	277	-	277
Net loss	-	-	-	-	-	(4,595)	(4,595)
Balance — June 30, 2022	-	$-	3,387,172	$-	$302,647	$(264,208)	$38,439
Issuance of common stock, net of issuance costs	-	-	252,013	-	1,382	-	1,382
Stock-based compensation	-	-	-	-	277	-	277
Net loss	-	-	-	-	-	(5,052)	(5,052)
Balance — September 30, 2022	-	$-	3,639,185	$-	$304,306	$(269,260)	$35,046

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,038)	$(14,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	123
Amortization of operating lease right-of-use asset	1,171	1,033
Stock-based compensation	757	835
Loss on disposal of property and equipment	8	-
Changes in operating assets and liabilities:
Accounts receivable	457	(409)
Prepaid expenses and other current assets	169	(1,042)
Other long-term assets	172	(428)
Accounts payable	(481)	478
Accrued expenses and other current liabilities	233	1,515
Operating lease liability	(3,383)	(1,007)
Deferred revenue	(1,135)	(788)
Net cash used in operating activities	(13,974)	(14,310)
Cash flows from investing activities:
Purchases of property and equipment	(371)	(77)
Net cash used in investing activities	(371)	(77)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	53	1,382
Preferred stock issuance costs	-	(152)
Net cash provided by financing activities	53	1,230
Net decrease in cash, cash equivalents and restricted cash	(14,292)	(13,157)
Cash, cash equivalents and restricted cash — beginning of period	37,253	55,465
Cash, cash equivalents and restricted cash — end of period	$22,961	$42,308

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$21,336	$40,683
Restricted cash	153	153
Long-term restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash	$22,961	$42,308

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$9,323	$-
Purchases of property and equipment not yet paid	$664	$-
Conversion of preferred stock to common stock	$-	$1,081

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

The financial information as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

For the three and nine months ended September 30, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2022, revenue from one customer accounted for approximately 99% of revenue recognized in the accompanying condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, one customer accounted for 100% of accounts receivable.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the nine months ended September 30, 2023, the Company did not make any changes to its significant accounting policies, except as described below with respect to recent accounting pronouncements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2023 that had a material effect on its condensed consolidated financial statements.

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

As of September 30, 2023, there are no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Instruments

As of September 30, 2023 and December 31, 2022, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis. During the nine months ended September 30, 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Insurance	$361	$286
Software and hosting costs	83	99
Clinical and consulting	50	517
Other	405	166
Total prepaid expenses and other current assets	$899	$1,068

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Laboratory equipment	$1,639	$1,827
Capital in progress	600	-
Office furniture and equipment	387	217
Computer equipment	237	275
Leasehold improvements	-	664
	2,863	2,983
Less accumulated depreciation and amortization	(1,697)	(2,748)
Property and equipment, net	$1,166	$235

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $96 and $123, respectively. During the nine months ended September 30, 2023 and 2022, the Company disposed of certain property and equipment primarily in connection with moving to its new office, resulting in a loss on disposal of $8.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Wages and incentives	$904	$1,130
Clinical and consulting	704	475
Accrued purchases of property and equipment	664	-
Legal and patents	49	-
Other	214	33
Total accrued expenses and other current liabilities	$2,535	$1,638

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

As of November 6, 2023, the Company has dosed 25% of patients by the date of this report but this first Phase 2b development milestone was not achieved by June 30, 2023. Delayed regulatory approval in certain foreign jurisdictions and slower than expected enrollment contributed to missing this milestone. The associated cumulative aggregated Holdback Payment (as defined herein) could still have been reimbursed by Cipla to the Company if the Company achieved the subsequent development milestone of delivering topline data by June 30, 2024. However, as the Company is currently anticipating topline results in the second half of 2024, after the related June 30, 2024 milestone date has passed, the Company currently expects that it will therefore not be reimbursed the aggregated Holdback Payment. All such previously referred to regulatory approvals in this paragraph have since been obtained and enrollment is ongoing.

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

During the three and nine months ended September 30, 2023, the Company recognized $1.8 million and $5.1 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. Of the revenue recognized during the three and nine months ended September 30, 2023, $0.2 million and $0.8 million, respectively, was included in deferred revenue at the beginning of the period. As of September 30, 2023, the aggregate transaction price related to the Company’s unsatisfied obligations was $5.0 million and was recorded in deferred revenue, $1.0 million of which was current.

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

During the nine months ended September 30, 2023, the Company sold 13,100 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

9. Warrants

There were no warrants issued or exercised during the nine months ended September 30, 2023. Warrants to purchase up to 123,310 shares of common stock at $149.99 per share expired during the nine months ended September 30, 2023. The following represents a summary of the warrants outstanding and exercisable at September 30, 2023, all of which are equity-classified:

	Adjusted		Number of Shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	$35.99	July 14, 2025	334,800	334,800
April 8, 2019	$26.99	April 8, 2024	65,907	65,907
April 8, 2019	$33.74	April 3, 2024	39,871	39,871
February 12, 2019	$36.62	February 7, 2024	5,548	5,548
February 12, 2019	$26.79	August 12, 2024	66,675	66,675
February 4, 2019	$42.49	January 30, 2024	1,732	1,732
January 31, 2019	$42.49	January 26, 2024	511	511
December 3, 2018	$77.99	June 3, 2024	46,876	46,876
June 15, 2015	$1,509.99	Five years after milestone achievement	15,955	-
Total			1,161,493	1,145,538

10. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of September 30, 2023, the Incentive Plan provided for the grant of up to 636,322 shares of the Company’s common stock, of which 267,541 shares remained available for future grant. In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of September 30, 2023, the two legacy plans have a total of 32 options outstanding, all of which are fully vested and for which common stock will be issued upon exercise.

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2023	304,823	$28.66	7.98	$-
Granted	118,472	$3.98
Forfeited or expired	(58,320)	$19.96
Outstanding — September 30, 2023	364,975	$22.04	7.74	$-
Exercisable — September 30, 2023	208,835	$32.51	7.02	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. During the nine months ended September 30, 2023 and 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $3.27 per share. The weighted-average assumptions used in determining fair value of the stock options for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Expected option life (years)	6.0	6.0
Risk-free interest rate	3.53%	2.03%
Expected volatility	104.24%	113.28%
Expected dividend yield	-%	-%

The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The risk-free interest rate was obtained from U.S. Treasury rates for the expected life of the stock options. The Company’s expected volatility was based upon the historical volatility of the Company’s common stock. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

As of September 30, 2023, there was $1.0 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$57	$65	$188	$189
General and administrative	149	212	569	646
Total stock-based compensation expense	$206	$277	$757	$835

11. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. As of September 30, 2023, the Company had aggregate commitments to pay approximately $4.0 million remaining on these contracts, of which the Company expects to be reimbursed $2.0 million under the Cipla Agreement. Of the gross amount of $4.0 million in commitments, $3.8 million is expected to be incurred over the next 12 months. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party.

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

12. Leases

New Corporate Headquarters

The Company has limited leasing activities as a lessee which are primarily related to its corporate headquarters, which were relocated during the nine months ended September 30, 2023. On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprise approximately 20,000 square feet of office and lab space, and the lease provides for base rent of $0.1 million per month, expected to begin in December 2023, which will increase 3% each year over the ten-year noncancellable term. The Company has the option to extend the lease for one additional five-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The lease commenced on August 1, 2023, following substantial completion of construction to prepare the premises for the Company’s use, and the Company has included the lease as a component of its operating lease right-of-use asset and operating lease liabilities upon commencement. The improvements to prepare the leased premises for the Company’s intended use have been funded by (i) the landlord, through a tenant allowance of $3.9 million, (ii) a landlord-funded advance on tenant improvements of $0.5 million which will be repaid over the lease term, and (iii) approximately $2.4 million funded by the Company.

Other Leasing Activities

During the first quarter of 2023, the Company executed a two-month lease extension for its previous corporate headquarters in Lexington, Massachusetts, through August 31, 2023. The Company terminated that lease extension, as planned, during the third quarter of 2023.

The Company also leases small office equipment which is primarily short-term or immaterial in nature. Therefore, no right-of-use assets and lease liabilities are recognized for these leases.

The components of lease expense for the Company for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Fixed lease cost	$553	$357	$1,349	$1,072
Variable lease cost	203	206	484	556
Total lease cost	$756	$563	$1,833	$1,628

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,699	$431	$3,562	$1,046
Weighted-average remaining lease term — operating leases			10.2 years
Weighted-average discount rate — operating leases			11.00%

Maturities of lease liabilities due under these lease agreements as of September 30, 2023 are as follows:

Operating Leases
Maturity of lease liabilities
2023 (three months)	$171
2024	1,289
2025	1,326
2026	1,364
2027	1,402
2028 and thereafter	9,154
Total lease payments	14,706
Less: interest	(6,085)
Total lease liabilities	$8,621

Reported as of September 30, 2023
Lease liabilities — short term	$199
Lease liabilities — long term	8,422
Total lease liabilities	$8,621

13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2023 and 2022.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of September 30, 2023 and December 31, 2022.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of September 30, 2023 and December 31, 2022.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	364,975	307,918
Warrants to purchase common stock	1,161,493	1,284,803
Total potentially dilutive securities excluded	1,526,468	1,592,721

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2023 through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

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

The current Phase 2b study of PUR1900, our inhaled iSPERSE™ formulation of the antifungal drug itraconazole for ABPA in patients with asthma and CF, began dosing patients in the first quarter of 2023. The PUR1900 Phase 2b study includes a sixteen-week dosing regimen and is a randomized, double-blind, multi-center, placebo-controlled study to evaluate PUR1900’s safety and efficacy. The multi-center study is being conducted in the United States, United Kingdom, Australia and France. Endpoints include safety, tolerability, and potential efficacy outcomes to identify potential registrational endpoints in adult patients with asthma and ABPA. We currently anticipate topline data from this study in the second half of 2024.

In June 2023, “Evaluation of the Potential for Drug-Drug Interactions with Inhaled Itraconazole Using Physiologically Based Pharmacokinetic Modelling, Based on Phase 1 Clinical Data” was published in the American Association of Pharmaceutical Scientists (AAPS) Journal. This study demonstrates the lower risk of drug-drug interaction with inhaled itraconazole (PUR1900) than with oral itraconazole. Thus, if effective, PUR1900 may be able to be safely administered even in patients taking drugs contraindicated with oral itraconazole, hence potentially improving treatment options for patients with ABPA and asthma.

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine. We received FDA acceptance of our Investigational New Drug Application (“IND”) and a “study may proceed” letter in September 2023, positioning PUR3100 as Phase 2-ready for potential financing or partnership discussions.

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

On January 4, 2023, we announced the Phase 1 topline results, indicating that PUR3100 was safe and tolerated with fewer gastrointestinal side effects in all doses compared to IV DHE. PUR3100 showed a five-minute Tmax and Cmax within the targeted therapeutic range for all three doses tested. The Phase 1 study data were presented at the American Headache Society 65th Annual Meeting in June 2023.

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

In September 2023, we announced the FDA’s acceptance of our Phase 2 IND application for PUR3100 and receipt of a “study may proceed” letter for a Phase 2 study. The IND includes a Phase 2 clinical protocol where safety and preliminary efficacy of PUR3100 will be investigated in patients with acute migraine. The Company is currently pursuing potential partnership opportunities to further develop this product candidate.

●	Continue to advance PUR1800, focusing on the development of an inhaled kinase inhibitor for treatment of AECOPD. The Company plans to pursue an appropriate partner as a path forward to advance PUR1800 into a Phase 2 clinical trial.

We completed preclinical safety studies for PUR1800, our iSPERSE™ formulation of RV1162, in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate-severe COPD patients. We completed a Phase 1b safety, tolerability, and pharmacokinetics clinical study of PUR1800 for subjects with stable moderate-severe COPD and received topline data from the Phase 1b clinical study in the first quarter of 2022. We analyzed data from the completed Phase 1b clinical study of PUR1800 for AECOPD and presented study results at the American Academy of Allergy, Asthma & Immunology (AAAAI) conference in the first quarter of 2023. We completed all data analysis to inform a study design for a potential Phase 2 efficacy and safety study, treating subjects with AECOPD.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of September 30, 2023, our patent portfolio related to iSPERSE™ included approximately 142 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 57 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 23 additional pending patent applications in the US and other jurisdictions. On March 1, 2022, we filed a Patent Cooperation Treaty application that discloses and claims certain formulations and methods of use relevant to our PUR3100 program.

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

As of November 6, 2023, we have dosed 25% of patients by the date of this report but this first Phase 2b development milestone was not achieved by June 30, 2023. Delayed regulatory approval in certain foreign jurisdictions and slower than expected enrollment contributed to missing this milestone. The associated cumulative aggregated Holdback Payment (as defined below) could still have been reimbursed by Cipla to us if we achieved the subsequent development milestone of delivering topline data by June 30, 2024. However, as we currently anticipate topline data in the second half of 2024, after the related June 30, 2024 milestone date has passed, we currently expect that we will therefore not be reimbursed the aggregated Holdback Payment. All such previously referred to regulatory approvals in this paragraph have since been obtained and enrollment is ongoing.

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

In September 2023, we announced that the FDA accepted the PUR3100 IND and the receipt of a “study may proceed” letter for the clinical study: “A Phase 2, Multicenter, Randomized, Double-Blind, Placebo-Controlled, Single Event Study to Evaluate the Safety, Tolerability, and Efficacy of PUR3100 (Dihydroergotamine Mesylate Inhalation Powder) in the Acute Treatment of Migraine”. We anticipate that this Phase 2 clinical study will initiate once financing or partnership arrangements have been made.

PUR1800

PUR1800 is a Narrow Spectrum Kinase Inhibitor, engineered with our iSPERSE™ technology, being developed for the treatment of acute exacerbations in chronic obstructive pulmonary disease (AECOPD). PUR1800 targets p38 MAP kinases (p38MAPK), Src kinases, and Syk kinases. These kinases play a critical role in chronic inflammation and airway remodeling.

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

Financial Overview

Revenues

To date, we have not generated any product sales. The revenue for the three and nine months ended September 30, 2023 and 2022 was primarily generated by the collaboration and license agreement with Cipla on our PUR1900 program.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline and other potential development programs. To move these programs forward along our development timelines, a large portion (approximately 86%) of our staff are research and development employees. In addition, we maintain an office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our development efforts. As we identify opportunities for iSPERSE™ in additional indications, we anticipate additional headcount, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

There were no changes to our critical accounting policies during the nine months ended September 30, 2023, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenues	$1,753	$1,872	$(119)

Operating expenses:
Research and development	3,963	5,287	(1,324)
General and administrative	1,729	1,685	44
Total operating expenses	5,692	6,972	(1,280)
Loss from operations	(3,939)	(5,100)	1,161
Other income (expense):
Interest income	217	102	115
Other expense, net	(52)	(54)	2
Net loss	$(3,774)	$(5,052)	$1,278

Revenues — Revenues were $1.8 million for the three months ended September 30, 2023, as compared to $1.9 million for the three months ended September 30, 2022, a decrease of $0.1 million. The decrease is related to revenues under the Cipla Agreement during the period.

Research and development expenses — Research and development expenses were $4.0 million for the three months ended September 30, 2023, as compared to $5.3 million for the three months ended September 30, 2022, a decrease of approximately $1.3 million. The decrease was primarily due to decreased spend of $0.7 million in costs related to our PUR3100 program, $0.4 million in costs related to our PUR1900 program, $0.1 million in costs related to our PUR1800 program and $0.1 million of employment and operating costs.

General and administrative expenses — General and administrative expenses were $1.7 million for both the three months ended September 30, 2023 and 2022, as an increase in facilities costs was offset by a decrease in personnel costs.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenues	$5,096	$4,363	$733

Operating expenses:
Research and development	12,002	13,773	(1,771)
General and administrative	5,609	5,212	397
Total operating expenses	17,611	18,985	(1,374)
Loss from operations	(12,515)	(14,622)	2,107
Other income (expense):
Interest income	675	118	557
Other expense, net	(198)	(116)	(82)
Net loss	$(12,038)	$(14,620)	$2,582

Revenues — Revenues were $5.1 million for the nine months ended September 30, 2023, as compared to $4.4 million for the nine months ended September 30, 2022, an increase of $0.7 million. The increase is related to revenues under the Cipla Agreement during the period.

Research and development expenses — Research and development expenses were $12.0 million for the nine months ended September 30, 2023, as compared to $13.8 million for the nine months ended September 30, 2022, a decrease of approximately $1.8 million. The decrease was primarily due to decreased spend of $2.1 million in costs related to our PUR3100 program and $0.5 million in costs related to our PUR1800 program, partially offset by increased spend of $0.7 million in costs related to our PUR1900 program and $0.1 million of employment and operating costs.

General and administrative expenses — General and administrative expenses were $5.6 million for the nine months ended September 30, 2023, as compared to $5.2 million for the nine months ended September 30, 2022, an increase of $0.4 million. The increase was primarily due to an increase in incurred legal and professional services costs, partially offset by a decrease in personnel costs.

Liquidity and Capital Resources

Through September 30, 2023, we incurred an accumulated deficit of $285.5 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of September 30, 2023 was $21.3 million.

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

We expect that our existing cash and cash equivalents as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q and into the first quarter of 2025. Such projections do not include any contingent milestone payments but do include operational efficiencies and prioritization of spending implemented in the second quarter of 2023. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(13,974)	(14,310)
Net cash used in investing activities	(371)	(77)
Net cash provided by financing activities	53	1,230
Net decrease in cash, cash equivalents, and restricted cash	$(14,292)	(13,157)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $14.0 million, which was primarily the result of a net loss of $12.0 million and $4.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.0 million of net non-cash adjustments.

Net cash used in operating activities for the nine months ended September 30, 2022 was $14.3 million, which was primarily the result of a net loss of $14.6 million and $1.7 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.0 million of net non-cash adjustments.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was due to purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs, under the ATM Offering.

Net cash provided by financing activities for the nine months ended September 30, 2022 resulted from proceeds from the issuance of common stock, net of issuance costs, partially offset by the payment of preferred stock issuance costs from a registered direct offering in December 2021.

Financings

In May 2021, we entered into the Sales Agreement with HCW to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an ATM Offering. Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2023, we sold 13,100 shares of common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

Known Trends, Events and Uncertainties

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. The COVID-19 endemic and its ongoing effects are expected to remain a serious endemic threat for an indefinite future period and may continue to create significant economic uncertainty and volatility in the credit and capital markets, supply chain issues, global shortages of supplies, materials and products, and contribute to rising global inflation. In addition, the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PULMATRIX, INC.

Date: November 9, 2023	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Peter Ludlum
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

