Form 10-K
period 2023-12-31
Pulmatrix, Inc.
filed 2024-03-28
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2023, the last business day of registrant’s most recently completed second fiscal quarter, was $9,787,896.

As of March 25, 2024, the registrant had 3,652,285 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PULMATRIX, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the coronavirus (“COVID-19”) pandemic and its continuing effects on the global economy and on the Company’s ongoing and planned clinical trials;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	our inability to carry out research, development and commercialization plans;

●	our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	our inability to complete preclinical testing and clinical trials as anticipated;

●	our collaborators’ inability to successfully carry out their contractual duties;

●	termination of certain license agreements;

●	our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	difficulties in obtaining financing on commercially reasonable terms, or at all;

●	intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	loss of one or more key executives or scientists; and

●	difficulties in securing regulatory approval to market our product candidates.

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

Unless otherwise stated, references in this Annual Report on Form 10-K to “us,” “we,” “our,” or “Company” refer to Pulmatrix, Inc., a Delaware corporation, and its subsidiary, Pulmatrix Operating Company, Inc., a Delaware corporation.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel inhaled therapeutic products intended to prevent and treat respiratory and other diseases with important unmet medical needs using our patented iSPERSE™ technology. Our proprietary product pipeline includes treatments for central nervous system (“CNS”) disorders such as acute migraine and serious lung diseases such as Chronic Obstructive Pulmonary Disease (“COPD”) and allergic bronchopulmonary aspergillosis (“ABPA”). Our product candidates are based on our proprietary engineered dry powder delivery platform, iSPERSE™, which seeks to improve therapeutic delivery to the lungs by optimizing pharmacokinetics and reducing systemic side effects to improve patient outcomes.

We design and develop inhaled therapeutic products based on our proprietary dry powder delivery technology, iSPERSE™, which enables delivery of small or large molecule drugs to the lungs by inhalation for local or systemic applications. The iSPERSE™ powders are engineered to be small, dense particles with highly efficient dispersibility and delivery to airways. iSPERSE™ powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of drug substances including small molecules and biologics. We believe the iSPERSE™ dry powder technology offers enhanced drug loading and delivery efficiency that outperforms traditional lactose-blend inhaled dry powder therapies.

We were incorporated in 2013 as a Delaware corporation.

Business Strategy

Our goal is to develop breakthrough therapeutic products that are safe, convenient, and more effective than the existing therapeutic products for respiratory and other diseases where iSPERSE™ properties are advantageous.

Our current pipeline is aligned to this goal as we develop iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases, including CNS disorders and pulmonary diseases. These therapeutic candidates include PUR3100 for the treatment of acute migraine, PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR1900 for the treatment of ABPA in patients with asthma and in patients with cystic fibrosis (“CF”). Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

We intend to capitalize on our iSPERSE™ technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of diseases, including those with considerable unmet medical needs and to build our product pipeline beyond our existing candidates. In order to advance clinical trials for our therapeutic candidates and leverage the iSPERSE™ platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical and biotechnology companies or academic or private research institutes.

We expect to continue to incur substantial expenses and operating losses for at least the next several years based on our drug development plans and in connection with our ongoing activities, as we:

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine. We received Food and Drug Administration (“FDA”) acceptance of our Investigational New Drug Application (“IND”) and a “study may proceed” letter in September 2023, positioning PUR3100 as Phase 2-ready for potential financing or partnership discussions.

We developed PUR3100, an iSPERSE™ formulation of DHE in 2020. We completed good laboratory practice (“GLP”) toxicology studies in 2021 and 2022. In 2022, we completed a Phase 1 study designed as a double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with intravenous (“IV”) placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo.

On January 4, 2023, we announced the Phase 1 topline results, indicating that PUR3100 was safe and tolerated with fewer gastrointestinal side effects in all doses compared to IV DHE. PUR3100 showed a five-minute Tmax and Cmax within the targeted therapeutic range for all three doses tested. The Phase 1 study data was presented at the American Headache Society 65th Annual Meeting in June 2023.

In September 2023, we announced the FDA’s acceptance of an IND application for PUR3100 and receipt of a “study may proceed” letter for a Phase 2 study. The IND includes a Phase 2 clinical protocol where safety and preliminary efficacy of PUR3100 will be investigated in patients with acute migraine.

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

●	Pursue partnership or other alternatives to monetize or advance PUR1800, focusing on the development of an orally inhaled kinase inhibitor for treatment of AECOPD.

We completed preclinical safety studies for PUR1800, our iSPERSE™ formulation of RV1162, in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate-severe COPD patients. We completed a Phase 1b safety, tolerability, and pharmacokinetics clinical study of PUR1800 for subjects with stable moderate-severe COPD and received topline data from the Phase 1b clinical study in the first quarter of 2022. We analyzed data from the completed Phase 1b clinical study of PUR1800 for AECOPD and presented study results at the American Academy of Allergy, Asthma & Immunology (AAAAI) conference in the first quarter of 2023. The results indicated PUR1800 was safe and well tolerated with no observed safety signals. The topline data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory diseases.

●	Terminate the PUR1900 Phase 2b study and seek to monetize PUR1900 in the United States.

On January 8, 2024, in agreement with our partner, Cipla Technologies LLC (“Cipla”), pursuant to the Third Amendment to the Cipla Agreement (each as defined herein), we announced plans to stop patient enrollment at 8 subjects in the Phase 2b study of PUR1900, effective immediately. The decision to stop the study was unrelated to any safety concerns. This study had been ongoing since the first quarter of 2023. We expect to complete all Phase 2b activities by the third quarter of 2024.

After the study winddown, Pulmatrix will bear no further financial responsibility for the commercialization and development activities as related to PUR1900 outside the United States and will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900, our inhaled iSPERSE™ formulation of the antifungal drug itraconazole for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

●	Capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases, including those with important unmet medical needs.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2023, our patent portfolio related to iSPERSE™ included approximately 143 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 56 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 22 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

●	Seek partnerships and license agreements to support the product development and commercialization of our product candidates.

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

iSPERSE™ particles can be engineered to include concentrations from less than one percent (1%) to greater than eighty percent (80%) active pharmaceutical ingredients (“APIs”), which allows flexibility for dosing both high potency and high-drug load therapeutics.

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

Therapeutic Candidates

PUR3100

In 2020, we developed PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Currently DHE is only available as subcutaneous, intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 has the opportunity to be the first orally inhaled DHE treatment for acute migraine and be an alternative to other acute therapies. Given the oral inhaled route of delivery, PUR3100 is anticipated to provide relief from the rapid onset of migraine symptoms and provide a favorable tolerability profile.

Competition and Market Opportunities

The American Migraine Foundation estimates that at least 39 million people in the United States and 1 billion people worldwide live with migraine, but because many people are not diagnosed or do not receive the treatment they need, the actual number may be higher. Current treatments for migraine include oral, intranasal, IV or subcutaneous formulations of triptans, DHE, and calcitonin gene-related peptide (“CGRP”) antagonists (gepants). Studies show that people with migraines are underdiagnosed, undertreated, and experience substantial decreases in functioning and productivity, which translates into diminished quality of life for individuals, and financial burdens to patients, health-care systems, and employers. All current treatments are limited by incomplete efficacy and/or intolerability. Therefore, development of additional treatments for acute migraine is warranted.

DHE has been shown to be effective in the treatment of migraine and, in particular, hard to treat migraines, such as menstrual migraine, migraine upon awakening, and severe migraine. Utilization of DHE has been limited due to its poor oral bioavailability, requiring IV, subcutaneous or intranasal dosing. IV dosing generally requires administration in a healthcare setting and may result in nausea and vomiting. Hence, its use has generally been limited to patients with intractable or medication-overuse migraine. Intranasal dosing with DHE, including Migranal (Bausch Health US LLC), approved in December 1997, and Trudhesa (Impel NeuroPharma, Inc.), approved by the FDA in September 2021, have been poorly adopted due to incomplete efficacy and intolerability of nasal inhalation in patients during a migraine.

There is precedent for an orally inhaled DHE therapy. MAP Pharmaceuticals, Inc. developed MAP0004, also known as Levadex or Semprana, a liquid suspension formulation of DHE, designed to be dosed via a pMDI inhalation device. Their published data indicate a safe and well tolerated formulation with rapid onset and long-lasting efficacy that compared favorably to existing treatments. Development of MAP0004 led to a new drug application (“NDA”) but was halted after multiple complete response letters from the FDA citing Chemistry, Manufacturing and Controls (“CMC”) issues related to dose uniformity and stability issues. Regardless of the failure of MAP0004, the efficacy and tolerability of the formulation reported by MAP Pharmaceuticals provides proof of concept for an orally inhaled DHE formulation. PUR3100, the iSPERSE™ formulation planned by Pulmatrix, is anticipated to deliver DHE to the lung with efficacy and tolerability that compares favorably with MAP0004, while avoiding the device-related issues of MAP0004 by delivering PUR3100 as an iSPERSE™ dry powder.

We believe that an iSPERSE formulation of DHE can provide the positive rapid onset and long-lasting efficacy seen in the MAP0004 data by enabling a similar pharmacokinetic profile while eliminating the manufacturing and device issues which led to the MAP0004 FDA complete response letters.

To the best of our knowledge, there are no other orally inhaled DHE formulations currently in development or on the market. Migranal and Trudhesa are the two currently FDA approved intranasal formulations of DHE. Satsuma Pharmaceuticals, a subsidiary of Shin Nippon Biomedical Laboratories (“Satsuma”), has developed a dry powder formulation of DHE for intranasal dosing and has completed two Phase 3 clinical studies (ClinicalTrials.gov: NCT03901482 and NCT04940390). Despite failure of both clinical studies to achieve primary endpoints, Satsuma filed an NDA in the first quarter of 2023 based on post-hoc analysis showing benefit in secondary endpoints. In January 2024, the FDA declined to approve the treatment, citing manufacturing concerns. Satsuma plans to work with the FDA to determine possible paths to resubmit the NDA.

Non-Clinical Development

A total of three 14-day GLP toxicology studies have been completed with PUR3100 to support single-dose clinical studies. We are planning to conduct a chronic toxicology study to support long-term dosing. Based on discussions with the FDA, this would complete the non-clinical requirements to support an NDA.

Clinical Development

Our interactions with the FDA have indicated that, in addition to the planned Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before an NDA is submitted.

On September 26, 2022, we announced the completion of patient dosing in a Phase 1 clinical study, performed in Australia. The study design was a double-dummy, double-blinded trial to assess the safety, tolerability, and pharmacokinetics of three dose levels of single doses of inhaled PUR3100 with IV placebo, as compared to IV DHE (DHE mesylate injection) with inhaled placebo. This study may also provide preliminary comparative bioavailability data to support the use of the 505(b)(2) pathway for marketing authorization. Twenty-six healthy subjects were enrolled and each of the four groups contained at least six subjects.

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

Clinical study starts may be affected by conditions related to the COVID-19 pandemic and its ongoing effects with respect to clinical study conduct and patient enrollment. For more discussion of risks related to the COVID-19 pandemic, please see “Item 1A. RISK FACTORS—Risks Related to Our Business”.

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

Steroids are standard of care for moderate-to-severe acute exacerbations, which occur across all patient severity types. We believe a substantial unmet need exists in AECOPD for those patients with underlying infection and/or steroid resistance. Acumapimod (BCT-197) is an oral p38 MAP kinase inhibitor being developed by Mereo BioPharma. BCT-197 completed Phase 2 development as first-line therapy for severe AECOPD. In April 2019, Mereo BioPharma announced completion of an end of Phase 2 meeting with the FDA and stated the company is continuing discussions with potential partners for BCT-197. We are not aware of any further progress in either clinical development or partnership efforts on this product. A generic version of roflumilast, a phosphodiesterase inhibitor approved by the FDA for use in managing COPD exacerbations, became available in 2022.

Non-Clinical Development

We conducted two 28-day GLP toxicology studies in rats and dogs. Results from the two GLP toxicology studies supported the potential for PUR1800 to improve lung exposure, with reduced lung accumulation, as compared to RV1162 as a lactose blend formulation, suggesting potential for chronic dosing.

Toxicology studies in rats and dogs, with durations of six and nine months, respectively, were then completed. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with no progression of findings from 28-day studies. We believe this indicates potential for chronic dosing of PUR1800, within the safety margin identified, enabling us to explore PUR1800 therapy for chronic respiratory diseases such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of AECOPD, these positive toxicology study results could expand potential indications and value of the program.

Clinical Development

We completed a Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 for patients with stable moderate-severe COPD. Topline data was delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma and Immunology conference in the first quarter of 2023.

The clinical study, performed at the Medicines Evaluation Unit in Manchester, UK, was a randomized, three-way crossover double-blind study with 14 days of daily dosing which includes placebo and one of two doses of PUR1800, and included a 28-day follow-up period after each treatment period. A total of 18 adults with stable COPD were enrolled. Safety and tolerability, as well as systemic PK were evaluated.

PUR1800 was well tolerated and there were no observed safety signals. The PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The topline data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory diseases. These data will inform the design of a potential Phase 2 study in the treatment of AECOPD.

PUR1900

PUR1900 is our iSPERSE™ inhaled formulation of itraconazole, an antifungal drug commercially available as an oral drug. We developed PUR1900 for the prevention and treatment of fungal infections and allergic/hypersensitivity reactions to fungus in patients with severe lung disease, including those with asthma and CF. On January 28, 2020, PUR1900 received Fast Track designation from the FDA for the treatment of ABPA. Aspergillus colonization and infections are likely underdiagnosed and occur frequently in patients of all ages. Colonization and infection with Aspergillus can lead to clinical disease with differing severities and complications depending on the immune status of the host. Invasive aspergillosis is a frequently fatal disease that occurs in patients that are typically immune suppressed as a result of treatment for hematologic cancers or immunosuppression prior to solid organ transplantation. In patients with asthma and CF, Aspergillus can cause chronic infections that may be associated with worsening disease and larger declines in lung function than patients without infection. A subset of patients with asthma and CF with Aspergillus colonization and/or infection develop ABPA, which is a complex hypersensitivity reaction to fungal antigens. ABPA is a disease resulting in mucus production, wheezing, pulmonary infiltrates, worsening bronchiectasis, and fibrosis of the lung.

In patients with both asthma and CF, ABPA is commonly treated with oral steroids to treat inflammation and with oral antifungals to reduce fungal infection. The inhalation administration of a drug affords direct delivery of the drug to the infected parts of the lung, maximizing the dose to the affected sites and minimizing systemic exposure to the rest of the body where it could cause dose-limiting side effects. Therefore, treatment of lung infections by direct administration of anti-infective products to the lung may improve both the safety and efficacy of treatment compared to systemic administration by other routes, as well as improving patient convenience as compared to oral and injectable forms of the treatment. We believe that local lung delivery by inhalation of our iSPERSE™ formulation could provide convenient, effective and safe management of the debilitating and often life-threatening lung infections that are not currently addressed by inhaled therapies.

Competition and Market Opportunities

Current treatments of pulmonary fungal infections highlight the limitations of oral or intravenous anti-infective treatments for lung infections. Itraconazole is one of the most commonly prescribed therapies for treating Aspergillus infections in patients with asthma and CF. Itraconazole is available commercially as Sporanox® in both a capsule and oral solution form. Itraconazole is metabolized in the liver by CYP3A4 and coadministration with a large number of drugs is contraindicated due to the potential for severe drug-drug interactions.

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

There is precedent for both dry powder and nebulized inhaled anti-infective therapy to address specific pulmonary infections in patients which demonstrates potential utility of inhaled drug delivery and market opportunity. Mylan currently markets TOBI Podhaler for treatment of Pseudomonas aeruginosa infection in the United States and Teva markets inhaled colistin, Colobreathe, for the same infection in Europe. Insmed currently markets Amikacin Liposome Inhalation Suspension (Arikayce) in the United States for the treatment of lung disease caused by a group of bacteria, Mycobacterium avium complex in a limited population of patients with the disease who do not respond to conventional treatment (refractory disease). There are currently no products specifically approved for treatment of ABPA, however, there are several inhaled antifungal agents currently under development for the treatment of invasive aspergillosis or ABPA. Treatments under development for invasive aspergillosis include PC945, a novel azole antifungal being developed by Pulmocide as a liquid for nebulization, and a dry powder formulation of voriconazole being developed by TFF Pharmaceuticals. In principle, development of an orally inhaled antifungal for the treatment of invasive aspergillosis could also be effective for ABPA but would require additional clinical studies in the target patient population. Zambon has also developed a dry powder formulation of voriconazole for the treatment of ABPA and completed a Phase 1 study in the third quarter of 2020. However, no additional development has since been reported. Regeneron Pharmaceuticals is currently running a clinical trial with Dupilumab (NCT04442269) for the treatment of ABPA in asthma. This trial, which is focused on prevention of exacerbations in individuals with at least one or more severe respiratory exacerbations, completed in February 2024 and is pending results.

New methods to detect Aspergillus infection in sputum have improved the sensitivity of diagnosis and clinical appreciation for these infections. Pulmonary Aspergillus infections affect approximately 14 million patients worldwide according to the Global Action Fund for Fungal Infections (Improving Outcomes for Patients with Fungal Infections across the World: A Road Map for the Next Decade). The majority of these cases occur in patients with asthma who have allergic disease and also include invasive Aspergillus infections that are associated with a high rate of mortality in immunocompromised patients. We believe that PUR1900 compares favorably to the products discussed above and has the potential to generate substantial value based on treating and preventing pulmonary fungal infections in multiple patient populations.

Clinical Development

We completed a Phase 1/1b clinical study in 2018, wherein PUR1900 appeared to be safe and well tolerated in healthy normal volunteers (Parts 1 and 2) and in patients with asthma (Part 3). In Part 3 of the Phase 1/1b clinical study, following a single dose of PUR1900, the pharmacokinetics (“PK”) analysis of sputum samples demonstrated approximately 70-fold higher maximum lung concentration of itraconazole following inhalation of PUR1900 compared to oral Sporanox® (Janssen Pharmaceuticals) despite inhaling only one-tenth the dose of itraconazole (20 mg) relative to the dose of oral Sporanox® (200 mg). Lung exposure, as measured by sputum induction and analysis, was approximately 50-fold higher and plasma exposure was approximately 85-fold lower following inhalation of 20 mg of PUR1900 compared to 200 mg of oral Sporanox®. All endpoints from the Phase 1/1b clinical study were successfully met.

Successful completion of the Phase 1/1b clinical study enabled us to initiate a Phase 2 clinical study in 2019, entitled: “A Randomized, Double-Blind, Multicenter, Placebo-Controlled, Phase 2 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Itraconazole Administered as a Dry Powder for Inhalation (PUR1900) in Adult Asthmatic Patients with ABPA.” This clinical study was terminated in July 2020 due to the impact of the COVID-19 pandemic on patient enrollment and clinical study conduct. The completion of a 6-month inhalation toxicology study in dogs in 2020 enabled the conduct of a new Phase 2b clinical study.

The new Phase 2b study included a 16-week dosing regimen and exploration of potential regulatory approval endpoints. We dosed the first patient during the first quarter of 2023. In January 2024, pursuant to the Third Amendment (as defined herein), we announced plans to stop patient enrollment at 8 subjects in this study, effective immediately, and to terminate the study as soon as reasonably possible between the date of the Third Amendment and July 30, 2024.

Our partner Cipla plans to continue clinical development outside the United States and is currently conducting a Phase 2 study in India. Should Cipla successfully market PUR1900 outside the United States, Pulmatrix will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900 for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

Business Development

PUR3100

In September 2023, we announced the FDA’s acceptance of an IND application for PUR3100 and receipt of a “study may proceed” letter for a Phase 2 study. The IND includes a Phase 2 clinical protocol where safety and preliminary efficacy of PUR3100 will be investigated in patients with acute migraine.

PUR1800

We completed a Phase 1b safety, tolerability, and pharmacokinetics clinical study of PUR1800 for subjects with stable moderate-severe COPD and received topline data from the Phase 1b clinical study in the first quarter of 2022. We analyzed data from the completed Phase 1b clinical study of PUR1800 for AECOPD and presented study results at the American Academy of Allergy, Asthma & Immunology (AAAAI) conference in the first quarter of 2023. The results indicated PUR1800 was safe and well tolerated with no observed safety signals. The topline data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory diseases.

PUR1900

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of PUR1900, our inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Second Amendment”) and a subsequent amendment on January 6, 2024 (the “Third Amendment”). All references to the Cipla Agreement herein refer to the Cipla Agreement, as amended. The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms.

Pursuant to the Third Amendment, all development and commercialization activities with respect to the Product in all markets other than the United States (the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory.

We and Cipla are each responsible for 60% and 40%, respectively, of our overhead costs and the time spent by our employees and consultants on development of the Product (“Direct Costs”). We will share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

Pursuant to the Third Amendment, we and Cipla agreed to stop patient enrollment at 8 subjects in the ongoing Phase 2b clinical study. During the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), we will complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in the Cipla Territory, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database for the Cipla Territory. We will share costs with Cipla during the Wind Down Period in the same proportions discussed above, but subject to a maximum reimbursement amount by Cipla as approved by the joint steering committee.

After the conclusion of the Wind Down Period, Pulmatrix will bear no further financial responsibility for the commercialization and development with respect to the Product in the Cipla Territory, with such commercialization and development expenses of the Product in the Cipla Territory to be borne at Cipla’s sole cost and expense after January 6, 2024. We will receive 2% royalties on any potential future net sales by Cipla outside the United States.

Intellectual Property

Patents and Patent Applications

We protect our intellectual property by filing and advancing patent applications and maintaining granted patents on our iSPERSE™ platform technology and in-licensed kinase inhibitors, which includes claims to compositions of matter and methods of use for our PUR3100, PUR1800, PUR1900 and other programs, as well as manufacturing processes, devices and packaging relevant to our iSPERSE™ platform and product candidates.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2023, our patent portfolio related to iSPERSE™ included approximately 143 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 56 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 22 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

Suppliers

We also rely on third-party contract manufacturers to supply the APIs that are used to formulate our therapeutic candidates. We place purchase orders with different contract manufacturers for the APIs required for PUR3100, PUR1800 and PUR1900. We additionally rely on third-party vendors to supply raw materials for our APIs and drug products.

Research and Development

For fiscal years ended December 31, 2023 and 2022, we spent approximately $15.5 million and $18.2 million, respectively, on research and development activities.

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

FDA Approval Process

The steps required to be taken before a new drug may be marketed in the United States generally include:

●	Completion of preclinical laboratory and animal testing;

●	The submission to the FDA of an IND application, which must be evaluated and found acceptable by the FDA before human clinical trials may commence;

●	Performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations to establish the safety and efficacy of the proposed drug for its intended use; and

●	Submission and approval of an NDA.

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

Assuming completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of an NDA, requesting approval to market the product for one or more indications, together with payment of a user fee, unless waived. An NDA includes all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information on the chemistry, manufacture, control and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA.

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (the “PDUFA”), the FDA’s goal is to complete its initial review and respond to the applicant within twelve months of submission, unless the application relates to an unmet medical need in a serious or life-threatening indication, in which case the goal may be within eight months of NDA submission. However, PDUFA goal dates are not legal mandates and FDA response often occurs several months beyond the original PDUFA goal date. Further, the review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA. The NDA review process can, accordingly, be very lengthy. During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. Data from clinical studies are not always conclusive and the FDA and/or any advisory committee it appoints may interpret data differently than the applicant.

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

Section 505(b)(2) New Drug Applications

As an alternate path for FDA approval of new indications or new formulations of previously approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2), was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication.

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

More recently, the Inflation Reduction Act of 2022 requires, among other things, the Secretary of the U.S. Department of Health and Human Services to negotiate the price of a set number of high Medicare spend drugs starting in 2026, requires rebates from manufacturers who increase their drug prices above inflation, and makes several changes to the Medicare Part D benefit that will increase manufacturer liability for drug costs previously borne by the government and beneficiaries under the program.

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

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2023 and 2022 has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2023, we had 22 full-time employees, 19 of whom were engaged in full-time research and development activities. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Properties

Our corporate headquarters is located in Bedford, Massachusetts. We currently lease approximately 20,000 square feet of office and lab space in Bedford, Massachusetts under a lease that was originally executed on January 7, 2022. We moved into our headquarters during the third quarter of 2023. The lease has an initial noncancellable term of ten years.

We terminated our previous lease, as planned, for our previous headquarters in Lexington, Massachusetts, also during the third quarter of 2023.

We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have a history of net losses and may experience future losses;

●	We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management;

●	We are a clinical development stage biopharmaceutical company and have never been profitable;

●	All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products;

●	Drug development is a long, expensive, and inherently uncertain process with a high risk of failure at every stage of development, and results of earlier studies and trials may not be predictive of future trial results;

●	If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates;

●	We may not be able to attract, retain, or manage highly qualified personnel, which could adversely impact our business;

●	We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change;

●	If the third parties on which we rely to conduct our clinical trials, to manufacture clinical trial materials, and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for, or to commercialize, our products;

●	Our failure to successfully acquire, develop and market additional drug candidates or approved drug products could impair our ability to grow;

●	We may be subject to claims that our employees, independent consultants or agencies have wrongfully used or inadvertently disclosed confidential information of third parties;

●	Market and economic conditions may negatively impact our business, financial condition and share price;

●	The COVID-19 pandemic and its ongoing effects have caused interruptions or delays of our clinical studies and may continue to have a substantial adverse effect on our business;

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations;

●	Our business is subject to cybersecurity risks.

●	Our product candidates must undergo rigorous nonclinical and clinical testing, and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products;

●	We cannot be certain that any of our current and future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;

●	We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies, if at all;

●	We and our third-party manufacturers are, and will be, subject to regulations of the FDA and other foreign regulatory authorities;

●	We may be unable to adequately protect or enforce our rights to intellectual property, causing us to lose valuable rights. Loss of patent rights may lead us to lose market share and anticipated profits;

●	Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could prevent us from developing or commercializing our product candidates;

●	The price of our common stock is subject to fluctuation and has been, and may, continue to be volatile;

●	Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters;

●	Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our board of directors and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders; and

●	Protective provisions in our charter and bylaws could prevent a takeover which could harm our stockholders.

Risks Related to Our Business

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $14.1 million and $18.8 million for the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $287.6 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

We are a clinical development stage biopharmaceutical company and have never been profitable. We expect to incur additional losses in the future and may never be profitable.

We are a clinical development stage biopharmaceutical company. We have not commercialized any product candidates or recognized any revenues from our product sales. All of our product candidates are still in the preclinical or clinical development stage, and none have been approved for marketing or are currently being marketed or commercialized. Our product candidates will require substantial additional development, clinical studies, regulatory clearances, and additional investments of time and capital before they can be commercialized. We cannot be certain when or if any of our product candidates will obtain the required regulatory approval.

We have never been profitable and have incurred net losses each year since our inception. Our losses are principally a result of research and development and general administrative expenses in support of our operations. We may incur substantial additional losses as we continue to focus our resources on prioritizing, selecting and advancing our product candidates. Our ability to generate revenue and achieve profitability depends mainly upon our ability, alone or with others, to successfully develop our product candidates, obtain the required regulatory approvals in various territories and commercialize our product candidates. We may be unable to achieve any or all of these goals with regard to our product candidates. As a result, we may never be profitable or achieve significant and/or sustained revenues.

All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products.

All of our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize inhaled therapeutic treatment for allergic bronchopulmonary aspergillosis (“ABPA”), acute migraine, and other iSPERSE™-based product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to substantial additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to drug development may not be effective or may not result in the development of any drug. Currently our development efforts are primarily focused on PUR3100, PUR1800 and PUR1900. Even if PUR3100, PUR1800 and PUR1900 or our other product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. For example, the drug may:

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

We have a number of proprietary drug candidates in research and development ranging from the early research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us several years to complete clinical trials and we may not have the resources to complete the development and commercialization of any of our proposed drug candidates. The start or end of a clinical trial, such as our Phase 2b trial for PUR1900 and future trials, can often be delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a competitor drug or required prior therapy, clinical outcomes, or financial constraints of us and our partners.

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure is heightened for our drug candidates that are based on new technologies, such as the application of our dry powder delivery platform, iSPERSE™, including PUR3100, PUR1800, PUR1900 and other iSPERSE™-based drug candidates currently in research or preclinical development. The failure of one or more of our iSPERSE™-based drug candidates could have a material adverse effect on our business, financial condition, and results of operations.

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

At this time, we have entered into a co-development agreement regarding one of our therapeutic candidates and, as a result, we no longer have complete control over the development of this candidate. We may also enter into co-development agreements for our other therapeutic candidates in the future. If our collaborators do not successfully carry out their contractual duties or meet expected deadlines, or they otherwise breach their contractual obligations to us, we may be delayed or may not obtain regulatory approval for, or commercialize, our product candidates. We are also subject to the terms of such co-development agreements that may affect our ability to develop and manufacture our therapeutic candidates. As a result of such limitations, we may be unable to pursue the most efficient or profitable path in developing our therapeutic candidates.

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

Our future success and ability to compete in the biopharmaceutical industry is substantially dependent on our ability to identify, attract, and retain highly qualified key managerial, scientific, medical, and operations personnel. The market for key employees in the biopharmaceutical, pharmaceutical and biotechnology industries is competitive. The loss of the services of any of our principal members of management or key employees without an adequate replacement or our inability to hire new employees as needed could delay our product development efforts, harm our ability to sell our products or otherwise negatively impact our business.

The scientific, research and development personnel upon whom we rely to operate our business have expertise in certain aspects of drug development and clinical development, and it may be difficult to retain or replace these individuals. We conduct our operations at our facilities in Bedford, Massachusetts, within the greater Boston area, and this region is headquarters to many other biopharmaceutical, biotechnology, pharmaceutical, and medical technology companies, as well as many academic and research institutions, and, therefore, we face increased competition for technical and managerial personnel in this region.

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

The pharmaceutical and biotechnology industry is highly competitive, and we face substantial competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address the indications for which we are currently developing therapeutic candidates or for which we may develop product candidates in the future.

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

We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out substantial research and development in the areas of respiratory diseases. These institutions are becoming increasingly aware of the commercial value of their findings and are more active in seeking patent and other proprietary rights as well as licensing revenues.

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

While there may be several alternative suppliers of API in the market, changing API suppliers or finding and qualifying new API suppliers can be costly and can take a significant amount of time. Many APIs require significant lead time to manufacture. There can also be challenges in maintaining similar quality or technical standards from one manufacturing batch to the next. We could experience a delay in conducting clinical trials of or obtaining regulatory approval for PUR3100, PUR1800, PUR1900 or our other drug candidates and incur additional costs if we changed API suppliers for any reason. Similarly, replacing our manufacturers could cause us to incur added costs and experience delays in identifying, engaging, qualifying and training any such replacements.

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

Our third-party manufacturers and suppliers have experienced, and may continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, as a result of the COVID-19 pandemic and its ongoing effects, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions may impact our ability to receive our raw materials and certain components required for the manufacture of our clinical trial materials or products in the future, to distribute our products in a cost-effective and timely manner and to meet demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruption that may impact us or our manufacturers and suppliers could interrupt or delay our clinical trials, product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic and its ongoing effects have caused interruptions or delays of our clinical studies and may continue to have a substantial adverse effect on our business.

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

Moreover, the COVID-19 pandemic has had and may continue to have indeterminable adverse effects on general commercial activity and the world economy, including market disruption and volatility, and the market price of our common stock. Our business and results of operations have been and may continue to be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

In the past, COVID-19 has delayed enrollment in our clinical trials. For example, in April 2020, we were notified that 11 out of 21 clinical sites suspended enrollment in the PUR1900 clinical study due to issues associated with the COVID-19 pandemic. In July 2020, we terminated our Phase 2 clinical study for PUR1900 as a result of the disruptions and safety concerns caused by the COVID-19 pandemic.

To the extent we cannot secure sites to enroll patients, patients remain or become subject again to government “stay at home” mandates, patients feel like they cannot safely visit trial sites or patients drop out due to COVID-19 related issues, such events could, in the future, delay our current and future clinical trials and impact enrollment generally for clinical trials, which could have an adverse effect on the operation of and results from our clinical trials and on our other business operations.

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

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds;
●	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including supplier, clinical data or employee data);
●	disruption or impairment of our and our business operations and safety procedures;
●	damage to our reputation with our potential partners, patients and the market;
●	exposure to litigation;
●	increased costs to prevent, respond to or mitigate cybersecurity events.

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Moreover, we have no control over the information technology systems of third parties conducting our clinical trials, our suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time.

We have cybersecurity insurance coverage in the event we become subject to various cybersecurity attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

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

If we are unable to obtain approval from the FDA or other regulatory agencies for our product candidates, or if, subsequent to approval, we are unable to successfully market and commercialize our product candidates, we will not be able to generate sufficient revenue to become profitable. Furthermore, the introduction of government price controls or other price-reducing regulations may affect the prices we obtain on our product candidates, if approved and commercialized.

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

Pharmaceutical product development, which includes research and development, preclinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We anticipate that our expenses will remain at a high level as we terminate our PUR1900 Phase 2b trial and pursue development of PUR3100 and PUR1800 or other iSPERSE™-based product candidates, and/or pursue development of iSPERSE™-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations for at least 12 months following the filing date of this Annual Report. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE™-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds on reasonable terms or at all. Since inception, we have incurred losses each year and have an accumulated deficit of $287.6 million as of December 31, 2023, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including PUR3100, PUR1800 or PUR1900 development activities, or reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, doubt may arise about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. If we are or become insolvent, investors in our stock may lose the entire value of their investment.

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

The stock market in general, and Nasdaq in particular, as well as biotechnology companies, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of small companies. The market price of our common stock may fluctuate as a result of, among other factors:

●	the announcement of new products, new developments, services or technological innovations by us or our competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

●	conditions or trends in the biotechnology and pharmaceutical industries;

●	changes in the economic performance or market valuations of other biotechnology and pharmaceutical companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition (including, for example, the coronavirus outbreak, the conflicts in Ukraine and Israel, supply chain and recent inflationary pressures);

●	purchase or sale of our common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;

●	ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of our common stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual property rights, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

Moreover, the COVID-19 pandemic and its ongoing effects have resulted in significant financial market volatility and uncertainty since March 2020. A continuation or worsening of the levels of market disruption and volatility seen in the past as a result of the COVID-19 pandemic and its ongoing effects could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the Jumpstart Our Business Startups Act of 2012, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company.”

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

In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Stock Market, and we are not able to list our securities on another exchange or to have them quoted on the Nasdaq Stock Market, our securities could be quoted on the OTC Markets. As a result, we could face significant adverse consequences including:

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

In addition, as of March 25, 2024, 470,800 shares remained available to be awarded under our Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). Further, an aggregate of 344,306 shares of our common stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans we previously assumed. We may also issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, as our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares may be authorized for issuance under the plan each year.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

We operate in the biopharmaceutical industry, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws and other litigation and legal risk, and reputational risk. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect information and prevent data loss and other security breaches, including a cybersecurity risk assessment program. Both management and the board of directors are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

Our current cybersecurity risk assessment program includes identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats and is informed by previous cybersecurity incidents we have observed in our industry.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for the day-to-day assessment and management of risks from cybersecurity, including the prevention, mitigation, detection, and remediation of cybersecurity incidents, rests with an IT consultant who reports to management.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, interfere with the progress of our clinical trials, interfere with our efforts to pursue regulatory approvals for our product candidates, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We have attempted to preemptively mitigate the financial impact of any cybersecurity incident and currently maintain a cyber liability insurance policy. However, our cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations. For further information regarding risks from cybersecurity threats, please refer to “Item 1A. RISK FACTORS—Risks Related to Our Business”.

ITEM 2.	PROPERTIES.

Our corporate headquarters is located at 36 Crosby Drive, Suite 100, Bedford, Massachusetts. We currently lease approximately 20,000 square feet of office and lab space in Bedford, Massachusetts under a lease that was originally executed on January 7, 2022. We moved into our headquarters during the third quarter of 2023. The lease has an initial noncancellable term of ten years.

We terminated our previous lease, as planned, for our previous headquarters in Lexington, Massachusetts, also during the third quarter of 2023.

We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

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

Stockholders

As of March 25, 2024, there were approximately 43 stockholders of record of our common stock.

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

The information set forth below should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Item 1 of this Annual Report on Form 10-K, entitled “Business,” under “Forward-Looking Statements” and Item 1A of this Annual Report on Form 10-K, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or our “Company” refer to Pulmatrix, Inc., a Delaware corporation, and our subsidiary, Pulmatrix Operating Company, Inc., a Delaware corporation.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel inhaled therapeutic products intended to prevent and treat respiratory and other diseases with important unmet medical needs using our patented iSPERSE™ technology. Our proprietary product pipeline includes treatments for central nervous system (“CNS”) disorders such as acute migraine and serious lung diseases such as Chronic Obstructive Pulmonary Disease (“COPD”) and allergic bronchopulmonary aspergillosis (“ABPA”). Our product candidates are based on our proprietary engineered dry powder delivery platform, iSPERSE™, which seeks to improve therapeutic delivery to the lungs by optimizing pharmacokinetics and reducing systemic side effects to improve patient outcomes.

We design and develop inhaled therapeutic products based on our proprietary dry powder delivery technology, iSPERSE™, which enables delivery of small or large molecule drugs to the lungs by inhalation for local or systemic applications. The iSPERSE™ powders are engineered to be small, dense particles with highly efficient dispersibility and delivery to airways. iSPERSE™ powders can be used with an array of dry powder inhaler technologies and can be formulated with a broad range of drug substances including small molecules and biologics. We believe the iSPERSE™ dry powder technology offers enhanced drug loading and delivery efficiency that outperforms traditional lactose-blend inhaled dry powder therapies.

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

Our current pipeline is aligned to this goal as we develop iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases, including CNS disorders and pulmonary diseases. These therapeutic candidates include PUR3100 for the treatment of acute migraine, PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR1900 for the treatment of ABPA in patients with asthma and in patients with cystic fibrosis (“CF”). Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

We intend to capitalize on our iSPERSE™ technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of diseases, including those with considerable unmet medical needs, and to build our product pipeline beyond our existing candidates. In order to advance clinical trials for our therapeutic candidates and leverage the iSPERSE™ platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical and biotechnology companies or academic or private research institutes.

We expect to continue to incur substantial expenses and operating losses for at least the next several years based on our drug development plans. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine. We received Food and Drug Administration (“FDA”) acceptance of our Investigational New Drug Application (“IND”) and a “study may proceed” letter in September 2023, positioning PUR3100 as Phase 2-ready for potential financing or partnership discussions.

●	Pursue partnership or other alternatives to monetize or advance PUR1800, focusing on the development of an orally inhaled kinase inhibitor for treatment of AECOPD.

●	Terminate the PUR1900 Phase 2b study and seek to monetize PUR1900 in the United States.

●	Capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases, including those with important unmet medical needs.

●	Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights.

●	Seek partnerships and license agreements to support the product development and commercialization of our product candidates.

We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate product sales unless and until we successfully complete clinical developments and obtain regulatory approvals for our product candidates. Additionally, we currently utilize third-party contract research organizations (“CROs”) to carry out our clinical development activities and third-party contract manufacturing organizations (“CMOs”) to carry out our clinical manufacturing activities as we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur substantial expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings, licensing arrangements, collaborations with third parties, non-dilutive grants or other sources, potentially including collaborative commercial arrangements. Likewise, we intend to seek to limit our commercialization costs by partnering with other companies with complementary capabilities or larger infrastructure including sales and marketing.

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

Therapeutic Candidates

PUR3100

In 2020, we developed PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Currently DHE is only available as subcutaneous, intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 has the opportunity to be the first orally inhaled DHE treatment for acute migraine and be an alternative to other acute therapies. Given the oral inhaled route of delivery, PUR3100 is anticipated to provide relief from the rapid onset of migraine symptoms and provide a favorable tolerability profile.

A total of three 14-day good laboratory practice toxicology studies have been completed with PUR3100 to support single-dose clinical studies. We are planning to conduct a chronic toxicology study to support long-term dosing. Based on discussions with the FDA, this would complete the non-clinical requirements to support a new drug application (“NDA”).

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

The clinical study, performed at the Medicines Evaluation Unit in Manchester, UK, was a randomized, three-way crossover double-blind study with 14 days of daily dosing which included placebo and one of two doses of PUR1800, and included a 28-day follow up period after each treatment period. A total of 18 adults with stable COPD were enrolled. Safety and tolerability as well as systemic pharmacokinetics (“PK”) were evaluated.

PUR1800 was well tolerated and there were no observed safety signals. The PK data indicate that PUR1800 results in low and consistent systemic exposure when administered via oral inhalation. The topline data, along with the results from chronic toxicology studies, was delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma & Immunology (AAAAI) conference in the first quarter of 2023 and support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory diseases. We completed all data analysis to inform a study design for a potential Phase 2 efficacy and safety study, treating subjects with AECOPD. We plan to pursue an appropriate partner as a path forward to advance PUR1800 into a Phase 2 clinical trial.

Toxicology studies in rats and dogs, with durations of six and nine months respectively, are complete. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with little to no progression of findings from 28-day studies. We believe that this indicates potential for chronic dosing of PUR1800, enabling us to explore PUR1800 therapy for chronic respiratory diseases such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of acute exacerbation of COPD, these positive toxicology study results could expand potential indications and value of the program.

PUR1900

On April 15, 2019, we entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla Technologies LLC (“Cipla”) for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of PUR1900, our inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Second Amendment”) and a subsequent amendment on January 6, 2024 (the “Third Amendment”). All references to the Cipla Agreement herein refer to the Cipla Agreement, as amended. The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms.

Pursuant to the Third Amendment, all development and commercialization activities with respect to the Product in all markets other than the United States (the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that if Cipla successfully transfers manufacturing of the Product for the Cipla Territory to a manufacturing site determined by Cipla, we will become entitled to a royalty equal to 2% of net sales in the Cipla Territory.

We continued to develop PUR1900 pursuant to the Cipla Agreement during 2023. We and Cipla were each responsible for 60% and 40%, respectively, of our overhead costs and the time spent by our employees and consultants on development of the Product (“Direct Costs”). We have shared all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

Pursuant to the Third Amendment, we and Cipla agreed to stop patient enrollment at 8 subjects in the ongoing Phase 2b clinical study. During the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), we will complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in the Cipla Territory, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database for the Cipla Territory. We will share costs with Cipla during the Wind Down Period in the same proportions discussed above but subject to a maximum reimbursement amount by Cipla as approved by the joint steering committee.

After the conclusion of the Wind Down Period, Pulmatrix will bear no further financial responsibility for the commercialization and development of PUR1900 in the Cipla Territory, with such commercialization and development expenses of the Product in the Cipla Territory to be borne at Cipla’s sole cost and expense after January 6, 2024. We will receive 2% royalties on any potential future net sales by Cipla outside the United States.

Financial Overview

Revenues

To date, we have not generated any product sales. The 2023 and 2022 revenues were primarily generated from the Cipla Agreement as related to our PUR1900 program.

For more discussion on the Cipla Agreement, please see Note 6, Significant Agreements, to our consolidated financial statements included in this report.

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

Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts include work with consultants and substantial work at CROs and CMOs. We support an internal research and development team and facility for our pipeline and other potential development programs. To move these programs forward along our development timelines, a large portion (approximately 86%) of our staff are research and development employees. In addition, we maintain an office and research and development facility which includes capital equipment for the manufacture and characterization of our iSPERSE™ powders for our development efforts. As we identify opportunities for iSPERSE™ in additional indications, we anticipate additional headcount, capital, and development costs will be incurred to support these programs. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

We anticipate that our general and administrative expenses will increase in the future as they relate to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer liability insurance, investor relations costs and other costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in staffing and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following are our critical accounting estimates which involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations.

Revenue Recognition

Our principal source of revenue during the years ended December 31, 2023 and 2022 was derived from the Cipla Agreement. Revenue is recognized for the Cipla Agreement over the period of performance using a measure of progress based on costs incurred to date relative to the total expected costs (i.e., cost-to-cost method). A significant level of judgment is necessary to estimate the total expected costs. The amount of revenue recognized in a given period is dependent on the accuracy of our estimate of the total expected costs. When estimating total expected costs, we make assumptions and estimates regarding the total amount of internal and external resources required to satisfy the performance obligation, including the contracted scope of work with Cipla and tasks required to be completed, along with our ability and that of our contracted third parties to successfully carry out expected duties, achieve certain regulatory requirements and meet expected deadlines. We evaluate our measure of progress to recognize revenue for these agreements at each reporting date and, as necessary, adjust the measure of progress and related revenue recognition. We also evaluate contract modifications and amendments to determine whether any changes should be accounted for prospectively or on a cumulative catch-up basis.

Accrued Research and Development Costs

We have various contracts with third parties related to our research and development activities. Research and development costs are expensed as incurred. Costs that are incurred but not billed to us as of the end of the period are accrued. Estimating the expense incurred with CROs and CMOs involves significant uncertainty because these service providers may invoice us several months in arrears, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of the expense incurred in each period based on the information available to us, our knowledge of the nature of the contractual activities generating such costs and communications with the service providers. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. To date, our estimates have not been materially different than amounts actually incurred.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenues	$7,298	$6,071	$1,227

Operating expenses:
Research and development	15,518	18,240	(2,722)
General and administrative	6,520	6,778	(258)
Total operating expenses	22,038	25,018	(2,980)
Loss from operations	(14,740)	(18,947)	4,208
Other income (expense):
Interest income	867	309	558
Other expense, net	(248)	(198)	(50)
Net loss	$(14,121)	$(18,836)	$4,715

Revenues — Revenues were $7.3 million for the year ended December 31, 2023, as compared to $6.1 million for the year ended December 31, 2022, an increase of $1.2 million. The increase is related to higher activity under the Cipla Agreement during the period.

Research and development expenses — Research and development expenses were $15.5 million for the year ended December 31, 2023, as compared to $18.2 million for the year ended December 31, 2022, a decrease of approximately $2.7 million. The decrease was primarily due to decreased spend of $2.7 million in costs related to our PUR3100 program, $1.0 million of employment costs, and $0.7 million in costs related to our PUR1800 program, partially offset by an increase of $1.3 million in costs related to our PUR1900 program and $0.4 million of other operating costs.

General and administrative expenses — General and administrative expenses were $6.5 million for the year ended December 31, 2023, as compared to $6.8 million for the year ended December 31, 2022, a decrease of approximately $0.3 million. The decrease was primarily due to decreased spend of $0.7 million in employment costs, partially offset by an increase of $0.4 million in legal and professional services costs.

Liquidity and Capital Resources

Through December 31, 2023, we incurred an accumulated deficit of $287.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of December 31, 2023 was $19.2 million.

We anticipate that we will continue to incur losses over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that we will need additional capital to fund our operations as we continue to incur research and development and general and administrative expenses. We may raise such capital through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We are currently exploring financing or partnership arrangements to develop and initiate a potential Phase 2 clinical study for PUR3100.

We expect that our existing cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report on Form 10-K and into the first quarter of 2026. Such projections reflect the Third Amendment with Cipla and operational efficiencies and prioritization of spending implemented in the second quarter of 2023 and the first quarter of 2024. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(15,985)	(19,356)
Net cash used in investing activities	(676)	(86)
Net cash provided by financing activities	53	1,230
Net decrease in cash, cash equivalents, and restricted cash	$(16,608)	(18,212)

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $16.0 million, which was primarily the result of a net loss of $14.1 million and $4.3 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.4 million of net non-cash adjustments.

Net cash used in operating activities for the year ended December 31, 2022 was $19.4 million, which was primarily the result of a net loss of $18.8 million and $3.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.7 million of net non-cash adjustments.

Net cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was due to purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs, under the Sales Agreement (as defined below).

Net cash provided by financing activities for the year ended December 31, 2022 resulted from proceeds from the issuance of common stock, net of issuance costs, under the Sales Agreement (as defined below), partially offset by the payment of preferred stock issuance costs from a registered direct offering in December 2021.

Financings

In May 2021, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. During the year ended December 31, 2023, we sold 13,100 shares of common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand. During the year ended December 31, 2022, we sold 252,013 shares of common stock under the Sales Agreement at a weighted-average price of approximately $5.70 per share, which resulted in net proceeds of approximately $1.4 million.

Known Trends, Events and Uncertainties

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. The COVID-19 pandemic and its ongoing effects are expected to remain a serious threat for an indefinite future period and may continue to create significant economic uncertainty and volatility in the credit and capital markets, supply chain issues, global shortages of supplies, materials and products, and contribute to rising global inflation. In addition, the ongoing conflicts in Ukraine and Israel, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Management and the Board of Directors

The following table sets forth the persons who serve as our executive officers and directors, and their ages as of December 31, 2023.

Name	Age	Position
Teofilo Raad	53	Chief Executive Officer and Director
Peter Ludlum	68	Interim Chief Financial Officer
Margaret Wasilewski, M.D.	66	Chief Medical Officer
Richard Batycky, Ph.D.	55	Director
Todd Bazemore	53	Director
Christopher Cabell M.D.	55	Director
Michael J. Higgins	61	Director
Anand Varadan	57	Director

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

Margaret Wasilewski, M.D. Dr. Wasilewski has served as our Chief Medical Officer since March 2022 and brings extensive experience across different stages of pharmaceutical drug development in various therapeutic areas. She leverages over 20 years of experience in pharmaceutical drug development. Dr. Wasilewski held various leadership roles at Eli Lilly and Company, Targanta Therapeutics, Shire, and Summit Therapeutics. As President of ID Remedies LLC, Dr. Wasilewski has provided scientific, medical, and clinical development consultation to various biopharmaceutical companies. Her clinical development experience includes bacterial and viral infections, sepsis, neurology, and rare disease. Dr. Wasilewski received a medical degree from Tufts University School of Medicine and is board certified in Internal Medicine and completed fellowships in Infectious Diseases and Clinical Pharmacology at the University of California-San Francisco. Dr. Wasilewski received an MBA from Indiana University, Kelly School of Business; a master’s degree in Nutrition from the University of California-Berkeley and an undergraduate degree in Chemistry from Rutgers University.

Board of Directors (Non-Employee Directors)

Richard Batycky, Ph.D. Dr. Batycky was appointed to serve as a director of our Company in November 2019. He is currently the President and Chief Executive Officer of Nocion Therapeutics, Inc. having served in such position since 2018. Dr. Batycky has over two decades of experience with biotech start-ups from founding to acquisition across an array of platforms and disease states with notable expertise in inhaled drug development. From 2009 to 2014, he was the Chief Scientific Officer and a founder of Civitas Therapeutics, which was acquired by Acorda Therapeutics, Inc., or Acorda. At Acorda, he served as Chief Technology Officer from 2014 to 2018 where he led its novel dry powder inhalation therapy to treat motor issues in Parkinson’s patients through to FDA approval as Inbrija™. Prior to Civitas Therapeutics, he was Chief Scientific Officer and Senior VP of R&D at Pulmatrix from 2007 to 2009 and held prior positions at Alkermes and Advanced Inhalation Research from 1998 to 2007. Dr. Batycky received his B.Sc. in Chemical Engineering from the University of Calgary and his S.M. and Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology (MIT). We believe that Dr. Batycky’s noteworthy experience in inhaled drug development in biotechnology companies qualifies him to serve as a member of the Board.

Todd Bazemore. Mr. Bazemore was appointed to serve as a director of our Company in October 2020. Todd Bazemore has served as the President and Chief Operating Officer of KALA BIO, Inc. since December 2021 and as the Chief Operating Officer from November 2017 through November 2021. Previously, he served as Executive Vice President and Chief Operating Officer of Santhera Pharmaceuticals (USA) Inc., or Santhera, a pharmaceutical company and subsidiary of Santhera Pharmaceuticals Holdings AG, from September 2016 until November 2017. Prior to joining Santhera, Mr. Bazemore served as Executive Vice President and Chief Commercial Officer of Dyax Corp., or Dyax, a biopharmaceutical company focused on orphan diseases, between April 2014 and January 2016, when Dyax was acquired by Shire plc. Between April 2012 and September 2013, he served as Vice President, Managed Markets at Sunovion Pharmaceuticals, Inc., or Sunovion (a subsidiary of Dainippon Sumitomo Pharma Co. Ltd.), a global biopharmaceutical company focused on serious medical conditions. Prior to that, Mr. Bazemore held several roles of increasing responsibility at Sunovion, including Vice President of Sales and Vice President of the Respiratory Business Unit. He received his Bachelor of Science from the University of Massachusetts, Lowell. We believe that Mr. Bazemore has extensive business experience running the commercial operations of biopharmaceutical companies and qualifies him to serve as a member of the Board.

Christopher Cabell, M.D. Dr. Cabell was appointed to serve as a director of our Company in June 2020. He is currently the Chief Medical Officer and Executive Vice President at Zura Bio Ltd., having joined in January 2023. Prior to joining Zura Bio, Dr. Cabell was Chief Medical Officer and Head of Clinical Development at Emergent BioSolutions, Inc., having joined in February 2021. Previously, Dr. Cabell spent three (3) years at Arena Pharmaceuticals, Inc. with increasing responsibilities including Head of Research and Development, and Chief Medical Officer from October 2017 to November 2020. Dr. Cabell spent 10 years at Quintiles Inc. and QuintilesIMS in a variety of management positions including Chief Medical and Scientific Officer, Global Head of Medical and Project Management, and Global Head of Business Development from October 2007 to September 2017. Prior to joining Quintiles, Dr. Cabell was on faculty at Duke University School of Medicine in the Division of Cardiology. Dr. Cabell is a Fellow of the American College of Cardiology and has over 100 peer reviewed publications including in the New England Journal of Medicine, JAMA, and Annals of Internal Medicine. Board certified in both internal medicine and cardiovascular diseases, Dr. Cabell is an honors graduate of Pennsylvania State University and Duke University, earning both his Medical Degree and a Masters in Health Sciences from the latter. We believe that Dr. Cabell’s noteworthy experience in clinical drug development in biotechnology companies qualifies him to serve as a member of the Board.

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

Anand Varadan. Mr. Varadan was appointed to serve as a director of our Company in July 2021. He is currently the founder and President of Ignition Insights, LLC, a consulting firm providing commercial and strategic consultancy services to biopharma companies and investors. Previously, he was Executive Vice President, Chief Commercial Officer at Chiasma Inc., a commercial-stage biopharmaceutical company, until its acquisition by Amryt PLC. Mr. Varadan also served as Executive Vice President, Chief Commercial Officer of Karyopharm Therapeutics, Inc, an oncology-focused pharmaceutical company, where he started up commercial operations leading to the successful launch of XPOVIO for multiple myeloma. Earlier in his career, Mr. Varadan held executive leadership roles at Amgen Inc., a biopharmaceutical company, in the U.S., E.U., and Canada including Vice President, U.S. Inflammation and Nephrology Business Unit and Vice President and General Manager, Amgen Canada. Prior to Amgen, Mr. Varadan was a brand manager at Procter and Gamble Company. Mr. Varadan has a B.A. from George Washington University and an M.B.A. from the Simon Business School at the University of Rochester. Mr. Varadan’s extensive executive leadership experience and his in-depth knowledge of the biopharmaceutical industry make him well qualified to serve on the Board.

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

Board Composition

Our Amended and Restated Certificate of Incorporation and our Restated Bylaws (“Bylaws”) provide that our Board will consist of such number of directors as determined from time to time by resolution adopted by our Board. Effective April 6, 2021, the size of our Board has been fixed at six directors. Subject to any rights applicable to any then outstanding shares of preferred stock, any vacancies or newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority of the directors then in office. Our Board is classified into three classes, with the term of office of one class expiring each year. The term of Class I directors expires at the 2024 Annual Meeting, the term of office of Class II directors expires at the Company’s annual meeting of stockholders to be held in 2025 and the term of Class III directors expires at the Company’s annual meeting of stockholders to be held in 2026. Stockholders vote to elect directors of the class with a term then expiring each year at our annual meeting.

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

The table below provides additional diversity information regarding our directors. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix (as of March 25, 2024)

Total number of Directors:	6
Gender Identity:	Female	Male	Non-Binary	Did Not Disclose Gender
Directors		4		2

Demographic Background:
African American or Black
Alaskan Native or Native American
Asian		1
Hispanic or LatinX		1
Native Hawaiian or Pacific Islander
White		2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background	2

Director Independence

We are currently listed on the Nasdaq Capital Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Mr. Bazemore, Dr. Batycky, Dr. Cabell, Mr. Higgins, and Mr. Varadan have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Rules.

Board Committees, Meetings and Attendance

During 2023, the Board held six meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve, and each annual meeting of stockholders, either in person or by teleconference. During 2023, each director attended at least seventy-five percent (75%) of the total number of meetings held by the Board and Board committees of which such director was a member. Five of our directors attended our 2023 annual meeting of stockholders.

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. Currently, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Committee assignments are re-evaluated annually. Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at www.pulmatrix.com in the “Corporate Governance” section under “Investors.” As of the date of this report, the following table sets forth the membership of each of the Board committees listed above.

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

Our Audit Committee is composed of Michael J. Higgins (chairman), Richard Batycky, Ph.D. and Todd Bazemore. Our Board has determined that Mr. Higgins, Dr. Batycky and Mr. Bazemore were independent in accordance with Nasdaq Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Michael J. Higgins qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee met four times during 2023.

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

Our Compensation Committee is composed of Richard Batycky, Ph.D. (chairman), Christopher Cabell, M.D. and Anand Varadan. Our Board has determined that Dr. Batycky, Dr. Cabell and Mr. Varadan were independent in accordance with Nasdaq Rules. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee met two times during 2023. The Compensation Committee did not engage its own compensation consultant but did consider the analyses and recommendations of a consultant engaged by management.

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

Our Nominating and Corporate Governance Committee is composed of Todd Bazemore (chairman), Christopher Cabell, M.D. and Michael J. Higgins. The Nominating and Corporate Governance Committee did not meet during 2023.

Director Nominations

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Nominating and Corporate Governance Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. We did not pay fees to any third party to assist in the process of identifying or evaluating director candidates during 2023.

Our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our Annual Meeting. To recommend a nominee for election to the Board, a stockholder must submit his or her recommendation to our Secretary at our corporate offices at 36 Crosby Drive, Suite 100, Bedford, Massachusetts 01730. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws and must be received by us prior to the date set forth under “Submission of Future Stockholder Proposals” below. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees as specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made (including the number of shares beneficially owned, any hedging, derivative, short or other economic interests and any rights to vote any shares) and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made.

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

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o Secretary, Pulmatrix, Inc., 36 Crosby Drive, Suite 100, Bedford, Massachusetts 01730. Our Secretary will review and forward correspondence to the appropriate person or persons.

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

Insider Trading Policy and Anti-Hedging Policy

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

Executive Summary

This section discusses the material components of our executive compensation program. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer; (ii) the two most highly compensated executive officers other than our principal executive officer; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at the end of 2023. These current officers are referred to as our Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Teofilo Raad	2023	567,294	-		114,172	-	10,422	(2)	691,888
(Chief Executive Officer)	2022	525,272	-		234,375	237,003	10,422	(3)	1,007,072
Peter Ludlum(8)	2023	-	-		-	-	510,224	(4)	510,224
(Interim Chief Financial Officer)	2022	-	-		-	-	398,583	(4)	398,583
Margaret Wasilewski, M.D.(9)	2023	461,890	-		37,294	-	10,422	(2)	509,606
(Chief Medical Officer)	2022	368,333	-		101,882	133,755	10,085	(5)	614,055
Michelle S. Siegert(7)	2023	-	-		-	-	-		-
(Vice President, Finance)	2022	299,700	43,035	(6)	57,594	81,135	10,422	(3)	491,886

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2023 in our Annual Report on Form 10-K for the year ended December 31, 2023.
(2)	Represents Company 401(k) plan contributions of $9,900 and payment made by the Company for life, AD&D and LTD premiums in the amount of $522.
(3)	Represents Company 401(k) plan contributions of $9,150, payment made by the Company for life, AD&D and LTD premiums in the amount of $522 and cell phone reimbursement of $750.
(4)	The amount shown in the “All Other Compensation” column for Mr. Ludlum includes fees paid to Danforth Advisors, LLC on his behalf during the years ended December 31, 2023 and 2022.
(5)	Represents Company 401(k) plan contributions of $9,150, payment made by the Company for life, AD&D and LTD premiums in the amount of $435 and cell phone reimbursement of $500.
(6)	Represents a retention bonus which was paid on March 31, 2022.
(7)	As of April 18, 2022, Michelle S. Siegert no longer served as the Principal Accounting Officer and the Principal Financial Officer. Ms. Siegert was terminated effective July 31, 2023.
(8)	Peter Ludlum was appointed as our Interim Chief Financial Officer in April 2022.
(9)	Margaret Wasilewski, M.D. was appointed as our Chief Medical Officer in March 2022. On March 7, 2024, the Board approved the termination of Dr. Wasilewski.

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

Mr. Raad

On May 16, 2019, the Board appointed Mr. Raad to serve as Chief Executive Officer and a Class II director. Prior to Mr. Raad’s appointment as the Chief Executive Officer, Mr. Raad served as our Chief Business Officer pursuant to an employment agreement, dated April 28, 2017. On June 28, 2019, we and Mr. Raad entered into an amended and restated employment agreement (the “Raad Agreement”), with Mr. Raad to serve as our President and Chief Executive Officer. Mr. Raad’s employment with us is “at-will,” and the Raad Agreement does not include a specified term. As consideration for his services as Chief Executive Officer, the Raad Agreement provided that Mr. Raad would receive (i) an annual base salary of $450,000 and (ii) a target annual cash bonus equal to 45% of his base salary. Both Mr. Raad’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both our and Mr. Raad’s individual performance during the year. Effective as of January 1, 2022, after taking into consideration previous increases, Mr. Raad’s base salary was increased to $525,272 and the target annual cash bonus equaled 50% of the base salary. Effective as of January 1, 2023, Mr. Raad’s base salary was increased to $567,294 and the target annual cash bonus remained at 50% of the base salary. No incentive bonus was paid to Mr. Raad for the year ended December 31, 2023. Effective January 6, 2024, Mr. Raad was granted a Retention Bonus (defined below) totaling $340,000 payable in two equal installments following each of the first two calendar quarters in 2024.

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

Termination Benefits

Pursuant to the Raad Agreement, if Mr. Raad’s employment is terminated (i) by us without Cause (as defined in the Raad Agreement) or (ii) by Mr. Raad for good reason, then we must pay Mr. Raad, in addition to any then-accrued and unpaid obligations owed to him, (a) twelve (12) months of his then-current base salary, (b) a pro-rated bonus in an amount equal to the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, (c) a separation bonus equal to one hundred percent (100%) of the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, and (d) up to twelve (12) months of COBRA health insurance premiums at our then-normal rate of contribution. In addition, all unvested equity awards held by Mr. Raad that would have vested during the twelve (12) months following the termination date will immediately vest and become exercisable. If Mr. Raad’s employment is terminated (i) by us without Cause or (ii) by Mr. Raad for good reason, within twelve (12) months following a change in control, then Mr. Raad shall be entitled to receive, in addition to any then-accrued and unpaid obligations owed to him, (a) a lump sum payment equal to eighteen (18) months of his then-current base salary, (b) a pro-rated bonus in an amount equal to the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, (c) a separation bonus equal to one hundred percent (100%) of the target annual performance bonus to which Mr. Raad may have been entitled for the year in which the termination occurs, and (d) up to twelve (12) months of COBRA health insurance premiums at our then-normal rate of contribution. In addition, in that case, all unvested equity awards will immediately vest and become exercisable. Receipt of Mr. Raad’s severance and other termination benefits is subject to his execution of a release of claims and his compliance with the restrictive covenants contained in his agreements with the Company.

Under Mr. Raad’s employment agreement, “good reason” is defined as (i) relocation of Mr. Raad’s principal business location to a location more than fifty (50) miles from his then-current business location; (ii) a material diminution in Mr. Raad’s duties, authority, responsibilities, or reporting lines in a manner whereby Mr. Raad no longer reports to the Board; or (iii) a material reduction in Mr. Raad’s base salary; provided that (A) Mr. Raad provides the Company with written notice that he intends to terminate his employment for good reason within thirty (30) days of such circumstance occurring, (B) if such circumstance is capable of being cured, we have failed to cure such circumstance within a period of thirty (30) days from the date of such written notice, and (C) Mr. Raad terminates his employment within sixty five (65) days from the date that good reason first occurs.

Retention Bonus and Letter Agreement

On January 6, 2024, we and Mr. Raad entered into a letter agreement (the “Letter Agreement”), pursuant to which Mr. Raad shall be granted a retention bonus of $170,000 per quarter, for each of the full calendar quarters ending March 31, 2024 and June 30, 2024, respectively, less applicable payroll and other tax withholdings (such bonus, the “Retention Bonus”). Pursuant to the Letter Agreement, Mr. Raad must be employed by us on the last day of such applicable calendar quarter unless Mr. Raad’s employment is terminated on the closing date of a potential acquisition of us by an unrelated third party, merger by us with or into an unrelated third party or other liquidation event (such closing date, the “Retention Date”), in which case, Mr. Raad shall receive the full Retention Bonus for the calendar quarter in which the Retention Date occurs.

Notwithstanding the foregoing, if Mr. Raad’s employment with us is terminated by us without Cause prior to the Retention Date, or due to death or disability, then we shall pay to Mr. Raad the full Retention Bonus with respect to the calendar quarter of such termination, subject to the receipt of a release of claims by us (the “Release”). We shall not be obligated to pay the Retention Bonus if (i) Mr. Raad terminates his employment with us prior to the Retention Date, (ii) we terminate Mr. Raad’s employment prior to the Retention Date for Cause, or (iii) Mr. Raad’s employment is terminated due to his death, disability or by us without Cause, and a Release has not been received.

Mr. Ludlum

On April 14, 2022, we appointed Peter Ludlum as Interim Chief Financial Officer, effective as of April 18, 2022. Since December 2021, Mr. Ludlum has served as a consultant with Danforth Advisors, LLC (“Danforth”), a provider of strategic and operational finance and accounting for life science companies, and, since December 2021, Mr. Ludlum has served as our Strategic Advisor – Finance pursuant to a November 30, 2021 consulting agreement (the “Consulting Agreement”) between the Company and Danforth.

Pursuant to the Consulting Agreement, Danforth will receive cash compensation at a rate of $400 per hour for Mr. Ludlum’s services. Each month we and Danforth shall evaluate jointly the current fee structure and scope of Services. Danforth reserves the right to an annual increase in consultant rates of up to 4%, effective January 1 of each year. Upon termination of the Consulting Agreement, no compensation or benefits of any kind shall be payable or issuable to Danforth after the effective date of such termination. In addition, we will reimburse Danforth for reasonable out-of-pocket business expenses, including but not limited to travel and parking, incurred by Danforth in performing the services, upon submission by Danforth of supporting documentation reasonably acceptable to us. Any such accrued expenses in any given three (3) month period that exceed $1,000 shall be submitted to us for our prior written approval.

Pursuant to the Consulting Agreement, Mr. Ludlum will provide services to us under the Consulting Agreement as an independent contractor and employee of Danforth. The term of the Consulting Agreement will continue until such time as either party has given notice of termination. The Consulting Agreement may be terminated by either party hereto: (a) with cause (as defined in the Consulting Agreement) upon written notice to the other party; or (b) without cause upon 30 days prior written notice to the other party.

Dr. Wasilewski

On March 1, 2022, we appointed Dr. Wasilewski to serve as Chief Medical Officer. Dr. Wasilewski’s employment with us is “at-will,” pursuant to an employment agreement (the “Wasilewski Agreement”). As consideration for her services as Chief Medical Officer, the Wasilewski Agreement provided that Dr. Wasilewski would receive (i) an annual base salary of $442,000 and (ii) a target annual cash bonus equal to 40% of her base salary. Both Dr. Wasilewski’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both our and Dr. Wasilewski’s individual performance during the year.

Pursuant to the Wasilewski Agreement, we agreed to grant Dr. Wasilewski an option to purchase 21,060 shares of our common stock, subject to the terms and conditions of the Incentive Plan and our standard form of stock option agreement, as soon as practicable upon execution of the Wasilewski Agreement. Effective January 1, 2023, Dr. Wasilewski’s base salary was increased to $461,890 and the target annual cash bonus remained at 40% of the base salary. No incentive bonus was paid to Dr. Wasilewski for the year ended December 31, 2023. On March 7, 2024, the Board approved the termination of Dr. Wasilewski. Termination benefits to be provided to Dr. Wasilewski are described below.

Termination Benefits

Pursuant to the Wasilewski Agreement, if Dr. Wasilewski’s employment is terminated (i) by us other than cause or (ii) by Dr. Wasilewski for good reason, then we must pay Dr. Wasilewski, in addition to any then-accrued and unpaid obligations owed to her, the following (i) severance in the amount equal to six (6) months of her base salary, less all customary and required taxes and employment-related deductions, paid in equal installments commencing on the first payroll date following the date on which the release of claims referenced above becomes effective and non-revocable, provided that, if the release consideration period plus the revocation period spans two taxable years, payments will commence in the later taxable year; (ii) payment for any approved, but unpaid bonus for the year immediately preceding the year her employment terminates, less all customary and required taxes and employment-related deductions; (iii) payment of a pro-rated bonus in an amount equal to her target bonus to which she may have been entitled for the year in which her employment terminates, less all customary and required taxes and employment-related deductions; (iv) up to twelve (12) months of COBRA health insurance premiums at our then-normal rate of contribution. and (v) she shall become fully vested in any and all equity awards outstanding as of the date of her termination.

In the event that a change of control occurs and within a period of one (1) year following the change of control, either her employment is terminated by us other than for cause or she terminates her employment for good reason, in exchange for her execution and non-revocation of a release of claims, she shall receive the payments and benefits set forth above, provided that the severance shall be for twelve (12) months (rather than six (6) months).

Ms. Siegert

Ms. Siegert was terminated effective July 31, 2023. Previously, on November 13, 2019, the Board had appointed Ms. Siegert to serve as Vice President, Finance, and as our Principal Accounting Officer and the Principal Financial Officer, effective as of November 16, 2019. As of April 18, 2022, Ms. Siegert no longer served as the Principal Accounting Officer and the Principal Financial Officer. Ms. Siegert’s employment with us was “at-will” with no specified term, subject to an offer letter dated November 7, 2019 (the “Offer Letter”). As consideration for her services as Vice President, Finance, the Offer Letter provided that Ms. Siegert would receive (i) an annual base salary of $240,000 and (ii) a target annual cash bonus equal to 25% of her base salary, to be determined by the Chief Executive Officer at his or her sole discretion. Both Ms. Siegert’s salary and bonus are subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount is based on both our and Ms. Siegert’s individual performance during the year. Effective January 1, 2022, after taking into consideration previous increases, Ms. Siegert’s base salary was increased to $299,700 and the target annual cash bonus equaled 30% of the base salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2023:

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Teofilo Raad	1,651		—	540.00	05/01/2027
	3,704		—	93.60	06/05/2028
	15,999		—	21.20	05/16/2029
	23,572		—	30.80	01/09/2030
	38,269	(1)	820	30.80	01/09/2030
	458	(1)	41	25.60	04/02/2030
	20,615	(1)	7,659	29.40	01/28/2031
	18,749	(1)	18,751	7.41	01/27/2032
	8,724	(1)	26,176	3.99	01/26/2033
Margaret Wasilewski, M.D.	9,213	(2)	11,847	5.72	03/01/2032
	2,850	(1)	8,550	3.99	01/26/2033

(1)	Each of these options vests over a four (4) year period, with 2.08333% vesting on each monthly anniversary subsequent to the date of grant for a total of forty-eight (48) months.
(2)	This option award vests over a four (4) year period, with 25% vesting on the first anniversary and 2.08333% vesting on the last day of each of the subsequent thirty-six 36 months.

Compensation Recovery Policy

In November 2023, our board of directors approved a Compensation Recovery Policy, which states that in the event we are required to prepare an accounting restatement, then we are directed, to the fullest extent permitted by governing law, to recover from each executive officer the amount, if any, of previously awarded compensation that has been determined to be erroneously awarded. This policy applies to incentive-based compensation received by executive officers on or after October 2, 2023.

Director Compensation

We have entered into a director’s agreement with each of our non-employee directors. In 2023, under these agreements, non-employee directors were paid cash compensation payable in four quarterly payments as set forth in the table below.

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

Director Compensation Table

The following table presents the total compensation for each person who served as a member of our Board during 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period. Mr. Raad receives no additional compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Mr. Raad as our President and Chief Executive Officer for 2023 is set forth in the “Summary Compensation Table” under the section “Executive Compensation”.

Name	Fees earned or paid in cash ($)	Option awards (1)(2) ($)	Total ($)
Richard Batycky, Ph.D.	54,000	5,561	59,561
Todd Bazemore	52,500	5,561	58,061
Christopher Cabell, M.D.	45,000	5,561	50,561
Michael J. Higgins	85,000	7,969	92,969
Anand Varadan	40,000	5,561	45,561

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2023, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 9 to our consolidated financial statements, found elsewhere in this report.
(2)	As of December 31, 2023, our non-employee directors held the following aggregate number of options to purchase shares of our common stock: Dr. Batycky, 5,555 options; Mr. Bazemore, 5,055 options; Dr. Cabell, 5,055 options; Mr. Higgins, 9,151 options; and Mr. Varadan, 4,305 options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2024 by (i) each person known to us to beneficially own five percent (5%) or more of our common stock, (ii) each director and Named Executive Officer (as defined below) and (iii) all of our directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them and have an address of c/o Pulmatrix Inc., 36 Crosby Drive, Suite 100, Bedford, MA 01730, unless otherwise noted. Percentage of ownership is based on 3,652,285 shares of common stock issued and outstanding as of March 25, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of March 25, 2024 by that stockholder are deemed outstanding.

Name	Number of Shares Beneficially Owned	Percentage of Shares outstanding(1)	Beneficially Owned as a result of stock ownership	Beneficially Owned as a result of stock option ownership	Beneficially Owned as a result of warrant ownership
Named Executive Officers and Directors
Richard Batycky, Ph.D.	3,852	*	25	3,827	-
Todd Bazemore	3,141	*	-	3,141	-
Christopher Cabell M.D.	3,265	*	-	3,265	-
Michael J. Higgins	6,531	*	-	6,531	-
Anand Varadan	2,247	*	-	2,247	-
Teofilo Raad	140,988	3.72%	-	140,988	-
Peter Ludlum	-	*	-	-	-
Margaret Wasilewski, M.D.	14,767	*	-	14,767	-
All directors and executive officers as a group of eight persons	174,791	4.57%	25	174,766	-
5% Stockholders
Sabby Volatility Warrant Master Fund, Ltd(2) c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007 Cayman Islands	182,249	4.99%	182,249	-	-

*	Less than 1%.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned in column one includes shares of common stock issuable upon the exercise of stock options and warrants that are currently exercisable or will become exercisable within sixty (60) days of March 25, 2024.
(2)	This information is based on the information reported on the Schedule 13G filed on January 2, 2024 by Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC, and Hal Mintz, and other information available to the Company. Sabby Volatility Warrant Master Fund, Ltd (“Sabby”) is the beneficial owner of 182,249 shares of common stock. As of March 25, 2024, Sabby owns warrants that would be exercisable up to 248,409 additional shares of common stock, except for a limitation set forth in the warrant agreements that restricts Sabby’s ability to exercise the warrants if such exercise would result in Sabby Volatility Warrant Master Fund, Ltd owning more than 4.99% of the Company’s currently outstanding number of shares of common stock. The principal address of Sabby is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007 Cayman Islands.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the Incentive Plan, the 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and the 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”), the weighted-average exercise price of options issued under the Incentive Plan, Original 2013 Plan and the 2003 Plan, and the number of securities remaining available for future issuance under the Incentive Plan, the Original 2013 Plan and the 2003 Plan, in each case as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders(1)	344,306	$20.92	288,186
Equity compensation plans not approved by security holders(2)	—	—	—

Total	344,306	$20.92	288,186

(1)	Represents shares available for issuance under the Incentive Plan.
(2)	Excludes 8 shares of our common stock issuable upon outstanding options granted under equity compensation plans granted under the Original 2013 Plan. No additional awards may be issued under the Original 2013 Plan nor the 2003 Plan. As of December 31, 2023, there were 8 options with a weighted average exercise price of $3.40 per share outstanding pursuant to the Original 2013 Plan and no options outstanding pursuant to the 2003 Plan.
(3)	The number of authorized shares under the Incentive Plan is subject to annual increases based upon an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. Pursuant to the “evergreen” provision currently in effect, the annual increase in the number of shares shall be equal to five percent (5%) of the number of shares of our common stock outstanding as of such date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Since January 1, 2022, there were no transactions nor proposed transactions with related persons outside the normal course of business in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Marcum LLP for professional services rendered in the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$272,926	$238,885
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$272,926	$238,885

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our interim financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our unaudited interim financial statements.

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

All of the services rendered by Marcum LLP in 2023 were pre-approved by the Audit Committee.

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

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	At the Market Offering Agreement, dated May 26, 2021, by and between Pulmatrix, Inc. and H.C. Wainwright & Co., LLC		Form S-3 (Exhibit 1.2)	05/26/21	333-256502

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K/A (Exhibit 3.1)	12/17/21	001-36199

3.5	Certificate of Correction to the Certificate of Designation, filed December 16, 2021		Form 8-K/A (Exhibit 3.2)	12/17/21	001-36199

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019		Form 8-K (Exhibit 3.1)	02/06/19	001-36199

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 28, 2022		Form 10-K (Exhibit 3.7)	03/29/22	001-36199

3.8	Amendment to the Restated Bylaws of Pulmatrix Inc., dated as of April 28, 2022		Form 8-K (Exhibit 3.1)	04/29/22	001-36199

4.1	Form of Specimen Stock Certificate		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Representative’s Warrant Agreement		Form S-1/A (Exhibit 4.2)	02/24/14	333-190476

4.3	Warrant Agreement, dated June 16, 2015, by and between Pulmatrix, Inc. and Hercules Technology Growth Capital, Inc.		Form 8-K (Exhibit 10.3)	06/16/15	001-36199

4.4	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.5	Form of Series B Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.8)	03/28/18	333-223630

4.6	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated March 28, 2018		Form S-1/A (Exhibit 4.7)	03/28/18	333-223630

4.7	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated December 3, 2018		Form 8-K (Exhibit 4.1)	12/03/18	001-36199

4.8	Form of Common Warrant issued in Pulmatrix Public Offering, dated December 3, 2018	Form 8-K (Exhibit 4.2)	12/03/18	001-36199

4.9	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated January 31, 2019	Form 8-K (Exhibit 4.1)	1/30/19	001-36199

4.10	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated February 4, 2019	Form 8-K (Exhibit 4.1)	02/01/19	001-36199

4.11	Form of Common Warrant issued in Pulmatrix Direct Registered Offering, dated February 12, 2019	Form 8-K (Exhibit 4.1)	02/11/19	001-36199

4.12	Form of Placement Agent Warrant issued in Pulmatrix Registered Direct Offering, dated February 12, 2019	Form 8-K (Exhibit 4.2)	02/11/19	001-36199

4.13	Form of Common Stock Warrant issued in Pulmatrix Public Offering, dated April 1, 2019	Form S-1/A (Exhibit 4.13)	04/01/19	333-230395

4.14	Form of Pre-Funded Warrant issued in Pulmatrix Public Offering, dated April 1, 2019	Form S-1/A (Exhibit 4.11)	04/01/19	333-230395

4.15	Form of Underwriter Warrant issued in Pulmatrix Public Offering, dated April 1, 2019	Form S-1/A (Exhibit 4.12)	04/01/19	333-230395

4,16	Form of Common Warrant issued in Pulmatrix Public Offering, dated April 16, 2020	Form 8-K (Exhibit 4.1)	04/16/20	001-36199

4.17	Form of Placement Agent Warrant issued in Pulmatrix Public Offering dated April 16, 2020	Form 8-K (Exhibit 4.1)	04/20/20	001-36199

4.18	Form of Warrant Dated July 9, 2020	Form 8-K (Exhibit 4.1)	07/09/20	001-36199

4.19	Form of Common Stock Purchase Warrant, dated December 17, 2021	Form 8-K (Exhibit 4.1)	12/15/21	001-36199

4.20	Form of Placement Agent Warrant dated December 17, 2021	Form 8-K (Exhibit 4.2)	12/15/21	001-36199

4.21	Description of Securities	Form 10-K (Exhibit 4.21)	03/29/22	001-36199

4.22	Form of Placement Agent Warrant dated February 16, 2021	Form 8-K (Exhibit 4.1)	02/16/21	001-36199

10.1*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan	Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.2*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan	Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.3*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan	Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.4	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.	Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.5	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018	Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.6*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad	Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.7	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.8*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019	Form S-8 (Exhibit 99.3)	06/04/19	333-231935

10.9*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019	Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.10**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019	Form 10-K (Exhibit 10.13)	03/26/20	001-36199

10.11	Securities Purchase Agreement	Form 8-K (Exhibit 10.1)	04/16/20	001-36199

10.12	Form of Letter Agreement	Form 8-K (Exhibit 10.1)	07/09/20	001-36199

10.13	Form of Securities Purchase Agreement dated December 15, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	12/15/21	001-36199

10.14**	Second Amendment to Development and Commercialization Agreement, dated as of November 8, 2021, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 8-K (Exhibit 10.1)	11/09/21	001-36199

10.15	Form of Securities Purchase Agreement dated February 11, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	02/16/21	001-36199

10.16*	Consulting Agreement, dated November 30, 2021, by and between Pulmatrix, Inc. and Danforth Advisors, LLC	Form 8-K (Exhibit 10.1)	04/14/22	001-36199

10.17***	Third Amendment to the Development and Commercialization Agreement, dated as of January 6, 2024, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc., and Cipla Technologies LLC.		Form 8-K (Exhibit 10.1)	01/08/24	001-36199

10.18*	Letter Agreement, dated January 6, 2024, by and between Teofilo Raad and the Company		Form 8-K (Exhibit 10.2)	01/08/24	001-36199

21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	03/13/18	001-36199

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (furnished herewith)

97.01	Compensation Recovery Policy	X

101. INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These exhibits are management contracts or compensatory plans or arrangements.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.
***	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: March 28, 2024	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Teofilo Raad	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2024
Teofilo Raad

/s/ Peter Ludlum	Interim Chief Financial Officer	March 28, 2024
Peter Ludlum	(Principal Financial and Accounting Officer)

/s/ Michael J. Higgins	Chairman of the Board of Directors	March 28, 2024
Michael J. Higgins

/s/ Richard Batycky, Ph.D.	Director	March 28, 2024
Richard Batycky, Ph.D.

/s/ Todd Bazemore	Director	March 28, 2024
Todd Bazemore

/s/ Christopher Cabell, M.D.	Director	March 28, 2024
Christopher Cabell, M.D.

/s/ Anand Varadan	Director	March 28, 2024
Anand Varadan

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulmatrix, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 28, 2024

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,173	$35,628
Restricted cash	-	153
Accounts receivable	928	1,298
Prepaid expenses and other current assets	742	1,068
Total current assets	20,843	38,147
Property and equipment, net	1,158	235
Operating lease right-of-use asset	10,309	710
Long-term restricted cash	1,472	1,472
Other long-term assets	176	389
Total assets	$33,958	$40,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,915	$1,188
Accrued expenses and other current liabilities	947	1,638
Operating lease liability	429	857
Deferred revenue	618	1,339
Total current liabilities	3,909	5,022
Deferred revenue, net of current portion	3,727	4,822
Operating lease liability, net of current portion	8,327	-
Total liabilities	15,963	9,844
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 and 3,639,185 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Additional paid-in capital	305,592	304,585
Accumulated deficit	(287,597)	(273,476)
Total stockholders’ equity	17,995	31,109
Total liabilities and stockholders’ equity	$33,958	$40,953

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues	$7,298	$6,071

Operating expenses
Research and development	15,518	18,240
General and administrative	6,520	6,778
Total operating expenses	22,038	25,018
Loss from operations	(14,740)	(18,947)
Other income (expense)
Interest income	867	309
Other expense, net	(248)	(198)
Total other income, net	619	111
Net loss	$(14,121)	$(18,836)
Net loss per share attributable to common stockholders – basic and diluted	$(3.87)	$(5.46)
Weighted average common shares outstanding – basic and diluted	3,651,911	3,447,701

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	1,830	$1,081	3,222,037	$-	$301,008	$(254,640)	$47,449
Conversion of preferred stock to common stock	(1,830)	(1,081)	152,500	-	1,081	-	-
Issuance of common stock, net of issuance costs	-	-	252,013	-	1,382	-	1,382
Adjustment due to reverse stock split	-	-	12,635	-	-	-	-
Stock-based compensation	-	-	-	-	1,114	-	1,114
Net loss	-	-	-	-	-	(18,836)	(18,836)
Balance — December 31, 2022	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	954	-	954
Net loss	-	-	-	-	-	(14,121)	(14,121)
Balance — December 31, 2023	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,121)	$(18,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	162
Amortization of operating lease right-of-use asset	1,341	1,383
Stock-based compensation	954	1,114
Loss on disposal of property and equipment	8	-
Changes in operating assets and liabilities:
Accounts receivable	370	(1,231)
Prepaid expenses and other current assets	326	(197)
Other long-term assets	213	(389)
Accounts payable	727	511
Accrued expenses and other current liabilities	(1,080)	405
Operating lease liability	(3,041)	(1,431)
Deferred revenue	(1,816)	(847)
Net cash used in operating activities	(15,985)	(19,356)
Cash flows from investing activities:
Purchases of property and equipment	(676)	(86)
Net cash used in investing activities	(676)	(86)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	53	1,382
Preferred stock issuance costs	-	(152)
Net cash provided by financing activities	53	1,230
Net decrease in cash, cash equivalents and restricted cash	(16,608)	(18,212)
Cash, cash equivalents and restricted cash — beginning of period	37,253	55,465
Cash, cash equivalents and restricted cash — end of period	$20,645	$37,253

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$19,173	$35,628
Restricted cash	-	153
Long-term restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash	$20,645	$37,253

Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$9,116	$-
Purchases of property and equipment not yet paid	$389	$-
Conversion of preferred stock to common stock	$-	$1,081

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of the Business

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a clinical-stage biopharmaceutical company focused on the development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™, is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE™-based therapeutic candidates targeted at prevention and treatment of a range of respiratory and other diseases with important unmet medical needs.

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

Based on its current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2023, will be adequate to fund its currently anticipated operating expenses for at least twelve months from the date these financial statements are issued. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations. In addition, any disruption in the capital markets could make any financing more challenging, and there can be no assurance that Pulmatrix will be able to obtain such financing on commercially reasonable terms or at all. Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. The most significant estimates and assumptions in the Company’s consolidated financial statements include, but are not limited to, estimates of future expected costs in order to derive and recognize revenue and estimates related to clinical trial accruals and upfront deposits.

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

For the year ended December 31, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying consolidated financial statements. For the year ended December 31, 2022, revenue from one customer accounted for approximately 99% of revenue recognized in the accompanying consolidated financial statements. As of both December 31, 2023 and 2022, one customer accounted for 100% of accounts receivable.

Accounts Receivable

The Company’s accounts receivable generally relate to amounts reimbursable under its collaboration agreements with partners. The contractual life of the Company’s receivables is generally short term. The Company makes judgments as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer’s inability to pay. Specific amounts determined to be uncollectable are charged against the reserve. The Company believes that credit risks associated with its partners are not significant. For the years ended December 31, 2023 and 2022, the Company did not record any expected credit losses related to accounts receivable.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are held in US banks and consist of cash deposited in operating and money market accounts.

Restricted cash represents cash held in a depository account at a financial institution to collateralize conditional stand-by letters of credit related to the Company’s current office and laboratory facility lease agreement in the amounts of $1,421, as well as $51 deposited in a money market account as security for a credit card as of December 31, 2023.

During the year ended December 31, 2023, $153 of restricted cash collateralizing a letter of credit related to the Company’s former headquarters lease became unrestricted, providing additional cash available for operations.

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

As of December 31, 2023 and 2022, the Company did not hold any financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis. During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

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

Revenue Recognition

The Company’s principal source of revenue during the years ended December 31, 2023 and 2022 was derived from a collaboration arrangement and license agreement that relate to the development and commercialization of PUR1900 under the Cipla Agreement (as defined below).

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

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a substantial component of research and development expenses and include costs associated with third-party contractors, clinical research organizations (“CROs”) and clinical manufacturing organizations (“CMOs”). Invoicing from third-party contractors for services performed can lag several months. The Company accrues the costs of services rendered in connection with third-party contractor activities based on management’s estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as prepaid expenses and amortized over the service period as the services are provided.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2023 that had a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has been subsequently amended. The provisions of ASU 2016-13 modify the impairment model for financial instruments to utilize an expected loss methodology in place of the currently used incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted the standard as of January 1, 2023. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

As of December 31, 2023, there are no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Insurance	$232	$286
Software and hosting costs	108	99
Clinical and consulting	30	517
Other	372	166
Total prepaid expenses and other current assets	$742	$1,068

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Laboratory equipment	$1,656	$1,827
Capital in progress	600	-
Office furniture and equipment	401	217
Computer equipment	237	275
Leasehold improvements	-	664
	2,894	2,983
Less accumulated depreciation and amortization	(1,736)	(2,748)
Property and equipment, net	$1,158	$235

Depreciation and amortization expense for the year ended December 31, 2023 and 2022 was $134 and $162, respectively. During the year ended December 31, 2023, the Company disposed of certain property and equipment primarily in connection with moving to its new office, resulting in a loss on disposal of $8. During the year ended December 31, 2022, the Company disposed of certain fixed assets with immaterial gross costs and accumulated depreciation.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued purchases of property and equipment	$389	$-
Clinical and consulting	347	475
Wages and incentives	70	1,130
Legal and patents	42	-
Other	99	33
Total accrued expenses and other current liabilities	$947	$1,638

6. Significant Agreements

Development and Commercialization Agreement with Cipla Technologies LLC (“Cipla”)

On April 15, 2019, the Company entered into a Development and Commercialization Agreement (the “Cipla Agreement”) with Cipla for the co-development and commercialization, on a worldwide exclusive basis, of PUR1900, the Company’s inhaled iSPERSE™ drug delivery system (the “Product”) enabled formulation of the antifungal drug itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including allergic bronchopulmonary aspergillosis (“ABPA”) in patients with asthma. The Company entered into an amendment to the Cipla Agreement on November 8, 2021 (the “Second Amendment”) and a subsequent amendment on January 6, 2024 (the “Third Amendment”). All references to the Cipla Agreement herein refer to the Cipla Agreement, as amended.

The Company received a non-refundable upfront payment of $22.0 million (the “Upfront Payment”) under the Cipla Agreement. Upon receipt of the Upfront Payment, the Company irrevocably assigned to Cipla the following assets, solely to the extent that each covers the Product in connection with any treatment, prevention, and/or diagnosis of diseases of the pulmonary system (“Pulmonary Indications”): all existing and future technologies, current and future drug master files, dossiers, third-party contracts, regulatory filings, regulatory materials and regulatory approvals, patents, and intellectual property rights, as well as any other associated rights and assets directly related to the Product, specifically in relation to Pulmonary Indications (collectively, the “Assigned Assets”), excluding most specifically the Company’s iSPERSE™ technology. A portion of the Upfront Payment was deposited by the Company into a bank account, along with an equal amount from the Company, and was dedicated to the development of the Product (the “Initial Development Funding”). The Initial Development Funding was depleted during the year ended December 31, 2021, at which point the Company and Cipla each became responsible for a portion of the development costs actually incurred as described below (the “Co-Development Phase”).

Pursuant to the Second Amendment, the Company and Cipla were each responsible for 60% and 40%, respectively, of the Company’s overhead costs and the time spent by the Company’s employees and consultants on development of the Product (“Direct Costs”). The Company will share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

Pursuant to the Third Amendment, the Company and Cipla agreed that, during the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), the Company will complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in regions other than the United States, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database. The Company will share costs with Cipla during the Wind Down Period in the same proportions in effect with the Second Amendment discussed above, but subject to a maximum reimbursement amount by Cipla as approved by the joint steering committee.

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

The Company initially determined the total transaction price to be $22.0 million – comprised of $12.0 million for research and development services for the Product and $10.0 million for the irrevocable license to the Assigned Assets. Any consideration related to the Co-Development Phase was not initially included in the transaction price as such amounts are subject to the variable consideration constraint. Additionally, upon commercialization, Cipla and the Company will share equally, both positive and negative total free cash-flows earned by Cipla in respect of the Product. However, the Company has not included such free cash-flows in the transaction price as these milestones are constrained.

The Company concluded that the Second Amendment represented a contract modification that is treated for accounting purposes as the termination of the Cipla Agreement and a creation of a new contract (the “Amended Cipla Agreement”). Accordingly, the modification is accounted for on a prospective basis. The total transaction price for the Amended Cipla Agreement includes variable consideration from the Second Amendment as well as $7.4 million deferred under the Cipla Agreement as of the Second Amendment execution date.

The Company concluded that the Third Amendment, executed on January 6, 2024, is a nonrecognized subsequent event for the year ended December 31, 2023. Accordingly, the Company’s accounting for the Cipla Agreement as of and during the year ended December 31, 2023 reflects the contract and estimates in effect as of December 31, 2023.

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

During the years ended December 31, 2023 and 2022, the Company recognized $7.3 million and $6.1 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. Of the revenue recognized during the years ended December 31, 2023 and 2022, $1.1 million and $0.8 million, respectively, was included in deferred revenue at the beginning of the period. As of December 31, 2023, the aggregate transaction price related to the Company’s unsatisfied obligations was $4.3 million and was recorded in deferred revenue, $0.6 million of which was current.

7. Common Stock

In May 2021, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as the Company’s sales agent with respect to the issuance and sale of up to $20.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) on May 26, 2021, and subsequently declared effective on June 9, 2021 (File No. 333-256502), and a related prospectus. HCW acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”). If expressly authorized by the Company, HCW may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During the year ended December 31, 2023, the Company sold 13,100 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

During the year ended December 31, 2022, the Company sold 252,013 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $5.70 per share which resulted in net proceeds of approximately $1.4 million.

8. Warrants

The following table summarizes warrant activity for the year ended December 31, 2023:

	Number of Common Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	1,284,803	$61.30
Warrants Expired	(123,310)	149.99
Outstanding December 31, 2023	1,161,493	$51.89	1.78	$-

The following represents a summary of the warrants outstanding and exercisable at December 31, 2023, all of which are equity-classified:

	Adjusted		Number of Shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	$35.99	July 14, 2025	334,800	334,800
April 8, 2019	$26.99	April 8, 2024	65,907	65,907
April 8, 2019	$33.74	April 3, 2024	39,871	39,871
February 12, 2019	$36.62	February 7, 2024	5,548	5,548
February 12, 2019	$26.79	August 12, 2024	66,675	66,675
February 4, 2019	$42.49	January 30, 2024	1,732	1,732
January 31, 2019	$42.49	January 26, 2024	511	511
December 3, 2018	$77.99	June 3, 2024	46,876	46,876
June 15, 2015	$1,509.99	Five years after milestone achievement	15,955	-
Total			1,161,493	1,145,538

9. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of December 31, 2023, the Incentive Plan provided for the grant of up to 636,322 shares of the Company’s common stock, of which 288,186 shares remained available for future grant. In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of December 31, 2023, the two legacy plans have a total of 8 options outstanding, all of which are fully vested and for which common stock will be issued upon exercise.

The following table summarizes stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2023	304,823	$28.66
Granted	118,472	$3.98
Forfeited or cancelled	(78,965)	$25.27
Expired	(24)	$376.25
Outstanding — December 31, 2023	344,306	$20.92	7.54	$-
Exercisable — December 31, 2023	206,695	$29.99	6.88	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. During the years ended December 31, 2023 and 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $3.27 per share and $5.41 per share, respectively. The weighted-average assumptions used in determining fair value of the stock options for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Expected option life (years)	6.0	6.0
Risk-free interest rate	3.53%	2.06%
Expected volatility	104.24%	113.25%
Expected dividend yield	-%	-%

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

As of December 31, 2023, there was $0.8 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The following table presents total stock-based compensation expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Research and development	$243	$254
General and administrative	711	860
Total stock-based compensation expense	$954	$1,114

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of December 31, 2023, the Company had no material noncancellable commitments not expected to be reimbursed under the Cipla Agreement.

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

11. Leases

New Corporate Headquarters

The Company has limited leasing activities as a lessee which are primarily related to its corporate headquarters, which were relocated during the year ended December 31, 2023. On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprise approximately 20,000 square feet of office and lab space, and the lease provides for base rent of $0.1 million per month, payment of which began in March 2024, and which will increase 3% each year over the ten-year noncancellable term. The Company has the option to extend the lease for one additional five-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

The lease commenced on August 1, 2023, following substantial completion of construction to prepare the premises for the Company’s use, and the Company has included the lease as a component of its operating lease right-of-use asset and operating lease liabilities upon commencement. The improvements to prepare the leased premises for the Company’s intended use have been funded by (i) the landlord, through a tenant allowance of $3.9 million, (ii) a landlord-funded advance on tenant improvements of $0.5 million which will be repaid over the lease term, and (iii) approximately $2.2 million funded by the Company.

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

The components of lease expense for the Company for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Lease cost
Fixed lease cost	$1,753	$1,430
Variable lease cost	593	695
Total lease cost	$2,346	$2,125

Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,454	$1,478
Weighted-average remaining lease term — operating leases	9.9 years	0.5 years
Weighted-average discount rate — operating leases	11.00%	2.97%

Maturities of lease liabilities due under these lease agreements as of December 31, 2023 are as follows:

Operating Leases
Maturity of lease liabilities
2024	$1,357
2025	1,326
2026	1,364
2027	1,402
2028	1,442
2029 and thereafter	7,711
Total lease payments	14,602
Less: interest	(5,846)
Total lease liabilities	$8,756

Reported as of December 31, 2023
Lease liabilities — short term	$429
Lease liabilities — long term	8,327
Total lease liabilities	$8,756

12. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the consolidated financial statements is as follows:

	2023	2022
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.9%	6.0%
Research and development credits	7.9%	4.9%
Expiration of stock options	(3.1)%	(2.5)%
Permanent differences	1.4%	0.9%
Limitations on credits and net operating losses	(1.7)%	(0.8)%
Change in valuation allowance	(31.4)%	(29.5)%
	-	-

The significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$12,866	$11,557
Capitalized research and development expenses	7,642	4,460
Lease liability	2,977	234
Research and development credit carryforwards	1,528	698
Stock-based compensation	873	860
Capitalized start-up expenses	153	293
Other	1,303	2,206
Total deferred tax assets	27,342	20,308
Deferred tax liabilities:
Right-of-use-asset	(2,816)	(194)
Total deferred tax liabilities	(2,816)	(194)
Valuation allowance	(24,526)	(20,114)
Net deferred tax liabilities	$-	$-

Subject to the limitations described below, as of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $58.1 million available to reduce future taxable income, of which $3.8 million is subject to expiration between 2026 and 2037 and $54.3 million may be carried forward indefinitely. As of December 31, 2023, the Company had state net operating loss carryforwards of approximately $10.5 million, which is subject to expiration between 2030 and 2043. The Company also had research and development credits of approximately $1.6 million as of December 31, 2023 to offset future federal and state income taxes, which is subject to expiration at various times through 2043.

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

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2023 and 2022. The valuation allowance increased by $4.4 million during the year ended December 31, 2023, primarily due to the capitalization of research and development expenses and increase in loss carryforwards by the Company.

As part of the Tax Cuts and Jobs Act that was enacted in December of 2017, taxpayers are required to capitalize research and development expenses and amortize them over five years if the expense is incurred in the US and over fifteen years if incurred in a foreign jurisdiction. The effective date for that provision is for tax years beginning on or after January 1, 2022. The capitalization requirement increased deferred tax assets related to research and development expenses and decreased taxable loss in the current year, both of which were offset by a full valuation allowance.

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

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is utilized. The Company’s returns remain subject to federal and state audits for the years 2020 through 2023. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The Company anticipates that the amount of unrecognized tax benefits will not materially change in the next twelve months.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2022	$-
Additions for current year tax positions	229
Balance — December 31, 2022	229
Additions for current year tax positions	276
Balance — December 31, 2023	$505

The Company’s total uncertain tax positions increased during the year ended December 31, 2023 as a result of a reserve established on federal and state research and development credits generated in the current year. None of the uncertain tax positions, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

13. Net Loss Per Share

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	344,306	304,823
Warrants to purchase common stock	1,161,493	1,284,803
Total potentially dilutive securities excluded	1,505,799	1,589,626

14. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2023 through the date the consolidated financial statements were issued to ensure that the consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2023, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the consolidated financial statements.

