Form 10-Q
period 2024-03-31
Pulmatrix, Inc.
filed 2024-05-10
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,300	$19,173
Accounts receivable	570	928
Prepaid expenses and other current assets	712	742
Total current assets	17,582	20,843
Property and equipment, net	1,108	1,158
Operating lease right-of-use asset	10,094	10,309
Long-term restricted cash	1,472	1,472
Other long-term assets	135	176
Total assets	$30,391	$33,958
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$721	$1,915
Accrued expenses and other current liabilities	1,677	947
Operating lease liability	383	429
Deferred revenue	363	618
Total current liabilities	3,144	3,909
Deferred revenue, net of current portion	-	3,727
Operating lease liability, net of current portion	8,229	8,327
Total liabilities	11,373	15,963
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	305,790	305,592
Accumulated deficit	(286,772)	(287,597)
Total stockholders’ equity	19,018	17,995
Total liabilities and stockholders’ equity	$30,391	$33,958

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$5,885	$1,499

Operating expenses:
Research and development	3,512	3,874
General and administrative	1,626	2,210
Total operating expenses	5,138	6,084
Income (loss) from operations	747	(4,585)
Other income (expense):
Interest income	160	222
Other expense, net	(82)	(85)
Total other income, net	78	137
Net income (loss)	$825	$(4,448)
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.23	$(1.22)
Weighted average common shares outstanding - basic and diluted	3,652,285	3,650,769

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2024	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995
Stock-based compensation	-	-	-	-	198	-	198
Net income	-	-	-	-	-	825	825
Balance — March 31, 2024	-	$-	3,652,285	$-	$305,790	$(286,772)	$19,018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	296	-	296
Net loss	-	-	-	-	-	(4,448)	(4,448)
Balance — March 31, 2023	-	$-	3,652,285	$-	$304,934	$(277,924)	$27,010

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$825	$(4,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	59	32
Amortization of operating lease right-of-use asset	215	369
Stock-based compensation	198	296
Changes in operating assets and liabilities:
Accounts receivable	358	558
Prepaid expenses and other current assets	30	(86)
Other long-term assets	41	(510)
Accounts payable	(1,194)	(610)
Accrued expenses and other current liabilities	875	24
Operating lease liability	(144)	(422)
Deferred revenue	(3,982)	(131)
Net cash used in operating activities	(2,719)	(4,928)
Cash flows from investing activities:
Purchases of property and equipment	(154)	-
Net cash used in investing activities	(154)	-
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	53
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents and restricted cash	(2,873)	(4,875)
Cash, cash equivalents and restricted cash — beginning of period	20,645	37,253
Cash, cash equivalents and restricted cash — end of period	$17,772	$32,378

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$16,300	$30,753
Restricted cash	-	153
Long-term restricted cash	1,472	1,472
Total cash, cash equivalents and restricted cash	$17,772	$32,378

Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment not yet paid	$244	$-
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$-	$344

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a clinical-stage biopharmaceutical company focused on the development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™, is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company is developing a pipeline of iSPERSE™-based therapeutic candidates targeted at prevention and treatment of a range of central nervous system, respiratory and other diseases with important unmet medical needs.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024 (the “Annual Report”).

The financial information as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents as of March 31, 2024, will be adequate to fund its currently anticipated operating expenses for at least twelve months from the date these condensed consolidated financial statements are issued. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations. In addition, any disruption in the capital markets could make any financing more challenging, and there can be no assurance that Pulmatrix will be able to obtain such financing on commercially reasonable terms or at all. Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

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

For the three months ended March 31, 2024, revenue from one customer accounted for 96% of revenue recognized in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements. As of March 31, 2024, two customers accounted for 97% of accounts receivable. As of December 31, 2023, one customer accounted for 100% of accounts receivable.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the three months ended March 31, 2024, the Company did not make any changes to its significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2024 that had a material effect on its condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard becomes effective for the annual period beginning on January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

As of March 31, 2024, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Clinical and consulting	$184	$30
Insurance	134	232
Software and hosting costs	85	108
Other	309	372
Total prepaid expenses and other current assets	$712	$742

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Laboratory equipment	$1,811	$1,656
Leasehold improvements	454	-
Office furniture and equipment	401	401
Computer equipment	237	237
Capital in progress	-	600
	2,903	2,894
Less accumulated depreciation and amortization	(1,795)	(1,736)
Property and equipment, net	$1,108	$1,158

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $59 and $32, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Clinical and consulting	$578	$347
Wages and incentives	558	70
Accrued purchases of property and equipment	244	389
Legal and patents	144	42
Other	153	99
Total accrued expenses and other current liabilities	$1,677	$947

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

The Company concluded that the Third Amendment is a contract modification that should be accounted for as part of the existing contract. During the three months ended March 31, 2024 and 2023, the Company recognized $5.7 million and $1.5 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations, respectively. The Company recognized $4.0 million of revenue during the three months ended March 31, 2024, primarily associated with the cumulative catch-up from the in-period contract modification, that had been included in deferred revenue at the beginning of the period. As of March 31, 2024, the aggregate transaction price related to the Company’s unsatisfied obligations was $0.4 million and was recorded in deferred revenue, all of which was current.

7. Common Stock

In May 2021, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as the Company’s sales agent with respect to the issuance and sale of up to $20.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Upon filing of the Annual Report, the Company continued to be subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will the Company sell its common stock in a registered primary offering using Form S-3 with a value exceeding more than one-third of its public float in any 12 calendar month period so long as its public float remains below $75,000,000. Therefore, the amount that may be able to be raised using the ATM Offering will be significantly less than $20,000,000, until such time as the Company’s public float held by non-affiliates exceeds $75,000,000.

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

During the three months ended March 31, 2024, no shares of the Company’s common stock were sold under the Sales Agreement.

8. Warrants

There were no warrants issued or exercised during the three months ended March 31, 2024. During the three months ended March 31, 2024, warrants to purchase up to 7,791 shares of common stock at a weighted average exercise price of $38.31 per share expired. Subsequent to March 31, 2024, but before the date these condensed consolidated financial statements were issued, warrants to purchase up to 105,778 shares of common stock at a weighted average exercise price of $29.53 per share expired. The following represents a summary of the warrants outstanding and exercisable at March 31, 2024, all of which are equity-classified:

	Adjusted		Number of Shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	$35.99	July 14, 2025	334,800	334,800
April 8, 2019	$26.99	April 8, 2024	65,907	65,907
April 8, 2019	$33.74	April 3, 2024	39,871	39,871
February 12, 2019	$26.79	August 12, 2024	66,675	66,675
December 3, 2018	$77.99	June 3, 2024	46,876	46,876
June 15, 2015	$1,509.99	Five years after milestone achievement	15,955	-
Total			1,153,702	1,137,747

9. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of March 31, 2024, the Incentive Plan provided for the grant of up to 818,936 shares of the Company’s common stock, of which 470,800 shares remained available for future grant. In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of March 31, 2024, the two legacy plans have a total of 8 options outstanding, all of which are fully vested and for which common stock will be issued upon exercise.

There were no options granted, exercised, forfeited or expired during the three months ended March 31, 2024. The following table summarizes stock options outstanding and exercisable as of March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2024	344,306	$20.92	7.54	$-
Outstanding — March 31, 2024	344,306	$20.92	7.29	$-
Exercisable — March 31, 2024	222,747	$28.64	6.72	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of March 31, 2024, there was $0.6 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

The following table presents total stock-based compensation expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research and development	$116	$72
General and administrative	82	224
Total stock-based compensation expense	$198	$296

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of March 31, 2024, the Company had no material noncancellable commitments not expected to be reimbursed under the Cipla Agreement.

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

11. Leases

Corporate Headquarters

The Company has limited leasing activities as a lessee which are primarily related to its corporate headquarters, which were relocated during the third quarter of 2023. On January 7, 2022, the Company executed a lease agreement with Cobalt Propco 2020, LLC for its new corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprise approximately 20,000 square feet of office and lab space, and the lease provides for base rent of $0.1 million per month, payment of which began in March 2024, and which will increase 3% each year over the ten-year noncancellable term. The Company has the option to extend the lease for one additional five-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

Other Leasing Activities

The Company also leases small office equipment which is primarily short-term or immaterial in nature. Therefore, no right-of-use assets and lease liabilities are recognized for these leases.

The components of lease expense for the Company for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Lease cost
Fixed lease cost	$407	$378
Variable lease cost	102	113
Total lease cost	$509	$491

Other information
Cash paid for amounts included in the measurement of lease liabilities	$335	$431
Weighted-average remaining lease term — operating leases	9.7 years	0.4 years
Weighted-average discount rate — operating leases	11.00%	8.40%

Maturities of lease liabilities due under these lease agreements as of March 31, 2024 are as follows:

Operating Leases
Maturity of lease liabilities
2024 (nine months)	$969
2025	1,328
2026	1,366
2027	1,404
2028	1,444
2029 and thereafter	7,722
Total lease payments	14,233
Less: interest	(5,621)
Total lease liabilities	$8,612

Reported as of March 31, 2024
Lease liabilities — short term	$383
Lease liabilities — long term	8,229
Total lease liabilities	$8,612

12. Income Taxes

Although the Company had net income for the three months ended March 31, 2024, the Company had no income tax expense due to expected operating losses for the full fiscal year. The Company had no income tax expense for the three months ended March 31, 2023 due to operating losses incurred for that period.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of March 31, 2024 and December 31, 2023.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of March 31, 2024 and December 31, 2023.

13. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the weighted-average number common shares outstanding during the period, after taking into consideration any potentially dilutive effects from outstanding stock options or warrants.

Basic and diluted net income (loss) per share were the same for the three months ended March 31, 2024 and 2023, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	344,306	418,948
Warrants to purchase common stock	1,153,702	1,284,803
Total options and warrants to purchase common stock	1,498,008	1,703,751

14. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2024 through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2024, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 28, 2024. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

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

In agreement with our partner Cipla, we stopped patient enrollment for in the Phase 2b study of PUR1900. The decision to stop the study was unrelated to any safety concerns. This study had been ongoing since the first quarter of 2023. We remain on track to complete all Phase 2b wind down activities by the third quarter of 2024.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of March 31, 2024, our patent portfolio related to iSPERSE™ included approximately 144 granted patents, 18 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 54 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 276 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 20 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

On January 4, 2023, we announced topline results. We presented the Phase 1 study data at the American Headache Society 65th Annual Meeting in June 2023. The study showed that PUR3100 achieved peak exposures in the targeted therapeutic range and time to maximum concentration occurred at five minutes after dosing at all dosing levels. The PUR3100 dose groups also showed a lower incidence of nausea and no vomiting compared to observations of nausea and vomiting in the IV administered DHE dose group.

Based on the rapid systemic exposure in the therapeutic range and the improved side effect profile relative to IV dosing, we believe the PUR3100 formulation of DHE may differentiate from approved DHE products or those known to be in development. If effectiveness is demonstrated, PUR3100 may offer the convenience of being self-administered with a pharmacokinetic profile that may potentially provide rapid onset of action.

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

The clinical study, performed at the Medicines Evaluation Unit in Manchester, UK, was a randomized, three-way crossover double-blind study with 14 days of daily dosing, which included placebo and one of two doses of PUR1800, and included a 28-day follow-up period after each treatment period. A total of 18 adults with stable COPD were enrolled. Safety and tolerability, as well as systemic pharmacokinetics (“PK”) were evaluated.

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

On April 15, 2019, we entered into the Cipla Agreement with Cipla for the co-development and commercialization, on a worldwide, except for the Cipla Territory defined below, exclusive basis, of PUR1900, our inhaled iSPERSE™ enabled formulation of the antifungal drug itraconazole, which is only available as an oral drug, for the treatment of all pulmonary indications, including ABPA in patients with asthma. We entered into the Second Amendment to the Cipla Agreement on November 8, 2021 and the Third Amendment on January 6, 2024. All references to the Cipla Agreement herein refer to the Cipla Agreement, as amended. The Cipla Agreement will remain in effect in perpetuity, unless otherwise earlier terminated in accordance with its terms.

Pursuant to the Third Amendment, all development and commercialization activities with respect to the Product in all markets other than the United States (the “Cipla Territory”) will be conducted exclusively by Cipla at Cipla’s sole cost and expense, and Cipla shall be entitled to all profits from the sale of the Product in the Cipla Territory, except that we will receive 2% royalties on any potential future net sales by Cipla outside the United States.

Pursuant to the Third Amendment, we and Cipla stopped patient enrollment for the ongoing Phase 2b clinical study. During the Wind Down Period, we will complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in the Cipla Territory, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database for the Cipla Territory.

For the duration of the Wind Down Period, we and Cipla are each responsible for 60% and 40%, respectively, of our Direct Costs. We will share all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis. Reimbursements from Cipla to us for these costs are subject to a maximum reimbursement amount as approved by the joint steering committee.

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

Financial Overview

Revenues

To date, we have not generated any product sales. The revenues for the three months ended March 31, 2024 and 2023 were primarily generated from the Cipla Agreement as related to our PUR1900 program, which is currently in the process of winding down as previously discussed.

For more discussion on the Cipla Agreement, please see Note 6, Significant Agreements, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”), and consultants that conduct our clinical trials and preclinical activities;

●	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

●	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies;

●	costs associated with preclinical activities and clinical regulatory operations; and

●	consulting and professional fees associated with research and development activities

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

There were no changes to our critical accounting estimates during the three months ended March 31, 2024 as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting estimates disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenues	$5,885	$1,499	$4,386

Operating expenses:
Research and development	3,512	3,874	(362)
General and administrative	1,626	2,210	(584)
Total operating expenses	5,138	6,084	(946)
Income (loss) from operations	747	(4,585)	5,332
Other income (expense):
Interest income	160	222	(62)
Other expense, net	(82)	(85)	3
Net income (loss)	$825	$(4,448)	$5,273

Revenues — Revenues were $5.9 million for the three months ended March 31, 2024, as compared to $1.5 million for the three months ended March 31, 2023, an increase of $4.4 million. The increase is primarily related to a contract modification of the Cipla Agreement which resulted in a cumulative catch-up adjustment recorded during the three months ended March 31, 2024. The amount of the cumulative catch-up had been included in deferred revenue at the beginning of the period.

Research and development expenses — Research and development expenses were $3.5 million for the three months ended March 31, 2024, as compared to $3.9 million for the three months ended March 31, 2023, a decrease of approximately $0.4 million. The decrease was primarily due to decreased spend of $0.2 million in costs related to our PUR3100 program and $0.2 million in employment costs.

General and administrative expenses — General and administrative expenses were $1.6 million for the three months ended March 31, 2024, as compared to $2.2 million for the three months ended March 31, 2023, a decrease of approximately $0.6 million. The decrease was primarily due to decreased spend of $0.4 million in legal and professional services costs and $0.2 million in employment costs.

Net income — Net income increased $5.2 million to $0.8 million for the three months ended March 31, 2024, compared to a net loss of $4.4 million for the three months ended March 31, 2023. The increase is primarily related to the contract modification of the Cipla Agreement for PUR1900, mentioned above, which resulted in a cumulative catch-up adjustment in non-cash revenue recorded during the three months ended March 31, 2024. The Company recognized $4.0 million of revenue during the three months ended March 31, 2024, primarily associated with the cumulative catch-up from the in-period contract modification, that had been included in deferred revenue at the beginning of the period, which leaves only $0.4 million remaining in deferred revenue at March 31, 2024.

Liquidity and Capital Resources

Through March 31, 2024, we incurred an accumulated deficit of $286.8 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of March 31, 2024 was $16.3 million.

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

We expect that our existing cash and cash equivalents as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q and into the first quarter of 2026. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,719)	$(4,928)
Net cash used in investing activities	(154)	-
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents, and restricted cash	$(2,873)	$(4,875)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $2.7 million, which was primarily the result of $4.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.8 million of net income and $0.5 million of net non-cash adjustments.

Net cash used in operating activities for the three months ended March 31, 2023 was $4.9 million, which was primarily the result of a net loss of $4.4 million and $1.2 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.7 million of net non-cash adjustments.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2024 was due to purchases of property and equipment. No cash was used in investing activities for the three months ended March 31, 2023.

Net cash provided by financing activities

No cash was provided by financing activities for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs.

Financings

In May 2021, we entered into the Sales Agreement with HCW to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an ATM Offering. Upon filing of the Annual Report, we continued to be subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will we sell our common stock in a registered primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75,000,000. Therefore, the amount we may be able to raise using the ATM Offering will be significantly less than $20,000,000, until such time as our public float held by non-affiliates exceeds $75,000,000.

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

During the three months ended March 31, 2024, no shares of our common stock were sold under the Sales Agreement.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, in addition to the other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See “Index to Exhibits” following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: May 10, 2024	By:	/s/ Teofilo Raad
Teofilo Raad
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Peter Ludlum
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

