Form 10-Q
period 2024-06-30
Pulmatrix, Inc.
filed 2024-08-13
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-36199

PULMATRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1821392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

945 Concord Street, Suite 1217 Framingham, MA	01701
(Address of principal executive offices)	(Zip Code)

(888) 355-4440

Registrant’s telephone number, including area code

36 Crosby Drive, Suite 100

Bedford, MA 01730

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

As of August 8, 2024, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,379	$19,173
Restricted cash	1,421	-
Accounts receivable	635	928
Prepaid expenses and other current assets	1,201	742
Total current assets	15,636	20,843
Property and equipment, net	-	1,158
Operating lease right-of-use asset	-	10,309
Long-term restricted cash	51	1,472
Other long-term assets	93	176
Total assets	$15,780	$33,958
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$393	$1,915
Accrued expenses and other current liabilities	1,783	947
Operating lease liability	24	429
Deferred revenue	270	618
Total current liabilities	2,470	3,909
Deferred revenue, net of current portion	-	3,727
Operating lease liability, net of current portion	-	8,327
Total liabilities	2,470	15,963
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	305,893	305,592
Accumulated deficit	(292,583)	(287,597)
Total stockholders’ equity	13,310	17,995
Total liabilities and stockholders’ equity	$15,780	$33,958

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,552	$1,844	$7,437	$3,343

Operating expenses:
Research and development	2,834	4,165	6,346	8,039
General and administrative	2,001	1,670	3,627	3,880
Loss on disposal group held for sale	2,618	-	2,618	-
Total operating expenses	7,453	5,835	12,591	11,919
Loss from operations	(5,901)	(3,991)	(5,154)	(8,576)
Other income (expense):
Interest income	133	236	293	458
Other expense, net	(43)	(61)	(125)	(146)
Total other income, net	90	175	168	312
Net loss	$(5,811)	$(3,816)	$(4,986)	$(8,264)
Net loss per share attributable to common stockholders – basic and diluted	$(1.59)	$(1.04)	$(1.37)	$(2.26)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,652,285	3,652,285	3,651,531

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2024	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995
Stock-based compensation	-	-	-	-	198	-	198
Net income	-	-	-	-	-	825	825
Balance — March 31, 2024	-	$-	3,652,285	$-	$305,790	$(286,772)	$19,018
Stock-based compensation	-	-	-	-	103	-	103
Net loss	-	-	-	-	-	(5,811)	(5,811)
Balance — June 30, 2024	-	$-	3,652,285	$-	$305,893	$(292,583)	$13,310

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	296	-	296
Net loss	-	-	-	-	-	(4,448)	(4,448)
Balance — March 31, 2023	-	$-	3,652,285	$-	$304,934	$(277,924)	$27,010
Stock-based compensation	-	-	-	-	255	-	255
Net loss	-	-	-	-	-	(3,816)	(3,816)
Balance — June 30, 2023	-	$-	3,652,285	$-	$305,189	$(281,740)	$23,449

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,986)	$(8,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	64
Amortization of operating lease right-of-use asset	329	777
Stock-based compensation	301	551
Loss on disposal group held for sale	2,618	-
Changes in operating assets and liabilities:
Accounts receivable	293	880
Prepaid expenses and other current assets	(459)	49
Other long-term assets	83	(1,595)
Accounts payable	(1,522)	(309)
Accrued expenses and other current liabilities	1,225	(437)
Operating lease liability	(309)	(843)
Deferred revenue	(4,075)	(705)
Net cash used in operating activities	(6,396)	(9,832)
Cash flows from investing activities:
Purchases of property and equipment	(398)	(58)
Net cash used in investing activities	(398)	(58)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	53
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents and restricted cash	(6,794)	(9,837)
Cash, cash equivalents and restricted cash — beginning of period	20,645	37,253
Cash, cash equivalents and restricted cash — end of period	$13,851	$27,416

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$12,379	$25,791
Restricted cash	1,421	153
Long-term restricted cash	51	1,472
Total cash, cash equivalents and restricted cash	$13,851	$27,416

Supplemental disclosures of non-cash investing and financing information:
Reduction of operating lease right-of-use asset and lease liability upon lease modification	$8,423	$-
Purchases of property and equipment not yet paid	$-	$50
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$-	$344

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a clinical-stage biopharmaceutical company focused on the development of a novel class of inhaled therapeutic products. The Company’s proprietary dry powder delivery platform, iSPERSE™, is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances. The Company has developed a pipeline of iSPERSE™-based therapeutic candidates targeted at prevention and treatment of a range of central nervous system, respiratory and other diseases with important unmet medical needs.

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

The financial information as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents as of June 30, 2024, will be adequate to fund its currently anticipated operating expenses for at least twelve months from the date these condensed consolidated financial statements are issued. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations. In addition, any disruption in the capital markets could make any financing more challenging, and there can be no assurance that Pulmatrix will be able to obtain such financing on commercially reasonable terms or at all. Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

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

For the three and six months ended June 30, 2024, revenue from one customer accounted for 61% and 89%, respectively, of revenue recognized in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements. As of June 30, 2024, two customers accounted for 100% of accounts receivable. As of December 31, 2023, one customer accounted for 100% of accounts receivable.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the six months ended June 30, 2024, the Company did not make any changes to its significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2024 that had a material effect on its condensed consolidated financial statements.

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

As of June 30, 2024, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Clinical and consulting	$457	$30
Insurance	438	232
Software and hosting costs	86	108
Other	220	372
Total prepaid expenses and other current assets	$1,201	$742

4. Property and Equipment, Net

The Company’s Property and equipment, net, were included in the disposal group as part of the MannKind Transaction (as defined in Note 6, Significant Agreements. Refer to that note for further details and accounting discussion). The Company recorded a full write-down of its net property and equipment balance as of June 30, 2024:

	June 30, 2024	December 31, 2023
Laboratory equipment	$-	$1,656
Leasehold improvements	-	-
Office furniture and equipment	-	401
Computer equipment	-	237
Capital in progress	-	600
	-	2,894
Less accumulated depreciation and amortization	-	(1,736)
Property and equipment, net	$-	$1,158

Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $106 and $64, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Wages and incentives	$1,221	$70
Clinical and consulting	296	347
Legal and patents	223	42
Accrued purchases of property and equipment	-	389
Other	43	99
Total accrued expenses and other current liabilities	$1,783	$947

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

The Company concluded that the Third Amendment is a contract modification that should be accounted for as part of the existing contract. During the three and six months ended June 30, 2024, the Company recognized $0.9 million and $6.6 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations, as compared to $1.8 million and $3.3 million, respectively, recognized during the three and six months ended June 30, 2023. The revenue recognized during the six months ended June 30, 2024 was primarily associated with the cumulative catch-up recorded in the three months ended March 31, 2024, from the contract modification, that had been included in deferred revenue at the beginning of the period. As of June 30, 2024, the aggregate transaction price related to the Company’s unsatisfied obligations was $0.3 million and was recorded in deferred revenue, all of which was current.

Agreements with MannKind Corporation (“MannKind”)

On May 28, 2024, the Company executed certain agreements with MannKind and the Company’s landlord (collectively, the “MannKind Transaction”), all of which closed during July 2024. The agreements with MannKind included a Bill of Sale and Assignment Agreement (the “Bill of Sale”) with respect to the assignment of the Company’s rental facility at 36 Crosby Drive, Bedford, Massachusetts (the “Bedford Facility”) to MannKind along with the transfer of all leasehold improvements, laboratory equipment and other related personal property. In connection with the assignment of the Bedford Facility, the Company, MannKind and Cobalt Propco 2020, LLC (the “Landlord”) entered into an Amendment to Lease and Consent to Assignment of Lease (the “Lease Assignment Agreement”) pursuant to that certain Lease Agreement, dated as of January 7, 2022 (the “Lease Agreement”), by and between the Company and the Landlord. Pursuant to the Lease Assignment Agreement, MannKind assumed all of the Company’s obligations under the Lease Agreement, including all rent and other payments.

In connection with the transactions contemplated by the Bill of Sale and Lease Assignment Agreement, the Company and MannKind entered into an Intellectual Property Cross License Agreement (the “Cross License Agreement”). Pursuant to the Cross License Agreement, the Company granted to MannKind (i) an exclusive license to develop, use, manufacture, market, offer and sell iSPERSE formulations of Clofazimine, (ii) an exclusive license to develop, use, manufacture, market, offer and sell formulations of iSPERSE with one more active pharmaceutical ingredients for the treatment of nontuberculous mycobacteria lung disease in humans, (iii) an exclusive license to develop, use, manufacture, market, offer and sell iSPERSE formulations of insulin, (iv) a non-exclusive license to develop, use, manufacture, market, offer and sell formulations of iSPERSE with one more active pharmaceutical ingredients for the treatment of endocrine disease in humans, and (v) a non-exclusive license to develop, use, manufacture, market, offer and sell formulations of iSPERSE with one more active pharmaceutical ingredients for the treatment of interstitial lung diseases (including IPF, PPF and other related lung diseases) in humans (collectively, the “Out-License”).

Additionally, pursuant to the Cross License Agreement, MannKind granted to the Company (i) the exclusive right to develop, use, manufacture, market, offer and sell its single-use disposable dry powder inhaler (including all modifications or improvement thereto made by or on behalf of the Company, the “Cricket Device”) for the inhaled delivery of dihydroergotamine in any formulation whatsoever, including the Company’s PUR3100 treatment of acute migraine and (ii) a non-exclusive license to develop, use, manufacture, market, offer and sell the Cricket Device for the inhaled delivery of one more active pharmaceutical ingredients formulated with iSPERSE for the treatment of neurological disease in humans (collectively, the “In-License”).

Additionally, pursuant to the Master Services Agreement, by and between the Company and MannKind, MannKind shall provide certain development services to the Company, including but not limited to, activities to develop a dry powder formulation of the active pharmaceutical ingredient that the Company provides to MannKind for oral inhalation using iSPERSE.

To maintain continuity of iSPERSE platform knowledge, MannKind hired certain members of the Company’s research and development staff in July 2024.

Accounting Treatment

The Company determined that the MannKind Transaction represents a combined agreement for accounting purposes, as the individual components have the same overall commercial objectives and the consideration under each component is dependent on the other components.

The consideration due to the Company in the MannKind Transaction consists solely of the non-cash consideration in the form of the In-License. The fair value of the non-cash consideration received should be allocated to the other components of the MannKind Transaction to determine the consideration received for the other components. The Company determined that the fair value of the In-License is immaterial given that adequate alternative inhaler devices are already available on the market (and indeed, the Company has already established use of another third-party inhalation device in their PUR3100 Phase 1 trial that performed well as a DHE delivery device as reported in a peer-reviewed publication), and considering optional purchases of Cricket Devices are at market prices. Accordingly, the consideration allocated to other components of the MannKind Transaction was immaterial.

The Company accounted for the Lease Assignment Agreement upon execution as a lease modification that reduced the lease term to the assignment date in July 2024. Accordingly, the Company remeasured its operating lease liability as of the modification date to reflect the decrease in fixed lease payments, with the amount of the remeasurement, $8.4 million, adjusted by a corresponding reduction to the right-of-use asset. Refer to Note 11, Leases, for further details.

The Company concluded that the Out-License component of the MannKind Transaction was within the scope of ASC 606, as the monetization of its core technology represents an output of the Company’s ordinary activities. The Company transferred control of the combined licenses of iSPERSE to MannKind at a point in time in July 2024 upon closing of the MannKind Transaction; however, no revenue was recognized because the consideration allocated to the Out-License component was immaterial.

The Company determined that its operating lease right-of-use asset and property and equipment subject to the Bill of Sale represented a disposal group that became held for sale during the second quarter of 2024 and remained classified as held for sale as of June 30, 2024, which should be measured at the lower of its carrying value or fair value less costs to sell. Since the fair value of the disposal group was considered immaterial, the Company recorded a full write-down of the disposal group’s carrying value as of June 30, 2024, in the amount of $2.6 million.

Concurrent with the closing of the MannKind Transaction, the Company terminated and MannKind hired the majority of the Company’s research and development employees, representing approximately two-thirds of the Company’s workforce. During the quarter ended June 30, 2024, the Company agreed to provide termination benefits to these employees, which has been included in the balance of accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2024, and was paid to the employees in July 2024.

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

Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 17, 2024, and subsequently declared effective on May 30, 2024 (File No. 333-279491), and a related prospectus. HCW acts as the Company’s sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”). If expressly authorized by the Company, HCW may also sell the Company’s common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement.

During the six months ended June 30, 2024, no shares of the Company’s common stock were sold under the Sales Agreement.

8. Warrants

There were no warrants issued or exercised during the six months ended June 30, 2024. During the six months ended June 30, 2024, warrants to purchase up to 160,445 shares of common stock at a weighted average exercise price of $44.12 per share expired. Subsequent to June 30, 2024, but before the date these condensed consolidated financial statements were issued, warrants to purchase up to 66,675 shares of common stock at a weighted average exercise price of $26.79 per share expired. The following represents a summary of the warrants outstanding and exercisable at June 30, 2024, all of which are equity-classified:

	Adjusted		Number of Shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	$35.99	July 14, 2025	334,800	334,800
February 12, 2019	$26.79	August 12, 2024	66,675	66,675
June 15, 2015	$1,509.99	Five years after milestone achievement	15,955	-
Total			1,001,048	985,093

9. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of June 30, 2024, the Incentive Plan provided for the grant of up to 818,936 shares of the Company’s common stock, of which 503,669 shares remained available for future grant. In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of June 30, 2024, the two legacy plans have a total of 8 options outstanding, all of which are fully vested and for which common stock will be issued upon exercise.

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2024	344,306	$20.92	7.54	$-
Forfeited or expired	(32,869)	$5.18
Outstanding — June 30, 2024	311,437	$22.58	6.95	$-
Exercisable — June 30, 2024	221,578	$29.07	6.46	$-

No stock options were granted during the six months ended June 30, 2024. The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of June 30, 2024, there was $0.5 million of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans. This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

The following table presents total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$29	$59	$145	$131
General and administrative	74	196	156	420
Total stock-based compensation expense	$103	$255	$301	$551

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of June 30, 2024, the Company had no material noncancellable commitments not expected to be reimbursed under the Cipla Agreement.

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

11. Leases

The Company has limited leasing activities as a lessee which are primarily related to its corporate headquarters, which were relocated during the third quarter of 2023 and again during the third quarter of 2024.

On January 7, 2022, the Company executed the Lease Agreement with the Landlord for its corporate headquarters at 36 Crosby Drive, Bedford, Massachusetts. The leased premises comprise approximately 20,000 square feet of office and lab space, and the lease provides for base rent of $0.1 million per month, payment of which began in March 2024. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

On May 28, 2024, as part of the MannKind Transaction (see further discussion in Note 6, Significant Agreements), the Company and the Landlord executed the Lease Assignment Agreement to assign the Lease Agreement to MannKind in July 2024. The Company accounted for the Lease Assignment Agreement as a lease modification that reduced the lease term to the assignment date in July 2024. Accordingly, the Company remeasured its lease liability as of the modification date to reflect the decrease in fixed lease payments, with the amount of the remeasurement, $8.4 million, adjusted by a corresponding reduction to the right-of-use asset.

As of June 30, 2024, the Company had $1.4 million of restricted cash held in a depository account at a financial institution to collateralize a conditional stand-by letter of credit related to the Lease Agreement, which was presented within current assets on the consolidated balance sheet. Following the closing of the MannKind Transaction, this collateral was released in August 2024, providing additional cash available for operations.

In June 2024, the Company entered into a short-term lease agreement for its new headquarters at 945 Concord Street, Framingham, Massachusetts. No lease liability or right-of-use asset has been recorded for this short-term lease.

The components of lease expense for the Company for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Fixed lease cost	$271	$418	$678	$796
Variable lease cost	104	168	206	281
Total lease cost	$375	$586	$884	$1,077

Other information
Cash paid for amounts included in the measurement of lease liabilities	$322	$432	$657	$863
Weighted-average remaining lease term			7 days	0.2 years
Weighted-average discount rate			-	8.40%

Maturities of lease liabilities due under these lease agreements as of June 30, 2024 are as follows:

Operating Leases
Maturity of lease liabilities
2024 (7 days)	$24
Total lease payments	24
Less: interest	-
Total lease liabilities	$24

Reported as of June 30, 2024
Lease liabilities — short term	$24
Lease liabilities — long term	-
Total lease liabilities	$24

12. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and six months ended June 30, 2024 and 2023.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of June 30, 2024 and December 31, 2023.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of June 30, 2024 and December 31, 2023.

13. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the weighted-average number common shares outstanding during the period, after taking into consideration any potentially dilutive effects from outstanding stock options or warrants.

Basic and diluted net loss per share were the same for the three and six months ended June 30, 2024 and 2023, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact:

	Three and Six Months Ended June 30,
	2024	2023
Options to purchase common stock	311,437	393,254
Warrants to purchase common stock	1,001,048	1,161,493
Total options and warrants to purchase common stock	1,312,485	1,554,747

14. Subsequent Events

Departure of Chief Executive Officer

On July 15, 2024, the Board of Directors (the “Board”) of the Company approved a General Release and Severance Agreement (the “Raad Severance Agreement”), by and between the Company and Teofilo Raad, dated as of July 19, 2024, and effective as of the same date (the “Separation Date”). Effective as of the Separation Date, Mr. Raad’s employment with the Company ceased and Mr. Raad relinquished all positions, offices, and authority with the Company and any affiliates, including as a member of the Board and all committees thereto, and the Amended and Restated Employment Agreement by and between the Company and Mr. Raad, dated as of June 28, 2019, was terminated.

Pursuant to the terms of the Raad Severance Agreement, the Company will provide to Mr. Raad certain termination-related payments totaling approximately $1.0 million, less all lawful and authorized withholdings and deductions. Any outstanding equity awards granted to Mr. Raad under the Company’s equity compensation plans and that would have vested during the 12-month period following the Separation Date became fully vested as of the Separation Date.

Appointment of Interim Chief Executive Officer

On July 15, 2024, the Board approved the appointment of Peter Ludlum as the Interim Chief Executive Officer (the “Interim CEO”), effective as of July 20, 2024 (“Ludlum Effective Date”), pursuant to an amendment to the consulting agreement, by and between the Company and Danforth Advisors, LLC, dated as of November 29, 2021, and amended on April 8, 2022, and October 20, 2022.

The Company has completed an evaluation of all other subsequent events after the balance sheet date of June 30, 2024 through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

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

Our current pipeline of clinical assets is aligned to this goal as we develop iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases, including CNS disorders and pulmonary diseases. These therapeutic candidates include PUR3100 for the treatment of acute migraine, PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR1900 for the treatment of ABPA in patients with asthma and in patients with cystic fibrosis (“CF”). Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

Contingent on securing additional funding, we intend to capitalize on our iSPERSE™ technology platform and our expertise in inhaled therapeutics to identify new product candidates for the prevention and treatment of diseases, including those with considerable unmet medical needs, and to build our product pipeline beyond our existing candidates. In order to advance clinical trials for our therapeutic candidates and leverage the iSPERSE™ platform to enable delivery of partnered compounds, we intend to form strategic alliances with third parties, including pharmaceutical and biotechnology companies or academic or private research institutes.

Contingent on securing additional funding, we expect to continue to incur substantial expenses and operating losses for at least the next several years based on our drug development plans and in connection with our ongoing activities, as we:

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine, contingent on securing financing or partnership arrangements. We received Food and Drug Administration (“FDA”) acceptance of our Investigational New Drug Application (“IND”) and a “study may proceed” letter in September 2023, positioning PUR3100 as Phase 2-ready for potential financing or partnership discussions.

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

On January 4, 2023, we announced the Phase 1 topline results, indicating that PUR3100 was safe and tolerated with fewer gastrointestinal side effects in all doses compared to IV DHE. PUR3100 showed a five-minute Tmax and Cmax within the targeted therapeutic range for all three doses tested. The Phase 1 study data was presented at the American Headache Society 65th Annual Meeting in June 2023. In May 2024, we announced a peer-reviewed publication of Phase 1 clinical results in the publication Headache: The Journal of Head and Face Pain.

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

In agreement with our partner Cipla, we stopped patient enrollment for in the Phase 2b study of PUR1900. The decision to stop the study was unrelated to any safety concerns. This study had been ongoing since the first quarter of 2023. We remain on track to complete all Phase 2b wind down activities within the third quarter of 2024.

After the study wind down, Pulmatrix will bear no further financial responsibility for the commercialization and development activities as related to PUR1900 outside the United States and will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900, our inhaled iSPERSE™ formulation of the antifungal drug itraconazole for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

●	Capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases, including those with important unmet medical needs.

To add additional inhaled therapeutics to our development pipeline and facilitate additional collaborations, we are leveraging our iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify potential product candidates.

●	Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights.

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of June 30, 2024, our patent portfolio related to iSPERSE™ included approximately 144 granted patents, 18 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 52 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 278 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 19 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

●	Seek partnerships and license agreements to support the product development and commercialization of our product candidates.

In order to advance our clinical programs, we may seek partners or licensees in areas of pharmaceutical and clinical development.

●	Position the Company to be able to consider strategic alternatives.

Continue our cost saving measures which have included the wind down of the Phase 2b study for PUR1900 and the assignment of our long-term lease of our Bedford facility pursuant to those certain agreements by and between us, MannKind Corporation (“MannKind”) and Cobalt Propco 2020, LLC (the “MannKind Transaction”) to conserve our cash resources as we consider strategic alternatives for the Company.

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

We remain on track to complete all Phase 2b wind down activities within the third quarter of 2024. After the conclusion of the Wind Down Period, Pulmatrix will bear no further financial responsibility for the commercialization and development with respect to the Product in the Cipla Territory, with such commercialization and development expenses of the Product in the Cipla Territory to be borne at Cipla’s sole cost and expense after January 6, 2024. We will receive 2% royalties on any potential future net sales by Cipla outside the United States.

Financial Overview

Revenues

To date, we have not generated any product sales. The revenues for the three and six months ended June 30, 2024 and 2023 were primarily generated from the Cipla Agreement as related to our PUR1900 program, which is currently in the process of winding down as previously discussed.

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

Research and development activities are central to our business model. We have utilized a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts have included work with consultants and substantial work at CROs and CMOs. We have historically supported an internal research and development team and facility for our pipeline and other potential development programs, however following the closing of the MannKind Transaction in the third quarter of 2024, in which the majority of our research and development employees were terminated and our facility lease was assigned to MannKind, we expect to utilize external resources for further development. To continue development of existing programs or opportunities identified for iSPERSE™ in any new indications, we will need to secure additional funding and anticipate additional development costs would be incurred. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of our future clinical trials and development of our product candidates will depend on a variety of factors, including the selected development path and uncertainties associated with clinical and preclinical studies, clinical trial enrollment rates and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Following the closing of the MannKind Transaction in the third quarter of 2024, we anticipate that our general and administrative expenses will decrease in the future as they relate to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance, investor relations costs and other costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in staffing and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

There were no changes to our critical accounting estimates during the six months ended June 30, 2024 as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting estimates disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenues	$1,552	1,844	$(292)

Operating expenses:
Research and development	2,834	4,165	(1,331)
General and administrative	2,001	1,670	331
Loss on disposal group held for sale	2,618	-	2,618
Total operating expenses	7,453	5,835	1,618
Loss from operations	(5,901)	(3,991)	(1,910)
Other income (expense):
Interest income	133	236	(103)
Other expense, net	(43)	(61)	18
Net loss	$(5,811)	(3,816)	$(1,995)

Revenues — Revenues were $1.6 million for the three months ended June 30, 2024, as compared to $1.8 million for the three months ended June 30, 2023, a decrease of $0.3 million. The decrease is primarily related to the continued winding down of the PUR1900 Phase 2b clinical trial, for which the Company incurred fewer expenses eligible for reimbursement under the Cipla Agreement as compared to the corresponding period in the previous year.

Research and development expenses — Research and development expenses were $2.8 million for the three months ended June 30, 2024, as compared to $4.2 million for the three months ended June 30, 2023, a decrease of approximately $1.3 million. The decrease was primarily due to winding down the PUR1900 Phase 2b clinical trial.

General and administrative expenses — General and administrative expenses were $2.0 million for the three months ended June 30, 2024, as compared to $1.7 million for the three months ended June 30, 2023, an increase of approximately $0.3 million. The increase was primarily due to an increase in incurred legal costs.

Loss on disposal group held for sale — Loss on disposal group held for sale was $2.6 million on certain assets held for sale as of June 30, 2024, in connection with the MannKind Transaction, as compared to no loss on disposal group held for sale for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Revenues	$7,437	3,343	$4,094

Operating expenses:
Research and development	6,346	8,039	(1,693)
General and administrative	3,627	3,880	(253)
Loss on disposal group held for sale	2,618	-	2,618
Total operating expenses	12,591	11,919	672
Loss from operations	(5,154)	(8,576)	3,422
Other income (expense):
Interest income	293	458	(165)
Other expense, net	(125)	(146)	21
Net loss	$(4,986)	(8,264)	$3,278

Revenues — Revenues were $7.4 million for the six months ended June 30, 2024, as compared to $3.3 million for the six months ended June 30, 2023, an increase of $4.1 million. The increase is primarily related to a contract modification of the Cipla Agreement which resulted in a cumulative catch-up adjustment recorded during the three months ended March 31, 2024. The amount of the cumulative catch-up had been included in deferred revenue at the beginning of the period.

Research and development expenses — Research and development expenses were $6.3 million for the six months ended June 30, 2024, as compared to $8.0 million for the six months ended June 30, 2023, a decrease of approximately $1.7 million. The decrease was primarily due to winding down the PUR1900 Phase 2b clinical trial.

General and administrative expenses — General and administrative expenses were $3.6 million for the six months ended June 30, 2024, as compared to $3.9 million for the six months ended June 30, 2023, a decrease of approximately $0.3 million. The decrease was primarily due to decreased employment and facilities costs, partially offset by an increase in incurred legal costs.

Loss on disposal group held for sale — Loss on disposal group held for sale was $2.6 million on certain assets held for sale as of June 30, 2024, in connection with the MannKind Transaction, as compared with no loss on disposal group held for sale for the six months ended June 30, 2023.

Liquidity and Capital Resources

Through June 30, 2024, we incurred an accumulated deficit of $292.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of June 30, 2024 was $12.4 million, and additionally $1.4 million in short-term restricted cash became available for operations in August 2024.

We anticipate that we will continue to incur losses over the next several years due to development costs associated with our iSPERSE™ pipeline programs, contingent on obtaining financing or partnership to continue such development. We may raise capital through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We are currently exploring financing or partnership arrangements to develop and initiate a potential Phase 2 clinical study for PUR3100.

We expect that our existing cash and cash equivalents as of June 30, 2024 will enable us to fund our corporate operating expenses for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(6,396)	$(9,832)
Net cash used in investing activities	(398)	(58)
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents, and restricted cash	$(6,794)	$(9,837)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $6.4 million, which was primarily the result of $5.0 million of net loss and $4.8 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $3.4 million of net non-cash adjustments.

Net cash used in operating activities for the six months ended June 30, 2023 was $9.8 million, which was primarily the result of a net loss of $8.3 million and $3.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $1.4 million of net non-cash adjustments.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0.4 million and $0.1 million, respectively, which was due to purchases of property and equipment.

Net cash provided by financing activities

No cash was provided by financing activities for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs.

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

Sales of common stock under the Sales Agreement are made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 17, 2024, and subsequently declared effective on May 30, 2024 (File No. 333-279491), and a related prospectus. HCW acts as our sales agent on a commercially reasonable efforts basis, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq. If expressly authorized by us, HCW may also sell our common stock in privately negotiated transactions. There is no specific date on which the ATM Offering will end, there are no minimum sale requirements and there are no arrangements to place any of the proceeds of the ATM Offering in an escrow, trust or similar account. HCW is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement.

During the six months ended June 30, 2024, no shares of our common stock were sold under the Sales Agreement.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PULMATRIX, INC.

Date: August 13, 2024	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1#	General Release and Severance Agreement, dated as of July 19, 2024, by and between Pulmatrix, Inc. and Teofilo Raad (incorporated by reference to Exhibit 10.1 of Pulmatrix, Inc.’s Current Report on Form 8-K, filed with the SEC on June 19, 2024).

10.2#	Amendment No. 3 to Consulting Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.2 of Pulmatrix, Inc.’s Current Report on Form 8-K, filed with the SEC on June 19, 2024).

10.3#	Letter Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Peter Ludlum (incorporated by reference to Exhibit 10.3 of Pulmatrix, Inc.’s Current Report on Form 8-K, filed with the SEC on June 19, 2024).

10.4*	Bill of Sale and Assignment Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation.

10.5*	Intellectual Property Cross License Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation.

10.6*	Master Services Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	These exhibits are management contracts or compensatory plans or arrangements.

