Form 10-Q
period 2024-09-30
Pulmatrix, Inc.
filed 2024-11-08
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 4, 2024, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,782	$19,173
Accounts receivable	23	928
Prepaid expenses and other current assets	641	742
Total current assets	11,446	20,843
Property and equipment, net	-	1,158
Operating lease right-of-use asset	-	10,309
Long-term restricted cash	10	1,472
Other long-term assets	54	176
Total assets	$11,510	$33,958
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$373	$1,915
Accrued expenses and other current liabilities	217	947
Operating lease liability	-	429
Deferred revenue	-	618
Total current liabilities	590	3,909
Deferred revenue, net of current portion	-	3,727
Operating lease liability, net of current portion	-	8,327
Total liabilities	590	15,963
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	306,090	305,592
Accumulated deficit	(295,170)	(287,597)
Total stockholders’ equity	10,920	17,995
Total liabilities and stockholders’ equity	$11,510	$33,958

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$366	$1,753	$7,803	$5,096

Operating expenses:
Research and development	814	3,963	7,160	12,002
General and administrative	2,209	1,729	5,836	5,609
Loss on MannKind Transaction	-	-	2,618	-
Total operating expenses	3,023	5,692	15,614	17,611
Loss from operations	(2,657)	(3,939)	(7,811)	(12,515)
Other income (expense):
Interest income	101	217	394	675
Other expense, net	(31)	(52)	(156)	(198)
Total other income, net	70	165	238	477
Net loss	$(2,587)	$(3,774)	$(7,573)	$(12,038)
Net loss per share attributable to common stockholders – basic and diluted	$(0.71)	$(1.03)	$(2.07)	$(3.30)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,652,285	3,652,285	3,651,785

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2024	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995
Stock-based compensation	-	-	-	-	198	-	198
Net income	-	-	-	-	-	825	825
Balance — March 31, 2024	-	$-	3,652,285	$-	$305,790	$(286,772)	$19,018
Stock-based compensation	-	-	-	-	103	-	103
Net loss	-	-	-	-	-	(5,811)	(5,811)
Balance — June 30, 2024	-	$-	3,652,285	$-	$305,893	$(292,583)	$13,310
Stock-based compensation	-	-	-	-	197	-	197
Net loss	-	-	-	-	-	(2,587)	(2,587)
Balance — September 30, 2024	-	$-	3,652,285	$-	$306,090	$(295,170)	$10,920

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	296	-	296
Net loss	-	-	-	-	-	(4,448)	(4,448)
Balance — March 31, 2023	-	$-	3,652,285	$-	$304,934	$(277,924)	$27,010
Stock-based compensation	-	-	-	-	255	-	255
Net loss	-	-	-	-	-	(3,816)	(3,816)
Balance — June 30, 2023	-	$-	3,652,285	$-	$305,189	$(281,740)	$23,449
Stock-based compensation	-	-	-	-	206	-	206
Net loss	-	-	-	-	-	(3,774)	(3,774)
Balance — September 30, 2023	-	$-	3,652,285	$-	$305,395	$(285,514)	$19,881

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,573)	$(12,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	96
Amortization of operating lease right-of-use asset	329	1,171
Stock-based compensation	498	757
Loss on disposals	2,618	8
Changes in operating assets and liabilities:
Accounts receivable	905	457
Prepaid expenses and other current assets	101	169
Other long-term assets	122	172
Accounts payable	(1,542)	(481)
Accrued expenses and other current liabilities	(341)	233
Operating lease liability	(333)	(3,383)
Deferred revenue	(4,345)	(1,135)
Net cash used in operating activities	(9,455)	(13,974)
Cash flows from investing activities:
Purchases of property and equipment	(398)	(371)
Net cash used in investing activities	(398)	(371)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	53
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents and restricted cash	(9,853)	(14,292)
Cash, cash equivalents and restricted cash — beginning of period	20,645	37,253
Cash, cash equivalents and restricted cash — end of period	$10,792	$22,961

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$10,782	$21,336
Restricted cash	-	153
Long-term restricted cash	10	1,472
Total cash, cash equivalents and restricted cash	$10,792	$22,961

Supplemental disclosures of non-cash investing and financing information:
Reduction of operating lease right-of-use asset and lease liability upon lease modification	$8,423	$-
Purchases of property and equipment not yet paid	$-	$664
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$-	$9,323

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

The financial information as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents as of September 30, 2024, will be adequate to fund its currently anticipated operating expenses for at least twelve months from the date these condensed consolidated financial statements are issued. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations. In addition, any disruption in the capital markets could make any financing more challenging, and there can be no assurance that Pulmatrix will be able to obtain such financing on commercially reasonable terms or at all. Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements have included, but are not limited to, estimates of future expected costs in order to derive and recognize revenue and estimates related to clinical trial accruals and upfront deposits.

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

For the three and nine months ended September 30, 2024, revenue from two customers accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements. As of September 30, 2024 and December 31, 2023, one customer accounted for 100% of accounts receivable.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the nine months ended September 30, 2024, the Company did not make any changes to its significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2024 that had a material effect on its condensed consolidated financial statements.

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is required to be applied retrospectively upon adoption. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its condensed consolidated financial statements.

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

As of September 30, 2024, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Insurance	$317	$232
Clinical and consulting	72	30
Software and hosting costs	60	108
Other	192	372
Total prepaid expenses and other current assets	$641	$742

4. Property and Equipment, Net

The Company’s Property and equipment, net, were included in the disposal group as part of the MannKind Transaction (as defined in Note 6, Significant Agreements). The Company recorded a full write-down of its net property and equipment balance during the three months ended June 30, 2024 and completed the disposal during the three months ended September 30, 2024:

	September 30, 2024	December 31, 2023
Laboratory equipment	$-	$1,656
Office furniture and equipment	-	401
Computer equipment	-	237
Capital in progress	-	600
	-	2,894
Less accumulated depreciation and amortization	-	(1,736)
Property and equipment, net	$-	$1,158

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $106 and $96, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Legal and patents	$112	$42
Wages and incentives	37	70
Clinical and consulting	12	347
Accrued purchases of property and equipment	-	389
Other	56	99
Total accrued expenses and other current liabilities	$217	$947

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

Pursuant to the Second Amendment, the Company and Cipla were each responsible for 60% and 40%, respectively, of the Company’s overhead costs and the time spent by the Company’s employees and consultants on development of the Product (“Direct Costs”). The Company shared all other development costs with Cipla that were not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis.

Pursuant to the Third Amendment, the Company and Cipla agreed that, during the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), the Company would complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in regions other than the United States, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database. The Company shared costs with Cipla during the Wind Down Period in the same proportions in effect with the Second Amendment discussed above, but subject to a maximum reimbursement amount by Cipla as approved by the joint steering committee. The Company completed all Phase 2b activities by the end of the Wind Down Period. The Company is in the process of settling certain final bills with its PUR1900 contractors, which together comprise an immaterial balance recorded within accounts payable as of September 30, 2024.

Accounting Treatment

The Company originally concluded that because both it and Cipla are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, the Company’s collaboration with Cipla is within the scope of Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements (“ASC 808”). The Company concluded that Cipla is a customer since they contracted with the Company to obtain research and development services and a license to the Assigned Assets, each of which is an output of the Company’s ordinary activities, in exchange for consideration. Therefore, the Company has applied the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”) to account for the research and development services and a license within the contract. The Company determined that the research and development services and license to the Assigned Assets are considered highly interdependent and highly interrelated and therefore are considered a single combined performance obligation because Cipla cannot benefit from the license without the performance by the Company of the research and development services. Such research and development services are highly specialized and proprietary to the Company and therefore not available to Cipla from any other third party.

The Company initially determined the total transaction price to be $22.0 million – comprised of $12.0 million for research and development services for the Product and $10.0 million for the irrevocable license to the Assigned Assets. Any consideration related to the Co-Development Phase was not initially included in the transaction price as such amounts were subject to the variable consideration constraint. Additionally, the Company has fully constrained any transaction price that might be realized upon commercialization.

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

The Company concluded that the Third Amendment is a contract modification that should be accounted for as part of the existing contract. During the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $6.9 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations, as compared to $1.8 million and $5.1 million, respectively, recognized during the three and nine months ended September 30, 2023. The revenue recognized during the nine months ended September 30, 2024 was primarily associated with the cumulative catch-up recorded in the three months ended March 31, 2024, from the contract modification, that had been included in deferred revenue at the beginning of the period. As of September 30, 2024, all of the Company’s performance obligations have been satisfied.

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

In connection with these transactions, the Company and MannKind entered into an Intellectual Property Cross License Agreement (the “Cross License Agreement”). Pursuant to the Cross License Agreement, the Company granted to MannKind (i) an exclusive license to develop, use, manufacture, market, offer and sell iSPERSE formulations of Clofazimine, (ii) an exclusive license to develop, use, manufacture, market, offer and sell formulations of iSPERSE with one more active pharmaceutical ingredients for the treatment of nontuberculous mycobacteria lung disease in humans, (iii) an exclusive license to develop, use, manufacture, market, offer and sell iSPERSE formulations of insulin, (iv) a non-exclusive license to develop, use, manufacture, market, offer and sell formulations of iSPERSE with one more active pharmaceutical ingredients for the treatment of endocrine disease in humans, and (v) a non-exclusive license to develop, use, manufacture, market, offer and sell formulations of iSPERSE with one more active pharmaceutical ingredients for the treatment of interstitial lung diseases (including IPF, PPF and other related lung diseases) in humans (collectively, the “Out-License”).

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

During the three months ended June 30, 2024, the Company accounted for the Lease Assignment Agreement upon execution as a lease modification that reduced the lease term to the assignment date in July 2024. Accordingly, the Company remeasured its operating lease liability as of the modification date to reflect the decrease in fixed lease payments, with the amount of the remeasurement, $8.4 million, adjusted by a corresponding reduction to the right-of-use asset.

The Company determined that its operating lease right-of-use asset and property and equipment subject to the Bill of Sale represented a disposal group that became held for sale during the second quarter of 2024 and remained classified as held for sale as of June 30, 2024. The Company recorded a full write-down of the disposal group’s carrying value as of June 30, 2024, in the amount of $2.6 million. Upon the closing of the MannKind Transaction in July 2024, the disposal group was disposed.

Concurrent with the closing of the MannKind Transaction, the Company terminated and MannKind hired the majority of the Company’s research and development employees, representing approximately two-thirds of the Company’s workforce at the time. The Company agreed to provide termination benefits to these employees, which has been fully paid as of September 30, 2024.

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

During the nine months ended September 30, 2024, no shares of the Company’s common stock were sold under the Sales Agreement.

8. Warrants

There were no warrants issued or exercised during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, warrants to purchase up to 227,120 shares of common stock at a weighted average exercise price of $39.03 per share expired. The following represents a summary of the warrants outstanding and exercisable at September 30, 2024, all of which are equity-classified:

	Adjusted		Number of Shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	$35.99	July 14, 2025	334,800	334,800
June 15, 2015	$1,509.99	Five years after milestone achievement	15,955	-
Total			934,373	918,418

9. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of September 30, 2024, the Incentive Plan provided for the grant of up to 818,936 shares of the Company’s common stock, of which 564,209 shares remained available for future grant. In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of September 30, 2024, the two legacy plans have a total of 8 options outstanding, all of which are fully vested and for which common stock will be issued upon exercise.

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2024	344,306	$20.92	7.54	$-
Forfeited or expired	(93,409)	$5.54
Outstanding — September 30, 2024	250,897	$26.65	6.39	$-
Exercisable — September 30, 2024	241,413	$27.45	6.32	$-

Subsequent to September 30, 2024, but before the date these condensed consolidated financial statements were issued, options to purchase up to 216,851 shares of common stock at a weighted average exercise price of $26.04 per share expired.

No stock options were granted during the nine months ended September 30, 2024. The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of September 30, 2024, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3	$57	148	188
General and administrative	194	149	350	569
Total stock-based compensation expense	$197	$206	498	757

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of September 30, 2024, the Company had no material noncancellable commitments not expected to be reimbursed under the Cipla Agreement.

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

In June 2024, the Company entered into a short-term lease agreement for its new headquarters at 945 Concord Street, Framingham, Massachusetts. No lease liability or right-of-use asset has been recorded for this short-term lease, and the short-term lease cost associated with this lease is immaterial.

Previous Headquarters

On May 28, 2024, as part of the MannKind Transaction (see further discussion in Note 6, Significant Agreements), the Company and the Landlord executed the Lease Assignment Agreement to assign the Lease Agreement to MannKind in July 2024. The Company accounted for the Lease Assignment Agreement as a lease modification that reduced the lease term to the assignment date in July 2024. Accordingly, during the three months ended June 30, 2024, the Company remeasured its lease liability as of the modification date to reflect the decrease in fixed lease payments, with the amount of the remeasurement, $8.4 million, adjusted by a corresponding reduction to the right-of-use asset.

Following the closing of the MannKind Transaction, $1.4 million of restricted cash was released in August 2024, which had been held in a depository account at a financial institution to collateralize a conditional stand-by letter of credit related to the Lease Agreement.

The components of lease expense for the Company for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Fixed lease cost	$-	$553	$678	$1,349
Variable lease cost	8	203	214	484
Total lease cost	$8	$756	$892	$1,833

Other information
Cash paid for amounts included in the measurement of lease liabilities	$24	$2,699	$681	$3,562
Weighted-average remaining lease term			-	10.2 years
Weighted-average discount rate			-	11.00%

12. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2024 and 2023.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of September 30, 2024 and December 31, 2023.

The Company applies ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of September 30, 2024 and December 31, 2023.

13. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the weighted-average number common shares outstanding during the period, after taking into consideration any potentially dilutive effects from outstanding stock options or warrants.

Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2024 and 2023, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact:

	Three and Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	250,897	364,975
Warrants to purchase common stock	934,373	1,161,493
Total options and warrants to purchase common stock	1,185,270	1,526,468

14. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2024 through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2024, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of September 30, 2024, our patent portfolio related to iSPERSE™ included approximately 147 granted patents, 18 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 51 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 280 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 18 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

On May 15, 2024, we announced publication of, “Safety, tolerability, and pharmacokinetics of a single orally inhaled dose of PUR3100, a dry powder formulation of dihydroergotamine versus intravenous dihydroergotamine: A Phase 1 randomized, double-blind study in healthy adults” in the peer-reviewed publication Headache: The Journal of Head and Face Pain.

We believe that in this trial, PUR3100 demonstrated the potential for rapid pain relief and improved DHE tolerability versus IV DHE. With a Tmax of 5 minutes and a Cmax in the therapeutic window for all doses tested, we believe that PUR3100 has the potential to address an unmet need for acute migraine sufferers and we are pursuing different options to advance PUR3100 into a Phase 2 clinical trial to further investigate its promising profile in treating acute migraine.

The completed Phase 1 study demonstrated optimal pharmacokinetics and improved tolerability of PUR3100 compared to IV DHE. The Phase 1 trial was a randomized, double-dummy, double-blinded design to assesses the safety, tolerability, and pharmacokinetics (PK) of three dose groups treated with inhaled PUR3100 with intravenous (IV) placebo, compared to a single dose of IV DHE (DHE mesylate injection) with inhaled placebo in healthy volunteers. All doses of PUR3100 were generally well tolerated with a lower incidence of nausea (21% vs. 86%), vomiting (0% vs. 29%), and headache (16% vs. 57%) compared to IV DHE. The PK profile of PUR3100 versus IV DHE was characterized by a similar mean time to Cmax (5 vs. 5.5 min), with reduced AUC0–2h (1120–4320 vs. 6340), and a lower Cmax (3620–14,400 vs. 45,000). All doses of PUR3100 were associated with mean Cmax above the minimum level required to achieve efficacy (1000 pg/mL).

Over 39 million patients suffer from migraine in the United States and there is currently no orally inhaled DHE treatment option for patients. PUR3100 is our orally inhaled therapeutic candidate formulation of DHE engineered with iSPERSE™ for the treatment of acute migraine. Pulmatrix is currently looking at opportunities to finance or partner PUR3100 to initiate a potential Phase 2 clinical study.

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

Pursuant to the Third Amendment, the definition of the “Cipla Territory”, has been expanded to include all markets other than the United States.

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

Pursuant to the Third Amendment, we and Cipla stopped patient enrollment for the ongoing Phase 2b clinical study. We agreed that during the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), we would complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in the Cipla Territory, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database for the Cipla Territory.

For the duration of the Wind Down Period, we and Cipla were each responsible for 60% and 40%, respectively, of our Direct Costs. We shared all other development costs with Cipla that are not Direct Costs, such as the cost of clinical research organizations, manufacturing costs and other third-party costs, on a 50/50 basis. Reimbursements from Cipla to us for these costs were subject to a maximum reimbursement amount as approved by the joint steering committee.

We completed all Phase 2b wind down activities within the third quarter of 2024. As such, we no longer bear further financial responsibility for the commercialization and development with respect to the Product in the Cipla Territory, with such commercialization and development expenses of the Product in the Cipla Territory to be borne at Cipla’s sole cost and expense after January 6, 2024. We will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900, our inhaled iSPERSE™ formulation of the antifungal drug itraconazole for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

Financial Overview

Revenues

To date, we have not generated any product sales. The revenues for the three and nine months ended September 30, 2024 and 2023 were primarily generated from the Cipla Agreement as related to our PUR1900 program, for which wind down activities have been completed.

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

There were no changes to our critical accounting estimates during the nine months ended September 30, 2024 as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting estimates disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenues	$366	1,753	(1,387)

Operating expenses:
Research and development	814	3,963	(3,149)
General and administrative	2,209	1,729	480
Total operating expenses	3,023	5,692	(2,669)
Loss from operations	(2,657)	(3,939)	1,282
Other income (expense):
Interest income	101	217	(116)
Other expense, net	(31)	(52)	21
Net loss	$(2,587)	(3,774)	1,187

Revenues — Revenues were $0.4 million for the three months ended September 30, 2024, as compared to $1.8 million for the three months ended September 30, 2023, a decrease of $1.4 million. The decrease is primarily related to the wind down of the PUR1900 Phase 2b clinical trial, for which we incurred fewer expenses eligible for reimbursement under the Cipla Agreement as compared to the corresponding period in the previous year.

Research and development expenses — Research and development expenses were $0.8 million for the three months ended September 30, 2024, as compared to $4.0 million for the three months ended September 30, 2023, a decrease of approximately $3.2 million. The decrease was primarily due to $1.7 million less employment and other operating cost following the MannKind Transaction, $1.2 million less cost incurred on the PUR1900 program, for which the winding down of the Phase 2b clinical trial was completed during the three months ended September 30, 2024, and $0.3 million less cost incurred on the PUR3100 program.

General and administrative expenses — General and administrative expenses were $2.2 million for the three months ended September 30, 2024, as compared to $1.7 million for the three months ended September 30, 2023, an increase of approximately $0.5 million. The increase was primarily due to $0.6 million of increased employment costs associated with employee terminations, partially offset by $0.1 million of decreased operating costs.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenues	$7,803	5,096	2,707

Operating expenses:
Research and development	7,160	12,002	(4,842)
General and administrative	5,836	5,609	227
Loss on MannKind Transaction	2,618	-	2,618
Total operating expenses	15,614	17,611	(1,997)
Loss from operations	(7,811)	(12,515)	4,704
Other income (expense):
Interest income	394	675	(281)
Other expense, net	(156)	(198)	42
Net loss	$(7,573)	(12,038)	4,465

Revenues — Revenues were $7.8 million for the nine months ended September 30, 2024, as compared to $5.1 million for the nine months ended September 30, 2023, an increase of $2.7 million. The increase is primarily related to a contract modification of the Cipla Agreement which resulted in a cumulative catch-up adjustment recorded during the three months ended March 31, 2024. The amount of the cumulative catch-up had been included in deferred revenue at the beginning of the period. This increase was partially offset by the Company incurring fewer expenses eligible for reimbursement under the Cipla Agreement as compared to the corresponding period in the previous year.

Research and development expenses — Research and development expenses were $7.2 million for the nine months ended September 30, 2024, as compared to $12.0 million for the nine months ended September 30, 2023, a decrease of approximately $4.8 million. The decrease was primarily due to $2.0 million less cost incurred on the PUR1900 program during the winding down of the Phase 2b clinical trial, $2.0 million less employment and other operating cost following the MannKind Transaction and $0.8 million less cost related to the PUR3100 and PUR1800 programs.

General and administrative expenses — General and administrative expenses were $5.8 million for the nine months ended September 30, 2024, as compared to $5.6 million for the nine months ended September 30, 2023, an increase of approximately $0.2 million. The increase was primarily due to $0.4 million of increased employment costs associated with employee terminations, partially offset by $0.2 million of decreased other operating costs.

Loss on MannKind Transaction — Loss on MannKind Transaction was $2.6 million on certain assets held for sale as of June 30, 2024 and disposed of during the three months ended September 30, 2024, in connection with the MannKind Transaction, as compared with no such loss for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Through September 30, 2024, we incurred an accumulated deficit of $295.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of September 30, 2024 was $10.8 million.

We anticipate that we will continue to incur losses in the foreseeable future due to development costs associated with our iSPERSE™ pipeline programs, contingent on obtaining financing or partnership to continue such development. We may raise capital through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances. We are currently exploring financing or partnership arrangements to develop and initiate a potential Phase 2 clinical study for PUR3100.

We expect that our existing cash and cash equivalents as of September 30, 2024 will enable us to fund our corporate operating expenses for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(9,455)	$(13,974)
Net cash used in investing activities	(398)	(371)
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents, and restricted cash	$(9,853)	$(14,292)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $9.5 million, which was primarily the result of $7.6 million of net loss and $5.4 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $3.6 million of net non-cash adjustments.

Net cash used in operating activities for the nine months ended September 30, 2023 was $14.0 million, which was primarily the result of a net loss of $12.0 million and $4.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.0 million of net non-cash adjustments.

Net cash used in investing activities

Net cash used in investing activities was $0.4 million for both the nine months ended September 30, 2024 and 2023, which was due to purchases of property and equipment.

Net cash provided by financing activities

No cash was provided by financing activities for the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs.

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

During the nine months ended September 30, 2024, no shares of our common stock were sold under the Sales Agreement.

Known Trends, Events and Uncertainties

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. In addition, ongoing geopolitical conflicts, including between Russia and Ukraine and between Israel and Hamas, and related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our drug candidate development program based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PULMATRIX, INC.

Date: November 8, 2024	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1#	General Release and Severance Agreement, dated as of July 19, 2024, by and between Pulmatrix, Inc. and Teofilo Raad (incorporated by reference to Exhibit 10.1 of Pulmatrix, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2024).

10.2#	Amendment No. 3 to Consulting Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.2 of Pulmatrix, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2024).

10.3#	Letter Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Peter Ludlum (incorporated by reference to Exhibit 10.3 of Pulmatrix, Inc.’s Current Report on Form 8-K, filed with the SEC on July 19, 2024).

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	These exhibits are management contracts or compensatory plans or arrangements.

