Form 10-K
period 2024-12-31
Pulmatrix, Inc.
filed 2025-03-21
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2024, the last business day of registrant’s most recently completed second fiscal quarter, was $7,048,862.

As of March 17, 2025, the registrant had 3,652,285 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PULMATRIX, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the risk that the conditions to closing of the potential Merger with Cullgen (each as defined herein) are not satisfied, including failure to obtain stockholder approval for the transactions;

●	the risk that we are unable to meet expectations regarding the timing and completion of the Merger;

●	uncertainties as to the timing and costs of the consummation of the transactions contemplated by the Merger Agreement (as defined herein);

●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

●	the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee;

●	the outcome of any legal proceedings that may be instituted against us, Cullgen, or any of each company’s respective directors or officers related to the Merger Agreement or the transactions contemplated thereby;

●	should we resume development of our product candidates, our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	should we resume development of our product candidates, our inability to carry out research, development and commercialization plans;

●	should we resume development of our product candidates, our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	should we resume development of our product candidates, our inability to complete preclinical testing and clinical trials as anticipated;

●	should we resume development of our product candidates, our collaborators’ inability to successfully carry out their contractual duties;

●	should we resume development of our product candidates, termination of certain license agreements;

●	should we resume development of our product candidates, our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	should we resume development of our product candidates, difficulties in obtaining financing on commercially reasonable terms, or at all;

●	should we resume development of our product candidates, intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	should we resume development of our product candidates, entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	loss of one or more key executives or scientists; and

●	should we resume development of our product candidates, difficulties in securing regulatory approval to market our product candidates.

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

Unless otherwise stated, references in this Annual Report on Form 10-K to “us,” “we,” “our,” or “Company” refer to Pulmatrix, Inc., a Delaware corporation, and its subsidiaries, Pulmatrix Operating Company, Inc. and PCL Merger Sub, Inc., both Delaware corporations, and PCL Merger Sub II, LLC, a Delaware limited liability company.

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

Overview

We are a biopharmaceutical company that has focused on the development of novel inhaled therapeutic products intended to prevent and treat migraine and respiratory diseases with important unmet medical needs using our patented iSPERSE™ technology. Our proprietary product pipeline includes treatments for central nervous system (“CNS”) disorders such as acute migraine and serious lung diseases such as Chronic Obstructive Pulmonary Disease (“COPD”) and allergic bronchopulmonary aspergillosis (“ABPA”). Our product candidates are based on our proprietary engineered dry powder delivery platform, iSPERSE™, which seeks to improve therapeutic delivery to the lungs by optimizing pharmacokinetics and reducing systemic side effects to improve patient outcomes.

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

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on November 13, 2024, Pulmatrix entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Pulmatrix, PCL Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pulmatrix (“Merger Sub I”), PCL Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Pulmatrix (“Merger Sub II” and together with Merger Sub I, “Merger Subs”) and Cullgen Inc., a Delaware corporation (“Cullgen”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Cullgen, with Cullgen surviving the merger as the surviving corporation (the “First Merger” and the effective time of the First Merger, the “First Effective Time”) and as part of the same overall transaction, Cullgen will merge with and into Merger Sub II, with Merger Sub II continuing as a wholly owned subsidiary of Pulmatrix and the surviving corporation of the merger (the “Second Merger” and together with the First Merger, the “Merger”). The Merger Agreement was unanimously approved by the Pulmatrix board of directors, which resolved to recommend approval of the Merger Agreement to Pulmatrix stockholders.

The closing of the Merger (the “Closing”) is subject to approval by Pulmatrix stockholders and Cullgen stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction, Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger, and approval from the China Security Regulatory Commission. If the Merger is completed, the business of Cullgen will continue as the business of the combined company (the “Combined Company”). We are currently seeking opportunities to monetize our existing clinical assets.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger and any asset sale, will result in the Company pursuing such a transaction, or that any transactions, if pursued, will be completed on terms favorable to the Company and its stockholders in the existing Pulmatrix entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, and if the Merger is not consummated, the Pulmatrix board of directors may decide to pursue a dissolution and liquidation of the Company.

Business Strategy

Our goal has been to develop breakthrough therapeutic products that are safe, convenient, and more effective than the existing therapeutic products for respiratory and other diseases where iSPERSE™ properties are advantageous.

Our current pipeline of clinical assets is aligned to this goal and includes iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases, including CNS disorders and pulmonary diseases. These therapeutic candidates include PUR3100 for the treatment of acute migraine, PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR1900 for the treatment of ABPA in patients with asthma and in patients with cystic fibrosis (“CF”). Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

We are exploring opportunities to monetize these clinical assets in connection with the Merger. Continued development of these candidates, if that were to occur, would be contingent on securing additional funding and would require significant expenditures to advance. Thereafter, if development of such product candidates were to be continued and successfully advanced (of which there can be no assurance), it would be necessary to seek and obtain marketing approval to commercialize such product candidates, which could be expected to require the expenditure of significant additional resources and expenses related to regulatory, product sales, medical affairs, marketing, manufacturing and distribution.

Contingent on securing additional funding and continuing development of these candidates, we would expect to continue to incur substantial expenses and operating losses for at least the next several years, as we would:

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2024, our patent portfolio related to iSPERSE™ included approximately 149 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 50 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 281 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 17 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

Competition and Market Opportunities

The American Migraine Foundation estimates that at least 39 million people in the United States and 1 billion people worldwide live with migraine, but because many people are not diagnosed or do not receive the treatment they need, the actual number may be higher. Current treatments for migraine include oral, intranasal, IV or subcutaneous formulations of triptans, DHE, and calcitonin gene-related peptide (“CGRP”) antagonists (gepants). Studies show that people with migraines are underdiagnosed, undertreated, and experience substantial decreases in functioning and productivity, which translates into diminished quality of life for individuals, and financial burdens to patients, healthcare systems, and employers. All current treatments are limited by incomplete efficacy and/or intolerability. Therefore, development of additional treatments for acute migraine is warranted.

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

Vectura Inc. is developing an orally inhaled powder formulation of DHE for the acute treatment of migraines in adults. Vectura completed a Phase 1 clinical trial in 2024, with results pending. To the best of our knowledge, there are no other orally inhaled DHE formulations currently in development or on the market. Migranal and Trudhesa are the two currently FDA approved intranasal formulations of DHE. Satsuma Pharmaceuticals, a subsidiary of Shin Nippon Biomedical Laboratories (“Satsuma”), has developed a dry powder formulation of DHE for intranasal dosing and has completed two Phase 3 clinical studies (ClinicalTrials.gov: NCT03901482 and NCT04940390). Despite failure of both clinical studies to achieve primary endpoints, Satsuma filed an NDA in the first quarter of 2023 based on post-hoc analysis showing benefit in secondary endpoints. In January 2024, the FDA declined to approve the treatment, citing manufacturing concerns. Satsuma resubmitted its NDA in November 2024.

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

Competition and Market Opportunities

There are 18 million moderate-to-severe episodes of AECOPD in the US each year. AECOPD are sudden onset increases in symptoms, including increased dyspnea, sputum purulence and volume, and wheezing, coughing, and shortness of breath that require medical intervention and can lead to hospitalization. The occurrence of an exacerbation greatly increases the likelihood of a further exacerbation within the following 6 months and creates a significant financial burden to healthcare systems.

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

The new Phase 2b study included a 16-week dosing regimen and exploration of potential regulatory approval endpoints. We dosed the first patient during the first quarter of 2023. In January 2024, pursuant to the Third Amendment (as defined herein), we announced plans to stop patient enrollment at 8 subjects in this study, effective immediately, and to terminate the study as soon as reasonably possible between the date of the Third Amendment and July 30, 2024. We completed all Phase 2b wind down activities in the third quarter of 2024. As such, we no longer bear further financial responsibility for the commercialization and development with respect to the Product in the Cipla Territory, with such commercialization and development expenses of the Product in the Cipla Territory to be borne at Cipla’s sole cost and expense after January 6, 2024.

Our partner Cipla has continued clinical development outside the United States and has advised us that they have completed their Phase 2 study in India. Should Cipla successfully market PUR1900 outside the United States, Pulmatrix will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900 for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

Business Development

PUR3100

We are currently exploring opportunities to monetize PUR3100.

In September 2023, we announced the FDA’s acceptance of an IND application for PUR3100 and receipt of a “study may proceed” letter for a Phase 2 study. The IND includes a Phase 2 clinical protocol where safety and preliminary efficacy of PUR3100 will be investigated in patients with acute migraine.

PUR1800

We are currently exploring opportunities to monetize PUR1800.

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

PUR1900

We are currently exploring opportunities to monetize PUR1900 within the United States.

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

Also pursuant to the Third Amendment, we and Cipla stopped patient enrollment for the ongoing Phase 2b clinical study. We agreed that during the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), we would complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in the Cipla Territory, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database for the Cipla Territory.

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

We completed all Phase 2b wind down activities in the third quarter of 2024. As such, we no longer bear further financial responsibility for the commercialization and development with respect to the Product in the Cipla Territory, with such commercialization and development expenses of the Product in the Cipla Territory to be borne at Cipla’s sole cost and expense after January 6, 2024. We will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900, our inhaled iSPERSE™ formulation of the antifungal drug itraconazole for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2024, our patent portfolio related to iSPERSE™ included approximately 149 granted patents, 19 of which are granted US patents, with expiration dates from 2024 to 2037, and approximately 50 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 281 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 17 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have historically maintained small-scale production capabilities and performed early process development for our product candidates to produce the quantities necessary to conduct preclinical studies of our investigational product candidates. We do not have, and do not currently plan to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or drug product for use in human clinical studies. We rely on contract manufacturing organizations (“CMOs”) and third-party contractors to manufacture drug substance and drug product required for our clinical studies. We expect to continue to rely on CMOs to manufacture drug substances and drug products under the appropriate current Good Manufacturing Practices (“cGMP”) conditions to perform clinical studies for the foreseeable future. We also contract with CMOs for the labeling, packaging, storage and distribution of investigational drug products. These arrangements allow us to maintain a more flexible infrastructure while focusing our expertise on researching and developing our products.

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

Research and Development

For fiscal years ended December 31, 2024 and 2023, we spent approximately $7.2 million and $15.5 million, respectively, on research and development activities.

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

FDA Approval Process

The steps required to be taken before a new drug may be marketed in the United States generally include:

●	Completion of preclinical laboratory and animal testing;

●	The submission to the FDA of an IND application, which must be evaluated, for safety and quality of scientific evaluation, and found acceptable by the FDA before human clinical trials may commence;

●	Performance of adequate and well-controlled human clinical trials in accordance with the protocols described in the accepted IND, as well as FDA’s IND regulations to establish the safety and efficacy of the proposed drug for its intended use; and

●	Submission and approval of an NDA.

Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, what types of patients may enter the study, schedules of tests and procedures, drugs, dosages, and length of study, as well as the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND application and, subsequently adhered to in conducting clinical trials, if the IND application is accepted.

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

Clinical trials must be conducted in accordance with the FDA’s good clinical practices (“GCP”), requirements. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. In addition, to support an IND or an application for marketing approval with the FDA, clinical studies conducted outside of the United States must conform with GCP requirements. An institutional review board (“IRB”) generally must approve the clinical trial design and patient informed consent at study sites that the IRB oversees and also may halt a study, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group recommends whether or not a trial may move forward at designated check points based on access to certain data from the study. The clinical study sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

Reimbursement

In the United States and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors, managed care providers, private health insurers and other organizations. Each third-party payor may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Without adequate coverage and reimbursement from third-party payors, patients and providers are unlikely to use or prescribe any products for which we receive regulatory approval for commercial sale and may not enable us to realize an appropriate return on our investment in research and product development may not be available for our products.

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

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2024 and 2023 has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2024, we had two full-time employees, both of whom were engaged in full-time administrative activities. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Properties

We are a virtual company and do not lease or own any physical space. We maintain a mailing address at 945 Concord Street, Suite 1217, Framingham, Massachusetts 01701.

We assigned our previous lease, for our previous headquarters in Bedford, Massachusetts, during the third quarter of 2024 to MannKind Corporation.

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

Risks Related to the Merger with Cullgen

●	There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that we and Cullgen expect to obtain from the Merger;

●	We may engage in the sale, license, transfer, disposition, divestiture or other monetization transaction Pulmatrix Legacy Business;

●	The issuance of shares of our common stock to Cullgen stockholders in the Merger will substantially dilute the voting power of our current stockholders. Having a minority share position will reduce the influence that current stockholders have on our management;

●	The issuance, or expected issuance, of our common stock in connection with the Merger could decrease the market price of our common stock;

●	The intended benefits of the Merger may not be realized;

●	Because the lack of a public market for Cullgen common stock makes it difficult to evaluate the fairness of the Merger, Cullgen stockholders may receive consideration in the Merger that is greater than or less than the fair market value of Cullgen common stock;

●	Transfers of the Combined Company’s securities utilizing Rule 144 of the Securities Act may be limited;

●	Our expected disposal of our historical assets and operations in connection with our proposed Merger with Cullgen will make us a shell company. As a result, we will be subject to more stringent reporting requirements, offering limitations and resale restrictions;

●	Directors and officers of us and Cullgen may have interests in the Merger that are different from, or in addition to, those of our stockholders and Cullgen stockholders generally that may influence them to support or approve the Merger;

●	If the Merger is completed, Cullgen executive officers and Cullgen appointees to the Combined Company board of directors will have the ability to significantly influence the Combined Company’s management and business affairs, as well as matters submitted to the Combined Company board of directors or stockholders for approval, especially if they decide to act together with the current Cullgen stockholders;

●	The announcement and pendency of the Merger could have an adverse effect on our or Cullgen’s business, financial condition, results of operations or business prospects;

●	During the pendency of the Merger, we or Cullgen may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement;

●	We have a history of net losses and may experience future losses;

●	Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement;

●	The rights of Cullgen stockholders who become our stockholders in the Merger and our stockholders following the Merger will be governed by the Certificate of Incorporation, as amended;

●	The Exchange Ratio is not adjustable based on the market price of our common stock, so the Merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed;

●	We are expected to incur substantial expenses related to the Merger with Cullgen;

●	Failure to complete the Merger could negatively affect the value of our common stock and the future business and financial results of both us and Cullgen;

●	The Merger is expected to result in a limitation on the Combined Company’s ability to utilize its net operating loss carryforward;

●	The analysis received by our board of directors from Lucid Capital Markets, LLC has not been, and is not expected to be, updated to reflect changes in circumstances that may have occurred since the date of the analysis;

●	The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes or other causes;

●	We and Cullgen may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of our and Cullgen’s management and harm the Combined Company’s business, and insurance coverage may not be sufficient to cover all related costs and damages;

●	We have never paid and, other than in connection with the Merger with Cullgen, does not intend to pay any cash dividends in the foreseeable future;

●	We are substantially dependent on our remaining employees, key contractors and consultants to facilitate the consummation of the Merger.

Risks Related to the Proposed Reverse Stock Split

●	The proposed reverse stock split may not increase the Combined Company’s common stock price over the long term;

●	The proposed reverse stock split would have the effect of increasing the amount of common stock that the Combined Company is authorized to issue without further approval by the Combined Company stockholders;

●	The proposed reverse stock split may decrease the liquidity of our common stock;

●	The proposed reverse stock split may lead to a decrease in overall market capitalization of the Combined Company.

Risks Related to Our Business

●	We have a history of net losses and may experience future losses;

●	We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	We have historically been a clinical development stage biopharmaceutical company and have never been profitable;

●	All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products;

●	Drug development is a long, expensive, and inherently uncertain process with a high risk of failure at every stage of development, and results of earlier studies and trials may not be predictive of future trial results;

●	If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates;

●	We may not be able to attract, retain, or manage highly qualified personnel, which could adversely impact our business;

●	We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change;

●	If the third parties on which we rely to conduct our clinical trials, to manufacture clinical trial materials, and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for, or to commercialize, our products;

●	We rely on third-party contract vendors to manufacture and supply us with high quality active pharmaceutical ingredients and manufacture our therapeutic candidates in the quantities we require on a timely basis;

●	Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition;

●	We may not be successful in negotiating for an appropriate price in a future sale or assignment of our rights related to our current drug candidates;

●	Our failure to successfully acquire, develop and market additional drug candidates or approved drug products could impair our ability to grow;

●	Our business strategy may include entry into additional collaborative or license agreements. We may not be able to enter into collaborative or license agreements or may not be able to negotiate commercially acceptable terms for these agreements;

●	We may be subject to claims that our employees, independent consultants or agencies have wrongfully used or inadvertently disclosed confidential information of third parties;

●	Market and economic conditions may negatively impact our business, financial condition and share price;

●	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us;

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations;

●	Our business is subject to cybersecurity risks.

Risks Related to Regulatory Matters

●	Our product candidates must undergo rigorous nonclinical and clinical testing, and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products;

●	We cannot be certain that any of our current and future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;

●	We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies, if at all;

●	Any failure by us to comply with existing or future regulations could harm our reputation and operating results;

●	We and our third-party manufacturers are, and will be, subject to regulations of the FDA and other foreign regulatory authorities;

●	Even if we obtain regulatory approvals, our therapeutic candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign laws, regulations and guidelines, we could lose those approvals, and our business would be seriously harmed;

●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading;

●	If we fail to comply with federal or state “fraud and abuse” laws, the failure to comply with these laws may adversely affect our business, financial condition and results of operations;

●	Legislative or regulatory reform of the U.S. healthcare system may adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

●	We will be required to raise additional capital to fund our operations, and we may not be able to continue as a going concern if we are unable to do so;

●	Our long-term capital requirements are subject to numerous risks;

●	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

Risks Related to Our Intellectual Property

●	We may be unable to adequately protect or enforce our rights to intellectual property, causing us to lose valuable rights. Loss of patent rights may lead us to lose market share and anticipated profits;

●	If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could prevent us from developing or commercializing our product candidates;

●	We may be subject to other patent-related litigation or proceedings that could be costly to defend and uncertain in their outcome;

●	Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements;

●	If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business;

●	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Our Common Stock

●	The price of our common stock is subject to fluctuation and has been and may continue to be volatile;

●	Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters;

●	In the foreseeable future, we do not intend to pay cash dividends on shares of our common stock, except the potential Cash Dividend in connection with the Merger, so any investor gains will be limited to the value of our shares;

●	We may be at risk of securities class action litigation;

●	In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity;

●	We may issue additional equity securities in the future, which could result in dilution to existing investors;

●	We currently take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors;

●	Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our board of directors and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders;

●	Protective provisions in our charter and bylaws could prevent a takeover which could harm our stockholders.

Risks Related to the Merger with Cullgen

There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that we and Cullgen expect to obtain from the Merger.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, as set forth in the Merger Agreement, including the approval by our stockholders, approval by Nasdaq of our application for the initial listing of our common stock to be issued in connection with the Merger, and other customary closing conditions. There can be no assurance that we and Cullgen will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. For a discussion of the conditions to the completion of the Merger, see the section titled “The Merger Agreement-Conditions to the Completion of the Merger” beginning on page 147 of the proxy statement/prospectus included in the registration statement on Form S-4, filed with the SEC on February 14, 2025 (the “proxy statement/prospectus”). If the conditions are not satisfied or waived, the Merger may not occur or may not be completed within the expected timeframe, and we and Cullgen each may materially and adversely lose some or all of the potential benefits that we and Cullgen expect to achieve as a result of the Merger and could result in additional transaction costs or other effects associated with uncertainty about the Merger. In addition, pursuant to the Merger Agreement, we may extend the originally scheduled End Date (defined in the Merger Agreement as August 13, 2025) by up to 60 calendar days (to October 12, 2025). Moreover, each of we and Cullgen has incurred and expects to continue to incur significant expenses related to the Merger, such as legal and accounting fees, some of which must be paid even if the Merger is not completed.

We and Cullgen can agree at any time to terminate the Merger Agreement, even if our stockholders and/or Cullgen securityholders have already adopted the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement. We and Cullgen can also terminate the Merger Agreement under other specified circumstances.

In addition, if the Merger Agreement is terminated and our board of directors or the Cullgen board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. In such circumstances, our board of directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the Merger Agreement.

If the Merger Agreement is not consummated, it is anticipated that we will be delisted from the Nasdaq Capital Market and may need to consider whether to remain a public company. For risks related to a delisting from the Nasdaq Capital Market, see “-In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity,” in this Annual Report.

We may engage in the sale, license, transfer, disposition, divestiture or other monetization transaction Pulmatrix Legacy Business.

There can be no assurance that we will be able to conduct such transactions on favorable terms. Likewise, if the Merger is not completed, our ongoing businesses would be significantly impacted if assets of our business as conducted at any time prior to the date of the Merger Agreement (the “Pulmatrix Legacy Business”) is divested prior to the non-completion of the Merger.

The issuance of shares of our common stock to Cullgen stockholders in the Merger will substantially dilute the voting power of our current stockholders. Having a minority share position will reduce the influence that current stockholders have on our management.

Pursuant to the terms of the Merger Agreement, at the First Effective Time, we will issue (or reserve for future issuance) approximately 97,519,045 shares of our common stock using the assumed Exchange Ratio of 1.2491 (which is subject to change depending on the net amount of cash we have and the number of our and Cullgen’s outstanding securities at the First Effective Time), without giving effect to the proposed reverse stock split contemplated by the Reverse Stock Split Proposal (as defined herein), to Cullgen stockholders as merger consideration. As a result, upon completion of the Merger, our securityholders as of immediately prior to the Merger are expected to own approximately 3.6145% of the outstanding shares of the Combined Company on a fully-diluted basis, as further described under “The Merger-Exchange Ratio” in the proxy statement/prospectus. Accordingly, the issuance of the shares of our common stock to Cullgen stockholders in the Merger will significantly reduce the ownership stake and relative voting power of each share of our common stock held by current stockholders. Consequently, following the Merger, the ability of current stockholders to influence Combined Company management will be substantially reduced.

The issuance, or expected issuance, of our common stock in connection with the Merger could decrease the market price of our common stock.

In connection with the Merger and as part of the merger consideration, we expect to issue shares of common stock to Cullgen stockholders. The anticipated issuance of our common stock in the Merger may result in fluctuations in the market price of our common stock, including a stock price decrease. In addition, the perception in the market that the holders of a large number of shares of our common stock may intend to sell shares could reduce the market price of our common stock.

The intended benefits of the Merger may not be realized.

The Merger poses risks for our and Cullgen’s ongoing operations, including, among others:

●	that senior management’s attention may be diverted from the management of our current operations and development of our products and Cullgen’s current operations and development of its products;

●	costs and expenses associated with any undisclosed or potential liabilities; and

●	unforeseen difficulties may arise in integrating Cullgen’s and our business in the Combined Company.

As a result of the foregoing, the Combined Company may be unable to realize the full strategic and financial benefits currently anticipated from the Merger, and we or Cullgen cannot assure you that the Merger will be accretive to us or Cullgen in the near term or at all. Furthermore, if we or Cullgen fail to realize the intended benefits of the Merger, the market price of the Combined Company’s common stock could decline to the extent that the market price reflects those benefits. Our stockholders will have experienced substantial dilution of their ownership interests in us without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Because the lack of a public market for Cullgen common stock makes it difficult to evaluate the fairness of the Merger, Cullgen stockholders may receive consideration in the Merger that is greater than or less than the fair market value of Cullgen common stock.

The outstanding Cullgen common stock is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Cullgen shares. Since the percentage of our common stock to be issued to Cullgen stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued in connection with the Merger will be greater than the fair market value of Cullgen shares. Alternatively, it is possible that the value of the shares of our common stock to be issued in connection with the Merger will be less than the fair market value of Cullgen shares.

Transfers of the Combined Company’s securities utilizing Rule 144 of the Securities Act may be limited.

To the extent that we complete a sale of the assets of the Pulmatrix Legacy Business prior to completion of the Merger or are otherwise deemed a shell company, a significant portion of the Combined Company’s securities will be restricted from immediate resale. Holders should be aware that transfers of the Combined Company’s securities pursuant to Rule 144 may be limited as Rule 144 is not available, subject to certain exceptions, for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. Our expected disposal of our historical assets and operations in connection with the Merger with Cullgen will make us a shell company. We anticipate that following the consummation of the Merger, the Combined Company will no longer be a shell company. As a result, we anticipate that holders will not be able to sell their restricted Combined Company securities pursuant to Rule 144 without registration until one year after we file the Current Report on Form 8-K following the Closing that includes the required Form 10 information that reflects that the Combined Company is no longer a shell company.

Our expected disposal of our historical assets and operations in connection with our proposed Merger with Cullgen will make us a shell company. As a result, we will be subject to more stringent reporting requirements, offering limitations and resale restrictions.

We are seeking to divest our three remaining ongoing development programs, PUR3100, PUR1800 and its legacy technology and intellectual property. If deemed necessary by us, such a transaction may be contingent upon obtaining stockholder approval. As such, if successful in the divestment or if otherwise is deemed a shell company, we expect to become a shell company prior to or upon consummation of the Merger, and our Merger with Cullgen would be subject to the requirements applicable to shell company business combinations; provided, however, that if the Merger is not consummated, the disposal of our legacy technology and intellectual property is not expected to occur and we would therefore not expect to become a shell company.

The requirements applicable to shell company business combinations are as follows:

●	the Combined Company will need to file a Form 8-K to report the Form 10 type information after Closing with the SEC reflecting its status as an entity that is not a shell company;

●	We are not, and the Combined Company will not be, eligible to use a Form S-3 until 12 full calendar months after Closing;

●	the Combined Company will need to wait at least 60 calendar days after closing to file a Form S-8 for any equity plans or awards;

●	the Combined Company will be an “ineligible issuer” for three years following the closing, which will prevent the Combined Company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of well-known seasoned issuer status despite its public float;

●	investors who (i) are affiliates of Cullgen at the time the Merger is submitted for the vote or consent of Cullgen stockholders, (ii) receive securities of the Combined Company in the Merger (i.e., Rule 145(c) securities) and (iii) publicly offer or sell such securities, will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities, and accordingly such securities may not be included in the Form S-1 resale registration statement anticipated to be filed after the closing of the Merger unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and

●	Rule 144(i)(2) will limit the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the Combined Company per Rule 144 (i.e., holders of restricted securities and any affiliates of the public company are also affected) until one year after the Form 10 information is filed with the SEC.

The foregoing SEC requirements would increase the Combined Company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Further, such requirements will add burdensome restrictions on the resale of Combined Company shares by affiliates of Cullgen and any holders of “restricted” or “control” securities.

Directors and officers of us and Cullgen may have interests in the Merger that are different from, or in addition to, those of our stockholders and Cullgen stockholders generally that may influence them to support or approve the Merger.

Our and Cullgen’s officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders and Cullgen stockholders generally. Effective upon the Closing, Ying Luo, Ph.D., Thomas Eastling and Yue Xiong, Ph.D. are expected to be employed as executive officers by the Combined Company. It is expected that five directors designated by Cullgen, Drs. Luo and Xiong, Mr. Eastling, Claire Weston, Ph.D. and Maxwell Kirkby, and one director of our existing board of directors to be agreed to by Cullgen (which such director has not been identified as of the date of this Annual Report) are to be appointed as Combined Company directors after the completion of the Merger and will receive cash and equity compensation in consideration for such service as described in more detail in the section titled “Management Following the Merger” beginning on page 284 of the proxy statement/prospectus. Upon the Merger, the vesting of outstanding equity awards held by our current directors and officers will accelerate. Each outstanding option to acquire shares of Cullgen common stock held by Cullgen executive officers and directors will be converted into an option to acquire shares of our common stock.

In addition, our and Cullgen’s directors and executive officers also have certain rights to indemnification or to directors’ and officers’ liability insurance that will survive the completion of the Merger. These interests may have influenced our and Cullgen’s directors and executive officers to support or recommend the proposals presented to our and Cullgen’s stockholders. See the sections titled “The Merger-Interests of Pulmatrix Directors and Executive Officers in the Merger” beginning on page 124 and “The Merger-Interests of Cullgen Directors and Executive Officers in the Merger” beginning on page 126 of the proxy statement/prospectus.

If the Merger is completed, Cullgen executive officers and Cullgen appointees to the Combined Company board of directors will have the ability to significantly influence the Combined Company’s management and business affairs, as well as matters submitted to the Combined Company board of directors or stockholders for approval, especially if they decide to act together with the current Cullgen stockholders.

Upon completion of the Merger, the former Cullgen securityholders are expected to own approximately 96.3655% of the outstanding shares of the Combined Company on a fully diluted basis, excluding the effects of adjustments based on Pulmatrix’s Net Cash (as defined in the Merger Agreement). If the Merger is completed, the Combined Company is expected to be led by Cullgen executive officers. Furthermore, the Combined Company’s anticipated board of directors will consist of six members, five of which will be appointed by Cullgen pursuant to the terms of the Merger Agreement and one of which will be an existing member of the Pulmatrix board of directors to be agreed to by Cullgen. As a result, such persons, if they choose to act together, will have the ability to significantly influence the Combined Company’s management and business affairs, as well as matters submitted to the Combined Company board of directors or stockholders for approval.

The announcement and pendency of the Merger could have an adverse effect on our or Cullgen’s business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger could disrupt our and/or Cullgen’s businesses in the following ways, among others:

●	Our or Cullgen’s current and prospective employees could experience uncertainty about their future roles within the Combined Company, and this uncertainty might adversely affect our or Cullgen’s ability to retain, recruit and motivate key personnel;

●	the attention of our or Cullgen’s management may be directed towards the completion of the Merger and other transaction-related considerations and may be diverted from our or Cullgen’s day-to-day business operations, as applicable, and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us or Cullgen, as applicable;

●	customers, prospective customers, suppliers, collaborators and other third parties with business relationships with us or Cullgen may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with us or Cullgen as a result of the Merger, whether pursuant to the terms of their existing agreements with us or Cullgen; and

●	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

Should they occur, any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, us or Cullgen.

During the pendency of the Merger, we or Cullgen may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede our and Cullgen’s the ability to make dispositions or acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger, potential spin-off of all or a portion of our assets prior to the consummation of the Merger, other than the Parent Restructuring (as defined in the Merger Agreement) and certain permitted financings as set forth in the Merger Agreement. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition, a tender offer, a merger or other business combination outside the ordinary course of business. These restrictions may prevent each of us and Cullgen from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to their business or executing certain of their business strategies prior to the completion of the Merger, which could be favorable to our stockholders or Cullgen stockholders. See the section titled “The Merger Agreement-Non-Solicitation” beginning on page 143 of the proxy statement/prospectus.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us and Cullgen from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances if our board of directors determines in good faith, after consultation with its independent financial advisor and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of our board of directors. In the event that our board of directors withdraws or modifies its recommendation for Nasdaq Stock Issuance Proposal (as defined in the proxy statement/prospectus) based on such superior competing proposal, Cullgen may terminate the Merger Agreement. See the section titled “The Merger Agreement-Termination and Termination Fees” beginning on page 148 of the proxy statement/prospectus.

The rights of Cullgen stockholders who become our stockholders in the Merger and our stockholders following the Merger will be governed by the Certificate of Incorporation, as amended.

Upon consummation of the Merger, outstanding shares of Cullgen common stock will be converted into the right to receive shares of our common stock. Cullgen stockholders who receive shares of our common stock in the Merger will become our stockholders. As a result, Cullgen stockholders who become our stockholders will be governed by the Certificate of Amendment, rather than being governed by the Cullgen Charter. Pursuant to the Merger Agreement, the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) will be amended, subject to our stockholders’ approval of the applicable proposals described in the proxy statement/prospectus, immediately prior to the effective time of the Merger. See the section titled “Comparison of Rights of Holders of Pulmatrix Capital Stock and Cullgen Capital Stock” beginning on page 305 of the proxy statement/prospectus.

The Exchange Ratio is not adjustable based on the market price of our common stock, so the Merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the Exchange Ratio (as defined in the Merger Agreement) formula for the Cullgen common stock, and the Exchange Ratio is only adjustable upward or downward to reflect our and Cullgen’s equity capitalization as of immediately prior to the effective time of the Merger and the excess cash we have at the effective time of the Merger. Any changes in the market price of common stock before the completion of the Merger will not affect the number of shares Cullgen securityholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of our common stock declines from the market price on the date of the Merger Agreement, then Cullgen securityholders could receive merger consideration with substantially lower value. Similarly, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Cullgen securityholders could receive merger consideration with substantially more value for their shares of Cullgen common stock than the parties had negotiated for in the establishment of the Exchange Ratio. For a discussion of the Exchange Ratio, see the section titled “The Merger Agreement-Exchange Ratio” beginning on page 136 of the proxy statement/prospectus.

We are expected to incur substantial expenses related to the Merger with Cullgen.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Merger, as well as operating as a public company. We will incur significant fees and expenses relating to legal, accounting, financial advisory and other transaction fees and costs associated with the Merger. Actual transaction costs may substantially exceed our estimates and may have an adverse effect on the Combined Company’s financial condition and operating results.

Failure to complete the Merger could negatively affect the value of our common stock and the future business and financial results of both us and Cullgen.

If the Merger is not completed, our and Cullgen’s ongoing businesses could be adversely affected. Moreover, we and Cullgen will be subject to a variety of risks associated with the failure to complete the Merger, including without limitation the following:

●	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger;
●	reputational harm due to the adverse perception of any failure to successfully complete the Merger; and
●	having to pay certain costs relating to the Merger, such as legal, accounting, financial advisory, filing and printing fees.

If the Merger is not completed, the market price of our common stock and the business and financial results of both us (including the cessation of its operations) and Cullgen could be materially affected.

The Merger is expected to result in a limitation on the Combined Company’s ability to utilize its net operating loss carryforward.

Under Section 382 of the Code, use of our net operating loss carryforwards (“NOLs”) will be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. As of December 31, 2024, we had approximately $70.0 million of net operating loss carryforwards, of which $3.8 million will expire, if unused, between the years 2026 and 2037. We may experience an ownership change as a result of the Merger and therefore its ability to utilize its NOLs and certain credit carryforwards remaining at the effective time of the Merger may be limited. The limitation would be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. Limitations imposed on us ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

The analysis received by our board of directors from Lucid Capital Markets, LLC has not been, and is not expected to be, updated to reflect changes in circumstances that may have occurred since the date of the analysis.

Such analysis was one of many factors considered by our board of directors in approving the Merger. The analysis does not speak as of the time the Merger will be completed or any date other than the date of such analysis. Subsequent changes in the operation and prospects of us or Cullgen, general market and economic conditions and other factors that may be beyond the control of us or Cullgen, may significantly alter the value of us or Cullgen or the prices of the shares of our common stock by the time the Merger is to be completed. The analysis does not address the fairness of the merger consideration from a financial point of view to us at the time the Merger is to be completed, or as of any other date other than the date of such analysis, and the Merger Agreement does not require that the analysis be updated, revised or reaffirmed prior to the Closing to reflect any changes in circumstances between the date of the signing of the Merger Agreement and the completion of the Merger as a condition to closing the Merger. See the section titled “The Merger-Opinion of Pulmatrix’s Financial Advisor” beginning on page 112 of the proxy statement/prospectus.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes or other causes.

In general, either party can refuse to complete the Merger if there is a material adverse effect affecting the other party between November 13, 2024, the date of the Merger Agreement, and the Closing of the Merger. However, some types of changes do not permit either party to refuse to complete the Merger, even if such changes would have a material adverse effect on us or Cullgen, as the case may be:

●	changes or events affecting the industries in which the parties operate generally;
●	any natural disaster, calamity or epidemics, pandemics or other force majeure events or any act or threat of terrorism or war, any armed hostilities or terrorist events anywhere in the world or any governmental or other response or reaction to any of the foregoing; or
●	changes in U.S. GAAP or other applicable law or the interpretation thereof.

If adverse changes occur but we and Cullgen must still complete the Merger, the market price of our common stock may suffer. For a more complete discussion of what constitutes a material adverse effect on us or Cullgen under the Merger Agreement, see the section titled “The Merger Agreement- Representations and Warranties” beginning on page 140 of the proxy statement/prospectus.

We, our Board of Directors, and/or and Cullgen may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of our and Cullgen’s management and harm our, Cullgen, and/or the Combined Company’s business, and insurance coverage may not be available or sufficient to cover all related costs, expenses, and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We, our Board of Directors, and/or Cullgen may become involved in this type of litigation in connection with the Merger, and the Combined Company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of us, Cullgen and the Combined Company.

In connection with the Merger Agreement and the proxy statement/prospectus, Pulmatrix has received multiple demand letters from purported Pulmatrix stockholders demanding that Pulmatrix disclose certain additional information related to the merger (the “Demands”). Pulmatrix cannot predict the outcome of the Demands. Pulmatrix believes that the claims asserted in the Demands are without merit and intends to defend against them vigorously. Additional demand letters or lawsuits arising out of the Merger may also be received or filed in the future.

We have never paid and, other than in connection with the Merger with Cullgen, does not intend to pay any cash dividends in the foreseeable future.

We have never paid cash dividends on any of its capital stock. Pursuant to the terms of the Merger Agreement, we may declare and pay a special cash dividend to our stockholders of record prior to the Merger (the “Cash Dividend”). The Cash Dividend will be up to an amount equal in the aggregate to our reasonable, good faith approximation of the amount by which Parent Net Cash (as defined in the Merger Agreement) will exceed the Cash Dividend Amount (as defined in the Merger Agreement), provided, that if the Closing Parent Net Cash is greater than $7,000,000, the Cash Dividend Amount shall not exceed (x) $4,500,000 plus (y) an amount equal to (A) 0.5 multiplied by (B) the Closing Parent Net Cash in excess of $7,000,000. There is no guarantee that the Parent Net Cash will exceed $2,500,000. The amount of the Cash Dividend is currently uncertain, pending the determination of our outstanding obligations and net cash position as of the Closing. Other than such potential special cash dividend in connection with the Closing, we do not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future.

We are substantially dependent on our remaining employees, key contractors and consultants to facilitate the consummation of the Merger.

Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel, in addition to key contractors and consultants. Despite our efforts to retain these employees, as well as key contractors and consultants, one or more may terminate their employment or services with us on short notice. The loss of the service of certain employees, key contractors or consultants could potentially harm our ability to consummate the Merger and run our day-to-day business operations, as well as fulfill our reporting obligations as a public company.

Risks Related to the Proposed Reverse Stock Split

The proposed reverse stock split may not increase the Combined Company’s common stock price over the long term.

If the proposal to approve an amendment to the Certificate of Incorporation to effect a reverse stock split of the issued and outstanding common stock at a ratio determined by our board of directors and agreed to by Cullgen as further described in the joint proxy statement/prospectus (the “Reverse Stock Split Proposal”) is approved, the Combined Company anticipates effecting a reverse stock split in order at a ratio to be determined in the future. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of the Combined Company common stock upon effectiveness of the proposed reverse stock split, it cannot be assured that the proposed reverse stock split will result in any sustained proportionate increase in the market price of the Combined Company common stock, which is dependent upon many factors, including the business and financial performance of the Combined Company, general market conditions, and prospects for future success, which are unrelated to the number of shares of the Combined Company common stock outstanding. While the Combined Company common stock price might meet the initial listing requirements for Nasdaq initially, it cannot be assured that it will continue to do so.

The proposed reverse stock split would have the effect of increasing the amount of common stock that the Combined Company is authorized to issue without further approval by the Combined Company stockholders.

The proposed amendment to the Certificate of Incorporation in connection with the proposal to increase the number of authorized shares of common stock of the Company as set forth in the joint proxy statement/prospectus is anticipated to authorize the Combined Company to issue up to a certain number of shares of common stock yet to be determined as of the date of this Annual Report on Form 10-K, and does not anticipate reducing this amount in connection with the proposed reverse stock split. Except in certain instances, as required by law or by the rules of the securities exchange that lists the Combined Company common stock, these additional shares may be issued by the Combined Company without further vote of the Combined Company stockholders. If the Combined Company’s board of directors chooses to issue additional shares of the Combined Company common stock, such issuance could have a dilutive effect on the equity, earnings and voting interests of the Combined Company stockholders.

The proposed reverse stock split may decrease the liquidity of our common stock.

Although our board of directors believes that the anticipated increase in the market price of our common stock could encourage interest in its common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock.

The proposed reverse stock split may lead to a decrease in overall market capitalization of the Combined Company.

Should the market price of our common stock decline after the proposed reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the overall market capitalization of the Combined Company. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of the Combined Company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels and, accordingly, it cannot be assured that the total market value of our common stock will remain the same after the reverse stock split is effected, or that the proposed reverse stock split will not have an adverse effect on our common stock price due to the reduced number of shares outstanding after the proposed reverse stock split.

Risks Related to Our Business

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $9.6 million and $14.1 million for the fiscal years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $297.2 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

We have historically been a clinical development stage biopharmaceutical company and have never been profitable. We expect to incur additional losses in the future and may never be profitable.

We have historically been a clinical development stage biopharmaceutical company. We have not commercialized any product candidates or recognized any revenues from our product sales. All of our product candidates are still in the preclinical or clinical development stage, and none have been approved for marketing or are currently being marketed or commercialized. Our product candidates will require substantial additional development, clinical studies, regulatory clearances, and additional investments of time and capital before they can be commercialized. We cannot be certain when or if any of our product candidates will obtain the required regulatory approval.

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

We have a number of proprietary drug candidates in research and development ranging from the early research phase through preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and highly uncertain processes. It will take us several years to complete clinical trials and we may not have the resources to complete the development and commercialization of any of our proposed drug candidates. The start or end of a clinical trial can often be delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a competitor drug or required prior therapy, clinical outcomes, or financial constraints of us and our partners.

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

The scientific, research and development personnel upon whom we have historically relied to operate our business have expertise in certain aspects of drug development and clinical development, and it may be difficult to replace these individuals. We have previously conducted our research and development operations within the greater Boston area, and this region is headquarters to many other biopharmaceutical, biotechnology, pharmaceutical, and medical technology companies, as well as many academic and research institutions, and, therefore, we face increased competition for technical and managerial personnel in this region.

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

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us at any time. Although we have written employment offer letter agreements with our executive officers, our executive officers can leave their employment at any time, for any reason, with 30 days’ notice. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows. The loss of the services of any of our executive officers or our other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

Our third-party manufacturers and suppliers have experienced, and may continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions may impact our ability to receive our raw materials and certain components required for the manufacture of our clinical trial materials or products in the future, to distribute our products in a cost-effective and timely manner and to meet demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruption that may impact us or our manufacturers and suppliers could interrupt or delay our clinical trials, product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. We cannot predict whether our current or future trials and studies will adequately demonstrate the safety and efficacy of any of our product candidates or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date, including the clinical trials for PUR1900. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. If the FDA believes our clinical trials fail to demonstrate the requisite safety and efficacy of a product candidate, we will not obtain regulatory approval.

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

Before obtaining regulatory approval, the FDA requires the sponsor to file a marketing application, which must include all required information detailed in FDA regulations. If the application is incomplete, the FDA may refuse to review the application until the application is complete, which may, for example, require additional clinical trials. As a company, we have no experience in late-stage regulatory filings, such as preparing and submitting NDAs, which may place us at risk of delays, overspending and human resources inefficiencies. Any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

Any failure by us to comply with existing or future regulations could harm our reputation and operating results.

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

While we believe we understand the current laws and regulations to which our products are and will be subject, laws and regulations are constantly changing, as are administrative interpretations of laws and regulations. If we fail to comply with future changes in laws, regulations, or administrative interpretations, we may be unable to gain regulatory approval. In addition, any changes in current laws or regulations may result in an increase in costs for clinical trials and other requirements to gain regulatory approval. Finally, if we are slow to comply with new laws or regulations, our ability to gain regulatory approval may be substantially delayed.

Recently, President Trump’s administration issued a memorandum instructing U.S. executive agencies to prepare for reductions in workforce at governmental agencies, which likely includes the FDA. If the new administration takes action that substantially reduces FDA’s workforce, in particular, at the Center for Drug Evaluation and Research, we may face significant delay in obtaining approval and subsequently marketing our product candidates.

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

Failure to establish that our manufacturing capabilities are sufficient to comply with FDA regulatory requirements during clinical trials, including cGMP requirements, may result in an inability to gain regulatory approval for our product candidates. While we currently believe our iSPERSE technology will allow us to deliver our product candidates in compliance with FDA cGMPs and other manufacturing regulations, the FDA may disagree. This could result in an inability to receive timely regulatory approval, if at all, for our iSPERSE product candidates.

Even if we obtain regulatory approvals, our therapeutic candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign laws, regulations and guidelines, we could lose those approvals, and our business would be seriously harmed.

Even if our therapeutic candidates receive regulatory approval, we or our commercialization partners, as applicable, will be subject to ongoing reporting obligations, including pharmacovigilance, and the therapeutic candidates and the manufacturing operations will be subject to continuing regulatory review, including inspections by the FDA or other foreign regulatory authorities. The results of this ongoing review may result in the withdrawal of a therapeutic candidate from the market, the interruption of the manufacturing operations and/or the imposition of new product labeling (such as warnings) and/or marketing limitations. Since many more patients are exposed to drugs following their marketing approval, serious but infrequent adverse reactions that were not observed in clinical trials may be observed during the commercial marketing of the therapeutic candidate. In addition, the manufacturer and the manufacturing facilities that we or our commercialization partners use to produce any therapeutic candidate will be subject to periodic review and inspection by the FDA and other foreign regulatory authorities. Later discovery of previously unknown problems with any therapeutic candidate, manufacturer or manufacturing process, or failure to comply with rules and regulatory requirements, may result in actions, including but not limited to the following:

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

In the United States, we will be subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse the healthcare industry, which could affect us, particularly upon successful commercialization of our products in the United States. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on our behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration in exchange for or to induce the referral of an individual for, or the purchase, order or recommendation of, any good or service, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. However, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental healthcare programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines, penalties and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for, or purchase, order or recommendation of, goods or services reimbursed by any source, not just governmental payors. The scope and enforcement of these laws are uncertain and subject to change in the current environment of healthcare reform. We cannot predict the impact on our business, financial condition nor results of operations of any changes in these laws. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Law enforcement authorities are increasingly focused on enforcing these laws, and if we are challenged under of one of these laws, we could be required to pay a fine and/or penalty and could be suspended or excluded from participation in federal or state healthcare programs, and our business, results of operations and financial condition may be adversely affected.

Legislative or regulatory reform of the U.S. healthcare system may adversely affect our business.

On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) (the “ACA”) and on March 30, 2010, he signed the “Health Care and Education Reconciliation Act” (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Law.” The Healthcare Reform Law included a number of new rules regarding health insurance, the provision of healthcare, conditions to reimbursement for healthcare services provided to Medicare and Medicaid patients, and other healthcare policy reforms. Through the law-making process, substantial changes have been and continue to be made to the current system for paying for healthcare in the U.S., including changes made to extend medical benefits to certain Americans who lacked insurance coverage and to contain or reduce healthcare costs (such as by reducing or conditioning reimbursement amounts for healthcare services and drugs, and imposing additional taxes, fees, and rebate obligations on pharmaceutical and medical device companies). This legislation was one of the most comprehensive and significant reforms ever experienced by the U.S. in the healthcare industry and has significantly changed the way healthcare is financed by both governmental and private insurers. This legislation has impacted the scope of healthcare insurance and incentives for consumers and insurance companies, among others. Additionally, the Healthcare Reform Law’s provisions were designed to encourage providers to find cost savings in their clinical operations. Pharmaceuticals represent a significant portion of the cost of providing care. This environment has caused changes in the purchasing habits of consumers and providers and resulted in specific attention to the pricing negotiation, product selection and utilization review surrounding pharmaceuticals which could result in lower pricing and/or reduced market acceptance for any drug products we may commercialize in the U.S. in the future. At this stage, it is difficult to estimate the full extent of the direct or indirect impact of the Healthcare Reform Law on us.

Further, the healthcare regulatory environment has seen significant changes in recent years and is still in flux. Legislative initiatives to modify, limit, replace, or repeal the ACA and judicial challenges have continued for over a decade. However, as of the Supreme Court’s ruling ordering the dismissal of, arguably, the most promising case challenging the ACA to-date on June 17, 2021, it appears that the ACA will remain in-effect in its current form for the foreseeable future; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business. The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, in August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which will, among other things, allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA also began penalizing drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Additionally, in December 2023, the Biden-Harris Administration announced further related initiatives under the IRA to lower prescription costs and increase competition with help from HHS, the DOJ, and the FTC.

There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. Furthermore, we cannot yet assess the impact that President Trump’s second term will have on healthcare programs and regulations or the pharmaceutical industry in general. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future, as applicable.

Risks Related to Our Financial Position and Need for Additional Capital

We will be required to raise additional capital to fund our operations, and we may not be able to continue as a going concern if we are unable to do so.

Pharmaceutical product development, which includes research and development, preclinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. Contingent on securing additional funding, we anticipate that our expenses would remain at a high level as we pursue development of PUR3100 and PUR1800 or other iSPERSE™-based product candidates, and/or pursue development of iSPERSE™-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations for at least 12 months following the filing date of this Annual Report on Form 10-K. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE™-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds on reasonable terms or at all. Since inception, we have incurred losses each year and have an accumulated deficit of $297.2 million as of December 31, 2024, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Nasdaq. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the Jumpstart Our Business Startups Act of 2012, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company.”

In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places demands on management’s time and attention.

In the foreseeable future, we do not intend to pay cash dividends on shares of our common stock, except the potential Cash Dividend in connection with the Merger, so any investor gains will be limited to the value of our shares.

We have not paid dividends to our stockholders since inception. Pursuant to the terms of the Merger Agreement, we may declare and pay the Cash Dividend. The Cash Dividend will be up to an amount equal in the aggregate to our reasonable, good faith approximation of the amount by which Parent Net Cash will exceed the Cash Dividend Amount, provided, that if the Closing Parent Net Cash is greater than $7,000,000, the Cash Dividend Amount shall not exceed (x) $4,500,000 plus (y) an amount equal to (A) 0.5 multiplied by (B) the Closing Parent Net Cash in excess of $7,000,000. There is no guarantee that the Parent Net Cash will exceed $2,500,000. The amount of the Cash Dividend is currently uncertain, pending the determination of our outstanding obligations and net cash position as of the Closing. Other than such potential special cash dividend in connection with the Closing, we do not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future.

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

We may issue additional equity securities in the future, which could result in dilution to existing investors.

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

In addition, as of March 17, 2025, 963,666 shares remained available to be awarded under our Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). Further, an aggregate of 34,046 shares of our common stock could be delivered upon the exercise or conversion of outstanding stock options or restricted stock units under the Incentive Plan and other equity incentive plans we previously assumed. We may also issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options are exercised, existing stockholders would experience additional ownership dilution. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future, as our equity compensation plan contains an “evergreen” provision, pursuant to which additional shares may be authorized for issuance under the plan each year.

We currently take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

We have a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100 million and we have a public float of less than $700 million.

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

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, interfere with the progress of our clinical trials, interfere with our efforts to pursue regulatory approvals for our product candidates, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We have attempted to preemptively mitigate the financial impact of any cybersecurity incident and currently maintain a cyber liability insurance policy. However, our cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations. For further information regarding risks from cybersecurity threats, please refer to “Item 1A. RISK FACTORS—Risks Related to Our Business.”

ITEM 2.	PROPERTIES.

We are a virtual company and do not lease or own any physical space. We maintain a mailing address at 945 Concord Street, Suite 1217, Framingham, Massachusetts 01701.

We assigned our previous lease, for our previous headquarters in Bedford, Massachusetts, during the third quarter of 2024 to MannKind Corporation.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or proceedings known to be contemplated by governmental authorities.

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

Stockholders

As of March 17, 2025, there were approximately 43 stockholders of record of our common stock.

Dividends

We have not paid dividends to our stockholders since inception. Pursuant to the terms of the Merger Agreement, Pulmatrix may declare and pay a special cash dividend to Pulmatrix stockholders of record prior to the Merger. The Cash Dividend will be up to an amount equal in the aggregate to Pulmatrix’s reasonable, good faith approximation of the amount by which Pulmatrix’s Net Cash will exceed the Cash Dividend Amount, provided, that if the Closing Pulmatrix Net Cash is greater than $7,000,000, the Cash Dividend Amount shall not exceed (x) $4,500,000 plus (y) an amount equal to (A) 0.5 multiplied by (B) the Closing Pulmatrix Net Cash in excess of $7,000,000. There is no guarantee that the Pulmatrix Net Cash will exceed $2,500,000. The amount of the Cash Dividend is currently uncertain, pending the determination of Pulmatrix’s outstanding obligations and net cash position as of the Closing. Other than such potential special cash dividend in connection with the Closing, Pulmatrix does not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth below should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Item 1 of this Annual Report on Form 10-K, entitled “Business,” under “Forward-Looking Statements” and Item 1A of this Annual Report on Form 10-K, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or our “Company” refer to Pulmatrix, Inc., a Delaware corporation, and our subsidiaries, Pulmatrix Operating Company, Inc. and PCL Merger Sub, Inc., both Delaware corporations, and PCL Merger Sub II, LLC, a Delaware limited liability company.

Overview

We are a biopharmaceutical company that has focused on the development of novel inhaled therapeutic products intended to prevent and treat migraine and respiratory diseases with important unmet medical needs using our patented iSPERSE™ technology. Our proprietary product pipeline includes treatments for central nervous system (“CNS”) disorders such as acute migraine and serious lung diseases such as Chronic Obstructive Pulmonary Disease (“COPD”) and allergic bronchopulmonary aspergillosis (“ABPA”). Our product candidates are based on our proprietary engineered dry powder delivery platform, iSPERSE™, which seeks to improve therapeutic delivery to the lungs by optimizing pharmacokinetics and reducing systemic side effects to improve patient outcomes.

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

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on November 13, 2024, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Pulmatrix, PCL Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary of (“Merger Sub I”), PCL Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub II” and together with Merger Sub I, “Merger Subs”) and Cullgen Inc., a Delaware corporation (“Cullgen”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Cullgen, with Cullgen surviving the merger as the surviving corporation (the “First Merger”) and as part of the same overall transaction, Cullgen will merge with and into Merger Sub II, with Merger Sub II continuing as wholly owned subsidiary and the surviving corporation of the merger (the “Second Merger” and together with the First Merger, the “Merger”). The Merger Agreement was unanimously approved by our board of directors (the “Board” or “board of directors”), which resolved to recommend approval of the Merger Agreement to our stockholders.

The closing of the Merger is subject to approval by our stockholders and Cullgen stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction, Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger, and approval from the China Security Regulatory Commission. If the Merger is completed, the business of Cullgen will continue as the business of the combined company. We are currently seeking opportunities to monetize our existing clinical assets.

Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger and any asset sale, will result in the Company pursuing such a transaction, or that any transactions, if pursued, will be completed on terms favorable to the Company and its stockholders in the existing Pulmatrix entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, and if the Merger is not consummated, the Pulmatrix board of directors may decide to pursue a dissolution and liquidation of the Company.

Our goal has been to develop breakthrough therapeutic products that are safe, convenient, and more effective than the existing therapeutic products for respiratory and other diseases where iSPERSE™ properties are advantageous.

Our current pipeline of clinical assets is aligned to this goal and includes iSPERSE™-based therapeutic candidates which target the prevention and treatment of a range of diseases, including CNS disorders and pulmonary diseases. These therapeutic candidates include PUR3100 for the treatment of acute migraine, PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR1900 for the treatment of ABPA in patients with asthma and in patients with cystic fibrosis (“CF”). Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

We are exploring opportunities to monetize these clinical assets in connection with the Merger. Continued development of these candidates, if that were to occur, would be contingent on securing additional funding and would require significant expenditures to advance. Thereafter, if development of such product candidates were to be continued and successfully advanced (of which there can be no assurance), it would be necessary to seek and obtain marketing approval to commercialize such product candidates, which could be expected to require the expenditure of significant additional resources and expenses related to regulatory, product sales, medical affairs, marketing, manufacturing and distribution.

Contingent on securing additional funding and continuing development of these candidates, we would expect to continue to incur substantial expenses and operating losses for at least the next several years, as we would:

●	Pursue further clinical studies for PUR3100, an orally inhaled dihydroergotamine (“DHE”) including a Phase 2 clinical study for the treatment of acute migraine. We received Food and Drug Administration (“FDA”) acceptance of our Investigational New Drug Application (“IND”) and a “study may proceed” letter in September 2023, positioning PUR3100 as Phase 2-ready for potential financing or partnership discussions.

●	Pursue partnership or other alternatives to monetize or advance PUR1800, focusing on the development of an orally inhaled kinase inhibitor for treatment of AECOPD.

●	Capitalize on our proprietary iSPERSE™ technology and our expertise in inhaled therapeutics and particle engineering to identify new product candidates for prevention and treatment of diseases, including those with important unmet medical needs.

●	Invest in protecting and expanding our intellectual property portfolio and file for additional patents to strengthen our intellectual property rights.

●	Seek partnerships and license agreements to support the product development and commercialization of our product candidates.

●	Position the Company to be able to consider strategic alternatives.

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

Therapeutic Candidates

PUR3100

We are currently exploring opportunities to monetize PUR3100.

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

PUR1800

We are currently exploring opportunities to monetize PUR1800.

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

PUR1900

We are currently exploring opportunities to monetize PUR1900 within the United States.

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

Also pursuant to the Third Amendment, we and Cipla stopped patient enrollment for the ongoing Phase 2b clinical study. We agreed that during the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), we would complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in the Cipla Territory, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database for the Cipla Territory.

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

We completed all Phase 2b wind down activities in the third quarter of 2024. As such, we no longer bear further financial responsibility for the commercialization and development with respect to the Product in the Cipla Territory, with such commercialization and development expenses of the Product in the Cipla Territory to be borne at Cipla’s sole cost and expense after January 6, 2024. We will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900, our inhaled iSPERSE™ formulation of the antifungal drug itraconazole for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

Financial Overview

Revenues

To date, we have not generated any product sales. Revenues for the years ended December 31, 2024 and 2023 were primarily generated from the Cipla Agreement as related to our PUR1900 program, for which wind down activities have been completed.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, benefits and related costs such as stock-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and legal fees. Other general and administrative expenses include travel expenses, expenses related to being a publicly traded company, professional fees for consulting, auditing and tax services, and expenses related to the Company’s exploration of strategic alternatives, including the Merger.

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

Revenue Recognition

Our principal source of revenue during the years ended December 31, 2024 and 2023 was derived from the Cipla Agreement. Revenue is recognized for the Cipla Agreement over the period of performance using a measure of progress based on costs incurred to date relative to the total expected costs (i.e., cost-to-cost method). Prior to the completion of the wind down of the Phase 2b study for PUR1900, a significant level of judgment has been necessary to estimate the total expected costs. The amount of revenue recognized in a given period is dependent on the accuracy of our estimate of the total expected costs. When estimating total expected costs, we make assumptions and estimates regarding the total amount of internal and external resources required to satisfy the performance obligation, including the contracted scope of work with Cipla and tasks required to be completed, along with our ability and that of our contracted third parties to successfully carry out expected duties, achieve certain regulatory requirements and meet expected deadlines. We evaluate our measure of progress to recognize revenue for these agreements at each reporting date and, as necessary, adjust the measure of progress and related revenue recognition. We also evaluate contract modifications and amendments to determine whether any changes should be accounted for prospectively or on a cumulative catch-up basis.

Accrued Research and Development Costs

We have various contracts with third parties related to our research and development activities. Research and development costs are expensed as incurred. Costs that are incurred but not billed to us as of the end of the period are accrued. Prior to the completion of the wind down of the Phase 2b study for PUR1900, estimating the expense incurred with CROs and CMOs involved significant uncertainty because these service providers may invoice us several months in arrears, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of the expense incurred in each period based on the information available to us, our knowledge of the nature of the contractual activities generating such costs and communications with the service providers. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. To date, our estimates have not been materially different than amounts actually incurred.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2024	2023	Change
Revenues	$7,806	$7,298	$508

Operating expenses:
Research and development	7,166	15,518	(8,352)
General and administrative	7,785	6,520	1,265
Loss on MannKind Transaction	2,618	-	2,618
Total operating expenses	17,569	22,038	(4,469)
Loss from operations	(9,763)	(14,740)	4,977
Other income (expense):
Interest income	467	867	(400)
Fair value adjustment of warrants	(67)	-	(67)
Other expense, net	(196)	(248)	52
Net loss	$(9,559)	$(14,121)	$4,562

Revenues — Revenues were $7.8 million for the year ended December 31, 2024, as compared to $7.3 million for the year ended December 31, 2023, an increase of $0.5 million. The increase is primarily related to a contract modification of the Cipla Agreement which resulted in a cumulative catch-up adjustment recorded during the three months ended March 31, 2024. The amount of the cumulative catch-up had been included in deferred revenue at the beginning of the period. This increase was partially offset by the Company incurring fewer expenses eligible for reimbursement under the Cipla Agreement as compared to the corresponding period in the previous year, as we completed our wind down of the Phase 2b study during the third quarter of 2024.

Research and development expenses — Research and development expenses were $7.2 million for the year ended December 31, 2024, as compared to $15.5 million for the year ended December 31, 2023, a decrease of approximately $8.4 million. The decrease was primarily due to decreased spend of $3.9 million in costs related to our PUR1900 program, $2.2 million of lab facilities, contractors and other operating costs, $1.4 million of employment costs, and $0.8 million in costs related to our PUR3100 program.

General and administrative expenses — General and administrative expenses were $7.8 million for the year ended December 31, 2024, as compared to $6.5 million for the year ended December 31, 2023, an increase of approximately $1.3 million. The increase was primarily due to increased spend of $1.0 million in legal and professional services and $0.4 million in employment costs, partially offset by a decrease of $0.1 million in rent and other operating costs.

Loss on MannKind Transaction — Loss on MannKind Transaction was $2.6 million on certain assets held for sale as of June 30, 2024 and disposed of during the three months ended September 30, 2024, in connection with the assignment of our long-term lease of our Bedford facility pursuant to those certain agreement by and between us and MannKind Corporation and Cobalt Propco 2020, LLC (the “MannKind Transaction”), as compared with no such loss for the year ended December 31, 2023.

Liquidity and Capital Resources

Through December 31, 2024, we incurred an accumulated deficit of $297.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of December 31, 2024 was $9.5 million.

We anticipate that we will continue to incur significant expenses in connection with pursuing strategic alternatives, including as related to and in connection with the Merger. Contingent on securing additional funding and continuing development of our program candidates, we anticipate that we would continue to incur losses over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that we will need additional capital to fund our operations as we continue to incur research and development and general and administrative expenses. We may raise such capital through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances.

We expect that our existing cash and cash equivalents as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(10,716)	(15,985)
Net cash used in investing activities	(398)	(676)
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents, and restricted cash	$(11,114)	(16,608)

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $10.7 million, which was primarily the result of a net loss of $9.6 million and $4.8 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $3.6 million of net non-cash adjustments.

Net cash used in operating activities for the year ended December 31, 2023 was $16.0 million, which was primarily the result of a net loss of $14.1 million and $4.3 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $2.4 million of net non-cash adjustments.

Net cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was due to purchases of property and equipment.

Net cash provided by financing activities

No net cash was used in or provided by financing activities for the year ended December 31, 2024.

Net cash provided by financing activities for the year ended December 31, 2023 resulted from proceeds from the issuance of common stock, net of issuance costs, under the Sales Agreement (as defined below).

Financings

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

During the year ended December 31, 2024, no shares of the Company’s common stock were sold under the Sales Agreement.

During the year ended December 31, 2023, we sold 13,100 shares of common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties including, should it resume development of its product candidates, risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Should the Company resume development of its product candidates, significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization, would be required. These efforts would require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, should the Company resume development of its product candidates, it is uncertain when, if ever, the Company would realize revenue from product sales.

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

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Management and the Board of Directors

The following table sets forth the persons who serve as our executive officers and directors, and their ages as of December 31, 2024.

Name	Age	Position
Peter Ludlum	69	Interim Chief Executive Officer and Interim Chief Financial Officer
Richard Batycky, Ph.D.	56	Director
Todd Bazemore	54	Director
Christopher Cabell M.D.	56	Director
Michael J. Higgins	62	Director
Anand Varadan	58	Director

Management

Peter Ludlum. Mr. Ludlum has served as our Interim Chief Executive Officer and principal executive officer since July 20, 2024, Pulmatrix’s Interim Chief Financial Officer, principal accounting officer and principal financial officer since April 2022, and Pulmatrix’s Strategic Advisor – Finance since December 2021, all pursuant to a November 30, 2021, consulting agreement and subsequent amendments thereto, by and between Pulmatrix and Danforth Advisors, LLC (“Danforth”). Mr. Ludlum has served as an employee with Danforth, a provider of strategic and operational finance and accounting for life science companies, since December 2021. Prior to Danforth, Mr. Ludlum worked as an independent financial consultant. Previously, Mr. Ludlum served in several executive roles at Emmaus Life Sciences, Inc. (n/k/a EMI Holding, Inc.), a commercial-stage biopharmaceutical company, including Co-President, Chief Business Officer, Executive Vice President and Chief Financial Officer, during his tenure from April 2012 until May 2017. Mr. Ludlum previously served as the Chief Financial Officer of Energy and Power Solutions, Inc., an energy intelligence company, from April 2008 to December 2011. He received a B.S. in Business and Economics with a major in accounting from Lehigh University and an MBA with a concentration in Finance from California State University, Fullerton.

Board of Directors (Non-Employee Directors)

Richard Batycky, Ph.D. Dr. Batycky was appointed to serve as our director in November 2019. He is currently the President and Chief Executive Officer of Nocion Therapeutics, Inc., having served in such position since 2018. Dr. Batycky has over two decades of experience with biotech start-ups from founding to acquisition across an array of platforms and disease states with notable expertise in inhaled drug development. From 2009 to 2014, he was the Chief Scientific Officer and a founder of Civitas Therapeutics, which was acquired by Acorda Therapeutics, Inc., or Acorda. At Acorda, he served as Chief Technology Officer from 2014 to 2018 where he led its novel dry powder inhalation therapy to treat motor issues in Parkinson’s patients through to FDA approval as Inbrija™. Prior to Civitas Therapeutics, he was Chief Scientific Officer and Senior VP of R&D at Pulmatrix from 2007 to 2009 and held prior positions at Alkermes and Advanced Inhalation Research from 1998 to 2007. Dr. Batycky received his B.Sc. in Chemical Engineering from the University of Calgary and his S.M. and Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology (MIT). Pulmatrix believes that Dr. Batycky’s noteworthy experience in inhaled drug development in biotechnology companies qualifies him to serve as a member of our Board.

Todd Bazemore. Mr. Bazemore was appointed to serve as our director in October 2020. Todd Bazemore is currently the Interim Chief Executive Officer at KALA BIO, where he has also served as the President and Chief Operating Officer since December 2021, and as the Chief Operating Officer from November 2017 through November 2021. Previously, he served as Executive Vice President and Chief Operating Officer of Santhera Pharmaceuticals (USA) Inc., or Santhera, a pharmaceutical company and subsidiary of Santhera Pharmaceuticals Holdings AG, from September 2016 until November 2017. Prior to joining Santhera, Mr. Bazemore served as Executive Vice President and Chief Commercial Officer of Dyax Corp., or Dyax, a biopharmaceutical company focused on orphan diseases, between April 2014 and January 2016, when Dyax was acquired by Shire plc. Between April 2012 and September 2013, he served as Vice President, Managed Markets at Sunovion Pharmaceuticals, Inc., or Sunovion (a subsidiary of Dainippon Sumitomo Pharma Co. Ltd.), a global biopharmaceutical company focused on serious medical conditions. Prior to that, Mr. Bazemore held several roles of increasing responsibility at Sunovion, including Vice President of Sales and Vice President of the Respiratory Business Unit. He received his Bachelor of Science from the University of Massachusetts, Lowell. Pulmatrix believes that Mr. Bazemore has extensive business experience running the commercial operations of biopharmaceutical companies and qualifies him to serve as a member of our Board.

Christopher Cabell, M.D. Dr. Cabell was appointed to serve as our director in June 2020. He is currently the President and Head of Research & Development at Inhibikase Therapeutics. Prior to joining Inhibikase Therapeutics in February 2025, Dr. Cabell was Chief Executive Officer at CorHepta Pharmaceuticals. Previously, Dr. Cabell was Chief Medical Officer at Arena Pharmaceuticals, Zura Bio and Emergent BioSolutions. Dr. Cabell has also served on multiple corporate and scientific advisory boards. Earlier in his career, Dr. Cabell was a consultant, founding HD Consulting and serving as Head of the Therapeutic & Specialty Business Development team for Quintiles. Dr. Cabell was on faculty at Duke University School of Medicine in the Division of Cardiology. Dr. Cabell is a Fellow of the American College of Cardiology and has over 100 peer reviewed publications including in the New England Journal of Medicine, JAMA, and Annals of Internal Medicine. Board certified in both internal medicine and cardiovascular diseases, Dr. Cabell is an honors graduate of Pennsylvania State University and Duke University, earning both his Medical Degree and a Masters in Health Sciences from the latter. Pulmatrix believes that Dr. Cabell’s noteworthy experience in clinical drug development in biotechnology companies qualifies him to serve as a member of our Board.

Michael J. Higgins. Mr. Higgins was appointed Chairman of our Board in April 2020. He has been a member of the Pulmatrix Board since June 2015. He has served as chairman of the board of directors of Voyager Therapeutics, a publicly traded biopharmaceutical company, since June 2019, and served as Voyager’s Interim CEO from June 2021 through March 2022. He has served as a board member of Genocea Biosciences Inc., a publicly traded immuno-oncology company, from 2015 to June 2022; Nocion Therapeutics, Inc., a biopharmaceutical company, since September 2020; Camp4 Therapeutics Corporation, a biopharmaceutical company, since October 2017 and Cyclerion Therapeutics, Inc., a publicly traded biopharmaceutical company, since November 2023. Mr. Higgins is a serial entrepreneur who has helped launch/build numerous companies during his career. He served as Entrepreneur-in-Residence at Polaris Partners, an investment company, from 2015 to 2020. From 2003 to 2014 he served as Senior Vice President, Chief Operating Officer at Ironwood Pharmaceuticals Inc, a biopharmaceutical company. Prior to 2003, Mr. Higgins held a variety of senior business positions at Genzyme Corporation, including Vice President of Corporate Finance and Vice President of Business Development. Prior to joining Genzyme Corporation, Mr. Higgins led Procept, Inc.’s financial team from founding through its initial public offering. Mr. Higgins earned a B.S. from Cornell University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Pulmatrix believes that Mr. Higgins’ financial and business expertise, including his diversified background as an executive officer in public pharmaceutical companies, qualifies him to serve as a member of our Board.

Anand Varadan. Mr. Varadan was appointed to serve as our director in July 2021. He is currently the founder and President of Ignition Insights, LLC, a consulting firm providing commercial and strategic consultancy services to biopharma companies and investors. Previously, he was Executive Vice President, Chief Commercial Officer at Chiasma Inc., a commercial-stage biopharmaceutical company, until its acquisition by Amryt PLC. Mr. Varadan also served as Executive Vice President, Chief Commercial Officer of Karyopharm Therapeutics, Inc, an oncology-focused pharmaceutical company, where he started up commercial operations leading to the successful launch of XPOVIO for multiple myeloma. Earlier in his career, Mr. Varadan held executive leadership roles at Amgen Inc., a biopharmaceutical company, in the U.S., E.U., and Canada including Vice President, U.S. Inflammation and Nephrology Business Unit and Vice President and General Manager, Amgen Canada. Prior to Amgen, Mr. Varadan was a brand manager at Procter and Gamble Company. Mr. Varadan has a B.A. from George Washington University and an M.B.A. from the Simon Business School at the University of Rochester. Mr. Varadan’s extensive executive leadership experience and his in-depth knowledge of the biopharmaceutical industry make him well qualified to serve on our Board.

Corporate Governance

We, with the oversight of the Board and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

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

Board Composition

Our Amended and Restated Certificate of Incorporation and our Restated Bylaws provide that our Board will consist of such number of directors as determined from time to time by resolution adopted by the Board. Effective April 6, 2021, the size of the Board was fixed at six directors, which decreased to five directors following the departure of Ted Raad on July 19, 2024. Subject to any rights applicable to any then outstanding shares of preferred stock, any vacancies or newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority of the directors then in office. The Board is classified into three classes, with the term of office of one class expiring each year. The term of office of the Class I directors expires at our annual meeting of stockholders to be held in 2027, the term of office of the Class II directors expires at our annual meeting of stockholders to be held in 2025 and the term of office of the Class III directors expires at our annual meeting of stockholders to be held in 2026. Stockholders vote to elect directors of the class with a term then expiring each year at our annual meeting.

We have no formal policy regarding board diversity. Our Board believes that each director should have a basic understanding of our principal operational and financial objectives and plans and strategies, our results of operations and financial condition and relative standing in relation to its competitors. We take into consideration the overall composition and diversity of our Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, we will strive to assemble a board that brings to it a variety of perspectives and skills derived from business and professional experience as Pulmatrix may deem are in its and its stockholders’ best interests. In doing so, we will also consider candidates with appropriate non-business backgrounds.

Director Independence

We are currently listed on Nasdaq and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Mr. Bazemore, Dr. Batycky, Dr. Cabell, Mr. Higgins, and Mr. Varadan have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Rules.

Board Committees, Meetings and Attendance

During 2024, the Board held ten meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve, and each annual meeting of stockholders, either in person or by teleconference. During 2024, each director attended at least seventy-five percent (75%) of the total number of meetings held by the Board and Board committees of which such director was a member. Four of our directors attended our 2024 annual meeting of stockholders.

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. Currently, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Committee assignments are re-evaluated annually. Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at www.pulmatrix.com in the “Corporate Governance” section under “Investors.” As of the date of this Annual Report on Form 10-K, the following table sets forth the membership of each of the Board committees listed above.

Name*	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard Batycky, Ph.D.	Member	Chairman
Todd Bazemore	Member		Chairman
Christopher Cabell, M.D.		Member	Member
Michael J. Higgins**	Chairman		Member
Anand Varadan		Member

*	Mr. Raad ceased being a member of our Board upon his separation on July 19, 2024. Throughout 2023 and until his separation, Mr. Raad served as a member of the Board but on no Board committees.
**	Chairman of the Board of Directors

Audit Committee

Our Audit Committee is responsible for, among other matters:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;
●	reviewing the proposed scope and results of the audit;
●	reviewing and pre-approving audit and non-audit fees and services;
●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;
●	reviewing and approving transactions between us and our directors, officers and affiliates;
●	recognizing and preventing prohibited non-audit services;
●	establishing procedures for complaints received by us regarding accounting matters;
●	overseeing internal audit functions, if any; and
●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our Audit Committee is composed of Michael J. Higgins (chairman), Richard Batycky, Ph.D. and Todd Bazemore. Our Board has determined that Mr. Higgins, Dr. Batycky and Mr. Bazemore were independent in accordance with Nasdaq Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Michael J. Higgins qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee met four times during 2024.

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

Our Compensation Committee is composed of Richard Batycky, Ph.D. (chairman), Christopher Cabell, M.D. and Anand Varadan. Our Board has determined that Dr. Batycky, Dr. Cabell and Mr. Varadan were independent in accordance with Nasdaq Rules. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee did not meet during 2024 and did not engage a compensation consultant.

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

Our Nominating and Corporate Governance Committee is composed of Todd Bazemore (chairman), Christopher Cabell, M.D. and Michael J. Higgins. The Nominating and Corporate Governance Committee did not meet during 2024.

Director Nominations

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Nominating and Corporate Governance Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. We did not pay fees to any third party to assist in the process of identifying or evaluating director candidates during 2024.

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

Board Leadership Structure and Role in Risk Oversight

The positions of Chairman of the Board and Principal Executive Officer are filled by two separate individuals. Mr. Higgins currently serves as our Chairman of the Board, and Mr. Ludlum currently serves as our Principal Executive Officer. The Board acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations and believes its current leadership structure enables it to effectively provide oversight with respect to such risks. Our Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Board. The Audit Committee receives reports from management concerning the Company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board, which also considers the Company’s risk profile. The Audit Committee and the full Board focus on the most significant risks facing us and our general risk management strategy. In addition, as part of its oversight of our executive compensation program, the Compensation Committee considers the impact of such program, and the incentives created by the compensation awards that it administers, on our risk profile. In addition, the Compensation Committee reviews all of our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to us. The Compensation Committee has determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o Secretary, Pulmatrix, Inc., 945 Concord Street, Suite 1217, Framingham, Massachusetts 01701. Our Secretary will review and forward correspondence to the appropriate person or persons.

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

Insider Trading Policy and Anti-Hedging Policy

We maintain an insider trading policy that applies to our officers and directors that prohibits trading our securities during certain established periods and when in possession of material non-public information. It also prohibits, unless approved in advance in limited circumstances by the policy administrator, the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities, and the use of our securities to secure a margin or other loan. Since the adoption of our insider trading policy, the policy administrator has not granted any such exemptions to the policy’s general prohibition on hedging or pledging. While the Company is not subject to the insider trading policy, the company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. To our knowledge, based solely on our review of copies of reports we have received and written representations from certain reporting persons, we do not believe that there were any delinquent filers. We believe our directors and executive officers and greater than 10% shareholders for the year ended December 31, 2024, complied with all applicable Section 16(a) filing requirements.

Timing and Issuance of Stock Options

The Board does not have a formal policy on the timing of stock option awards in relation to the disclosure of material non-public information; however, it would take into account material non-public information when determining the timing and terms of such an award to avoid an inappropriate impact on the value of the award. The Company has not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Summary

This section discusses the material components of our executive compensation program. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer; (ii) the two most highly compensated executive officers other than our principal executive officer; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at the end of 2024. These current officers are referred to as our Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Peter Ludlum(2)	2024	-	50,000	(3)	-	-		730,877	(4)	780,877
(Interim Chief Executive and Financial Officer)	2023	-	-		-	-		510,224	(4)	510,224
Teofilo Raad(5)	2024	315,163	340,000	(6)	-	439,958	(7)	628,005	(8)	1,723,126
(former Chief Executive Officer)	2023	567,294	-		114,172	-		10,422	(9)	691,888
Margaret Wasilewski, M.D.(10)	2024	117,222	-		-	48,665	(11)	267,029	(12)	432,916
(former Chief Medical Officer)	2023	461,890	-		37,294	-		10,422	(9)	509,606

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 9 to the consolidated financial statements for the fiscal year ended December 31, 2024 in our Annual Report on Form 10-K for the year ended December 31, 2024.
(2)	Peter Ludlum was appointed as our Interim Chief Financial Officer in April 2022. Effective as of July 20, 2024, Mr. Ludlum also was appointed as our Interim Chief Executive Officer.
(3)	Represents amounts earned by Mr. Ludlum pursuant to the Ludlum Retention Agreement (as defined below).
(4)	The amount shown in the “All Other Compensation” column for Mr. Ludlum includes fees paid to Danforth on his behalf during the years ended December 31, 2024, and 2023.
(5)	Mr. Raad was terminated effective as of July 19, 2024.
(6)	Amounts earned by Mr. Raad pursuant to the Raad Retention Bonus and Raad Letter Agreement (as defined below).
(7)	Pursuant to the Raad Severance Agreement (as defined below), we paid Mr. Raad the following amounts included in the “Non-Equity Incentive Plan Compensation” column: a pro-rated 2024 bonus of $156,310.85 and a separation bonus of $283,647 representing 100% of Mr. Raad’s target bonus for 2024.
(8)	The “All Other Compensation” column for Mr. Raad in 2024 includes the following amounts: $567,294 severance payment pursuant to the Raad Severance Agreement (as defined below); $34,971 payout of earned but unused vacation time; $15,536 paid by us for continuation of health coverage from termination through year-end; $9,900 401(k) plan contributions; and $304 for life, AD&D and LTD premiums.
(9)	Represents our 401(k) plan contributions of $9,900 and payment made by us for life, AD&D and LTD premiums in the amount of $522.
(10)	Dr. Wasilewski was terminated effective April 1, 2024.
(11)	Represents a pro-rated 2024 bonus paid to Dr. Wasilewski.
(12)	The “All Other Compensation” column for Dr. Wasilewski in 2024 includes the following amounts: $241,338 severance payment; $15,617 payout of earned but unused vacation time; $9,900 401(k) plan contributions; and $174 for life, AD&D and LTD premiums.

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

Mr. Ludlum, Interim Chief Executive Officer and Interim Chief Financial Officer

Mr. Ludlum has served as our Interim Chief Executive Officer and principal executive officer since July 20, 2024, our Interim Chief Financial Officer, principal accounting officer and principal financial officer since April 2022, and our Strategic Advisor – Finance since December 2021, all pursuant to a November 30, 2021, consulting agreement and subsequent amendments thereto, by and between us and Danforth (the “Ludlum Consulting Agreement”).

Ludlum Consulting Agreement

Pursuant to the Ludlum Consulting Agreement, Danforth received cash compensation at a rate of $400 per hour for Mr. Ludlum’s services as our Interim Chief Financial Officer. Effective following Mr. Ludlum’s appointment as our Interim Chief Executive Officer, the rate payable to Danforth increased to $700 per hour to cover Mr. Ludlum’s roles as interim CEO and interim CFO collectively. Each month, we and Danforth shall evaluate jointly the current fee structure and scope of Services (as defined in the Ludlum Consulting Agreement). Danforth reserves the right to an annual increase in consultant rates of up to 4%, effective January 1 of each year. Upon termination of the Ludlum Consulting Agreement, no compensation or benefits of any kind shall be payable or issuable to Danforth after the effective date of such termination. In addition, we will reimburse Danforth for reasonable out-of-pocket business expenses, including but not limited to travel and parking, incurred by Danforth in performing the services, upon submission by Danforth of supporting documentation reasonably acceptable to us. Any such accrued expenses in any given three (3) month period that exceed $1,000 shall be submitted to us for our prior written approval.

Pursuant to the Ludlum Consulting Agreement, Mr. Ludlum will provide services to us under the Ludlum Consulting Agreement as an independent contractor and employee of Danforth. The term of the Ludlum Consulting Agreement will continue until such time as either party has given notice of termination. The Ludlum Consulting Agreement may be terminated by either party hereto: (a) with cause (as defined in the Ludlum Consulting Agreement) upon written notice to the other party; or (b) without cause upon 30 days prior written notice to the other party.

Ludlum Retention Agreement

In addition to the Ludlum Consulting Agreement, pursuant to the terms of a retention letter agreement, dated as of July 15, 2024, and effective as of July 20, 2024 (the “Ludlum Retention Agreement”), we also agreed to pay to Mr. Ludlum two bonuses to reflect his increased role with us. We paid Mr. Ludlum a lump sum $30,000 bonus in July 2024 and an additional $20,000 following the completion of our 2024 annual meeting of stockholders (the “2024 Annual Meeting”) held on December 18, 2024. Pursuant to this agreement, Mr. Ludlum must be providing services to us on the date of the 2024 Annual Meeting (such date, the “Ludlum Retention Date” and each bonus, a “Ludlum Retention Bonus”), which Mr. Ludlum was as of the date of the 2024 Annual Meeting.

Notwithstanding the foregoing, if Mr. Ludlum’s services relationship with us is terminated prior to the Ludlum Retention Date by us without Cause (as defined in the Ludlum Retention Agreement) or due to Mr. Ludlum’s death or disability, then we shall pay any Ludlum Retention Bonus not previously paid to him (or to his estate) on our next regularly scheduled payroll date following the date he (or his estate or legal representative) returns a validly executed, irrevocable release of claims in the form provided by us at the time of his termination (the “Ludlum Release”) and such Ludlum Release becomes effective; provided, however, that in the event the time period for signing the Ludlum Release, plus the expiration of any applicable revocation period, begins in one taxable year and ends in a second taxable year, payment of the applicable retention bonus will not be made until the second taxable year.

Mr. Raad, Former Chief Executive Officer

Raad Employment Agreement

On May 16, 2019, the Board appointed Mr. Raad to serve as Chief Executive Officer and a Class II director. Prior to Mr. Raad’s appointment as the Chief Executive Officer, Mr. Raad served as our Chief Business Officer pursuant to an employment agreement, dated April 28, 2017. On June 28, 2019, we and Mr. Raad entered into an amended and restated employment agreement (the “Raad Agreement”), with Mr. Raad to serve as our President and Chief Executive Officer. Mr. Raad’s employment with us was “at-will,” and the Raad Agreement did not include a specified term. As consideration for his services as Chief Executive Officer, the Raad Agreement provided that Mr. Raad would receive (i) an annual base salary of $450,000 and (ii) a target annual cash bonus equal to 45% of his base salary. Both Mr. Raad’s salary and bonus were subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount was based on both our and Mr. Raad’s individual performance during the year. Effective as of January 1, 2022, after taking into consideration previous increases, Mr. Raad’s base salary was increased to $525,272 and the target annual cash bonus equaled 50% of the base salary. Effective as of January 1, 2023, Mr. Raad’s base salary was increased to $567,294 and the target annual cash bonus remained at 50% of the base salary. No incentive bonus was paid to Mr. Raad for the year ended December 31, 2023. Effective January 6, 2024, Mr. Raad was granted a Retention Bonus (defined below) totaling $340,000 payable in two equal installments following each of the first two calendar quarters in 2024.

We initially agreed in the Raad Agreement to grant Mr. Raad an option to purchase 6,831 shares of common stock, subject to the terms and conditions of the Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”) and our standard form of stock option agreement, as soon as practicable upon execution of the Raad Agreement. On January 9, 2020, after taking into consideration the results of a compensation survey, the Compensation Committee made various compensation adjustments, which included a grant to Mr. Raad, in lieu of the option to purchase 6,831 shares of common stock, of (i) an option to purchase 23,572 shares of common stock, of which 3,437 optioned shares were fully vested and exercisable as of January 9, 2020, and the remaining optioned shares to vest and become exercisable in 41 equal monthly installments on the 16th day of each of the 41 calendar months following January 2020, and (ii) an option to purchase 39,089 shares of common stock, 1/48th of the optioned shares to vest and become exercisable on each of the 48 monthly anniversaries of January 9, 2020. On April 2, 2020, Mr. Raad was granted an option to purchase 499 shares of common stock, 1/48th of the optioned shares to vest and become exercisable on each of the 48 monthly anniversaries of April 2, 2020.

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

Mr. Raad’s employment with us ceased on July 19, 2024, without cause. Termination and severance benefits provided to Mr. Raad are described below under “General Release and Severance Agreement”. As of December 31, 2024, none of the option awards described above remain outstanding.

Retention Bonus and Letter Agreement

On January 6, 2024, we and Mr. Raad entered into a letter agreement (the “Raad Letter Agreement”), pursuant to which Mr. Raad shall be granted a retention bonus of $170,000 per quarter, for each of the full calendar quarters ending March 31, 2024, and June 30, 2024, respectively, less applicable payroll and other tax withholdings (such bonus, the “Raad Retention Bonus”). Pursuant to the Raad Letter Agreement, Mr. Raad must be employed by us on the last day of such applicable calendar quarter unless Mr. Raad’s employment is terminated on the closing date of a potential acquisition of us by an unrelated third party, merger by us with or into an unrelated third party or other liquidation event (such closing date, the “Raad Retention Date”), in which case, Mr. Raad shall receive the full Raad Retention Bonus for the calendar quarter in which the Raad Retention Date occurs.

Notwithstanding the foregoing, if Mr. Raad’s employment with us is terminated by us without Cause prior to the Raad Retention Date, or due to death or disability, then we shall pay to Mr. Raad the full Raad Retention Bonus with respect to the calendar quarter of such termination, subject to the receipt of a release of claims by Pulmatrix (the “Raad Release”). We shall not be obligated to pay the Raad Retention Bonus if (i) Mr. Raad terminates his employment with us prior to the Raad Retention Date, (ii) we terminate Mr. Raad’s employment prior to the Raad Retention Date for Cause, or (iii) Mr. Raad’s employment is terminated due to his death, disability or by us without Cause, and a Raad Release has not been received. We paid the Raad Retention Bonus to Mr. Raad in full during the year ending December 31, 2024.

General Release and Severance Agreement with Mr. Raad

On July 15, 2024, the Board approved a General Release and Severance Agreement (the “Raad Severance Agreement”), by and between us and Mr. Raad, dated as of July 19, 2024, and effective as of the same date (the “Raad Separation Date”). Effective as of the Raad Separation Date, Mr. Raad’s employment with us ceased and Mr. Raad relinquished all positions, offices, and authority with us and any affiliates, including as a member of the Board and all committees thereto. As of the Raad Separation Date, the Raad Agreement was terminated.

Pursuant to the terms of the Raad Severance Agreement, we provided to Mr. Raad (i) severance pay of $567,294, less all lawful and authorized withholdings and deductions, (ii) payment of a pro-rated bonus in the amount of $156,310.85, less all lawful and authorized withholdings and deductions (equal to a pro-rated portion of Mr. Raad’s target bonus for 2024), and (iii) payment of a separation bonus in the amount of $283,647, less all lawful and authorized withholdings and deductions (equal to 100% of Mr. Raad’s target bonus for 2024). We additionally paid to Mr. Raad $170,000, less all lawful and authorized withholdings and deductions pursuant to the Raad Letter Agreement, and will pay the portion of Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) premiums paid by Mr. Raad for the continuation of health, dental, and vision benefits coverage under our group benefit plans, for up to 12 months and subject to certain exceptions if Mr. Raad timely elects to receive coverage under COBRA. Any outstanding equity awards granted to Mr. Raad under our equity compensation plans and that would have vested during the 12-month period following the Raad Separation Date became fully vested as of the Raad Separation Date.

Pursuant to the Raad Severance Agreement, Mr. Raad agreed to waive and release any claims in connection with Mr. Raad’s employment, separation and departure. The Raad Severance Agreement also provided for certain customary covenants regarding confidentiality. Mr. Raad’s separation from us was not the result of any disagreement regarding any matter relating to our operations, policies, or practices.

Dr. Wasilewski, Former Chief Medical Officer

On March 1, 2022, we appointed Dr. Wasilewski to serve as its Chief Medical Officer. Dr. Wasilewski’s employment with us was “at-will,” pursuant to an employment agreement (the “Wasilewski Agreement”). As consideration for her services as Chief Medical Officer, the Wasilewski Agreement provided that Dr. Wasilewski would receive (i) an annual base salary of $442,000 and (ii) a target annual cash bonus equal to 40% of her base salary. Both Dr. Wasilewski’s salary and bonus were subject to review and adjustment by the Board or an appropriate committee thereof. The actual bonus amount was based on both our and Dr. Wasilewski’s individual performance during the year.

Pursuant to the Wasilewski Agreement, we agreed to grant Dr. Wasilewski an option to purchase 21,060 shares of common stock, subject to the terms and conditions of the Incentive Plan and our standard form of stock option agreement, as soon as practicable upon execution of the Wasilewski Agreement. Effective January 1, 2023, Dr. Wasilewski’s base salary was increased to $461,890 and the target annual cash bonus remained at 40% of the base salary. No incentive bonus was paid to Dr. Wasilewski for the year ended December 31, 2023. On March 7, 2024, the Board approved the termination of Dr. Wasilewski without cause. Termination benefits provided to Dr. Wasilewski are described below.

Termination Benefits

Pursuant to the Wasilewski Agreement, if Dr. Wasilewski’s employment is terminated (i) by us other than cause or (ii) by Dr. Wasilewski for good reason, then we must pay Dr. Wasilewski, in addition to any then-accrued and unpaid obligations owed to her, the following (i) severance in the amount equal to six (6) months of her base salary, less all customary and required taxes and employment-related deductions, paid in equal installments commencing on the first payroll date following the date on which the release of claims referenced above becomes effective and non-revocable, provided that, if the release consideration period plus the revocation period spans two taxable years, payments will commence in the later taxable year; (ii) payment for any approved, but unpaid bonus for the year immediately preceding the year her employment terminates, less all customary and required taxes and employment-related deductions; (iii) payment of a pro-rated bonus in an amount equal to her target bonus to which she may have been entitled for the year in which her employment terminates, less all customary and required taxes and employment-related deductions; (iv) up to twelve (12) months of COBRA health insurance premiums at our then-normal rate of contribution; and (v) she shall become fully vested in any and all equity awards outstanding as of the date of her termination.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2024:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Peter Ludlum(1)	—	—	—	—
Teofilo Raad(2)	—	—	—	—
Margaret Wasilewski, M.D. (3)	—	—	—	—

(1)	Mr. Ludlum had no outstanding equity awards as of December 31, 2024.
(2)	Mr. Raad was terminated effective July 19, 2024. All of his options expired on October 17, 2024, unexercised.
(3)	Dr. Wasilewski was terminated effective April 1, 2024. All of her options expired on June 30, 2024, unexercised.

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

Director Compensation

We have entered into a director’s agreement with each of our non-employee directors. In 2024, under these agreements, non-employee directors were paid cash compensation payable in four quarterly payments as set forth in the table below.

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

Director Compensation Table

The following table presents the total compensation for each person who served as a member of our Board during 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period. Prior to his separation from us, Mr. Raad received no additional compensation for his services as a director, and, consequently, is not included in this table. The compensation received by Mr. Raad as our President and Chief Executive Officer for the year ended December 31, 2024, is set forth in the “Summary Compensation Table” under the section “Executive Compensation” above.

Name	Fees earned or paid in cash ($)	Option awards (1) ($)	All other compensation (2) ($)	Total ($)
Richard Batycky, Ph.D.	54,000	-	-	54,000
Todd Bazemore	52,500	-	-	52,500
Christopher Cabell, M.D.	45,000	-	16,500	61,500
Michael J. Higgins	85,000	-	-	85,000
Anand Varadan	40,000	-	-	40,000

(1)	As of December 31, 2024, our non-employee directors held the following aggregate number of options to purchase shares of common stock: Dr. Batycky, 5,555 options; Mr. Bazemore, 5,055 options; Dr. Cabell, 5,055 options; Mr. Higgins, 9,151 options; and Mr. Varadan, 4,305 options. No options were granted during the fiscal year ended December 31, 2024.
(2)	Represents consulting fees paid to Christopher Cabell, M.D. during the year ended December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2025 by (i) each person known to us to beneficially own five percent (5%) or more of our common stock, (ii) each director and Named Executive Officer and (iii) all of our directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them and have an address of c/o Pulmatrix Inc., 945 Concord Street, Suite 1217, Framingham, MA 01701, unless otherwise noted. Percentage of ownership is based on 3,652,285 shares of common stock issued and outstanding as of March 17, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of March 17, 2025 by that stockholder are deemed outstanding.

Name	Number of Shares Beneficially Owned	Percentage of Shares outstanding(1)	Beneficially Owned as a result of stock ownership	Beneficially Owned as a result of stock option ownership	Beneficially Owned as a result of warrant ownership
Named Executive Officers and Directors
Richard Batycky, Ph.D.	4,688	*	25	4,663	-
Todd Bazemore	4,163	*	-	4,163	-
Christopher Cabell M.D.	4,163	*	-	4,163	-
Michael J. Higgins	7,830	*	-	7,830	-
Anand Varadan	3,320	*	-	3,320	-
Teofilo Raad(2)	-	-	-	-	-
Peter Ludlum	-	-	-	-	-
Margaret Wasilewski, M.D.(2)	-	-	-	-	-
All directors and executive officers as a group of eight persons	24,164	*	25	24,139	-
5% Stockholders
None	-	-	-	-	-

*	Less than 1%.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned in column one includes shares of common stock issuable upon the exercise of stock options and warrants that are currently exercisable or will become exercisable within sixty (60) days of March 17, 2025.
(2)	Margaret Wasilewski, M.D. and Teofilo Raad ceased being Named Executive Officers as of their dates of separation from the Company on April 1, 2024, and July 19, 2024, respectively.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the Incentive Plan, the 2013 Employee, Director and Consultant Equity Incentive Plan (the “Original 2013 Plan”) and the 2003 Employee, Director, and Consultant Stock Plan (the “2003 Plan”), the weighted-average exercise price of options issued under the Incentive Plan, Original 2013 Plan and the 2003 Plan, and the number of securities remaining available for future issuance under the Incentive Plan, the Original 2013 Plan and the 2003 Plan, in each case as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders(1)	34,046	$30.55	781,052
Equity compensation plans not approved by security holders(2)	—	—	—

Total	34,046	$30.55	781,052

(1)	Represents shares available for issuance under the Incentive Plan.
(2)	No additional awards may be issued under the Original 2013 Plan nor the 2003 Plan. As of December 31, 2024, no options remain outstanding under these plans.
(3)	The number of authorized shares under the Incentive Plan is subject to annual increases based upon an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year. Pursuant to the “evergreen” provision currently in effect, the annual increase in the number of shares shall be equal to five percent (5%) of the number of shares of our common stock outstanding as of such date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Since January 1, 2023, there were no transactions nor proposed transactions with related persons outside the normal course of business in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Marcum LLP for professional services rendered in the years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees	$258,530	$272,926
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$258,530	$272,926

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

All of the services rendered by Marcum LLP in 2024 were pre-approved by the Audit Committee.

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

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	At the Market Offering Agreement, dated May 26, 2021, by and between Pulmatrix, Inc. and H.C. Wainwright & Co., LLC		Form S-3 (Exhibit 1.2)	05/26/21	333-256502

2.1	Agreement and Plan of Merger and Reorganization, dated as of November 13, 2024, by and among Pulmatrix, Inc., PCL Merger Sub, Inc., PCL Merger Sub II, LLC and Cullgen Inc.		Form 8-K (Exhibit 2.1)	11/13/24	001-36199

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K/A (Exhibit 3.1)	12/17/21	001-36199

3.5	Certificate of Correction to the Certificate of Designation, filed December 16, 2021		Form 8-K/A (Exhibit 3.2)	12/17/21	001-36199

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019		Form 8-K (Exhibit 3.1)	02/06/19	001-36199

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 28, 2022		Form 10-K (Exhibit 3.7)	03/29/22	001-36199

3.8	Amendment to the Restated Bylaws of Pulmatrix Inc., dated as of April 28, 2022		Form 8-K (Exhibit 3.1)	04/29/22	001-36199

3.9	Amendment No. 2 to the Restated Bylaws of Pulmatrix, Inc., dated as of February 11, 2025		Form 8-K (Exhibit 3.1)	02/14/25	001-36199

4.1	Form of Specimen Stock Certificate		Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Warrant issued in Pulmatrix Operating Private Placement, dated June 15, 2015		Form 10-Q (Exhibit 10.8)	08/14/15	001-36199

4.3	Form of Warrant Dated July 9, 2020		Form 8-K (Exhibit 4.1)	07/09/20	001-36199

4.4	Form of Common Stock Purchase Warrant, dated December 17, 2021		Form 8-K (Exhibit 4.1)	12/15/21	001-36199

4.5	Form of Placement Agent Warrant dated December 17, 2021	Form 8-K (Exhibit 4.2)	12/15/21	001-36199

4.6	Description of Securities	Form 10-K (Exhibit 4.21)	03/29/22	001-36199

4.7	Form of Placement Agent Warrant dated February 16, 2021	Form 8-K (Exhibit 4.1)	02/16/21	001-36199

10.1*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan	Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.2*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan	Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.3*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan	Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.4	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.	Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.5	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018	Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.6*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad	Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.7	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.8*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019	Form S-8 (Exhibit 99.3)	06/04/19	333-231935

10.9*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019	Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.10**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019	Form 10-K (Exhibit 10.13)	03/26/20	001-36199

10.11	Securities Purchase Agreement	Form 8-K (Exhibit 10.1)	04/16/20	001-36199

10.12	Form of Letter Agreement	Form 8-K (Exhibit 10.1)	07/09/20	001-36199

10.13	Form of Securities Purchase Agreement dated December 15, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	12/15/21	001-36199

10.14**	Second Amendment to Development and Commercialization Agreement, dated as of November 8, 2021, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 8-K (Exhibit 10.1)	11/09/21	001-36199

10.15	Form of Securities Purchase Agreement dated February 11, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	02/16/21	001-36199

10.16*	Consulting Agreement, dated November 30, 2021, by and between Pulmatrix, Inc. and Danforth Advisors, LLC	Form 8-K (Exhibit 10.1)	04/14/22	001-36199

10.17***	Third Amendment to the Development and Commercialization Agreement, dated as of January 6, 2024, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc., and Cipla Technologies LLC.	Form 8-K (Exhibit 10.1)	01/08/24	001-36199

10.18*	Letter Agreement, dated January 6, 2024, by and between Teofilo Raad and the Company	Form 8-K (Exhibit 10.2)	01/08/24	001-36199

10.19	Bill of Sale and Assignment Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.4)	08/13/24	001-36199

10.20	Intellectual Property Cross License Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.5)	08/13/24	001-36199

10.21	Master Services Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.6)	08/13/24	001-36199

10.22*	General Release and Severance Agreement, dated as of July 19, 2024, by and between Pulmatrix, Inc. and Teofilo Raad	Form 8-K (Exhibit 10.1)	07/19/24	001-36199

10.23*	Amendment No. 3 to Consulting Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Danforth Advisors, LLC	Form 8-K (Exhibit 10.2)	07/19/24	001-36199

10.24*	Letter Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Peter Ludlum	Form 8-K (Exhibit 10.3)	07/19/24	001-36199

10.25	Form of Cullgen Support Agreement		Form 8-K (Exhibit 10.1)	11/13/24	001-36199

10.26	Form of Lock-Up Agreement		Form 8-K (Exhibit 10.2)	11/13/24	001-36199

10.27***	Form of Registration Rights Agreement		Form 8-K (Exhibit 10.3)	11/13/24	001-36199
19.1***	Insider Trading Policy of Pulmatrix, Inc.	X

21.1	List of Subsidiaries	X

23.1	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K	X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (furnished herewith)
97.1	Compensation Recovery Policy		Form 10-K (Exhibit 97.01)	03/28/24	001-36199

101. INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These exhibits are management contracts or compensatory plans or arrangements.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.
***	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: March 21, 2025	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Peter Ludlum	Interim Chief Executive Officer and Interim Chief Financial Officer	March 21, 2025
Peter Ludlum
(Principal Executive, Financial and Accounting Officer)

/s/ Michael J. Higgins	Chairman of the Board of Directors	March 21, 2025
Michael J. Higgins

/s/ Richard Batycky, Ph.D.	Director	March 21, 2025
Richard Batycky, Ph.D.

/s/ Todd Bazemore	Director	March 21, 2025
Todd Bazemore

/s/ Christopher Cabell, M.D.	Director	March 21, 2025
Christopher Cabell, M.D.

/s/ Anand Varadan	Director	March 21, 2025
Anand Varadan

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pulmatrix, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

March 21, 2025

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,521	$19,173
Accounts receivable	-	928
Prepaid expenses and other current assets	399	742
Total current assets	9,920	20,843
Property and equipment, net	-	1,158
Operating lease right-of-use asset	-	10,309
Long-term restricted cash	10	1,472
Other long-term assets	13	176
Total assets	$9,943	$33,958
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$809	$1,915
Accrued expenses and other current liabilities	120	947
Operating lease liability	-	429
Deferred revenue	-	618
Total current liabilities	929	3,909
Warrant liability	67	-
Deferred revenue, net of current portion	-	3,727
Operating lease liability, net of current portion	-	8,327
Total liabilities	996	15,963
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at December 31, 2024 and 2023	-	-
Additional paid-in capital	306,103	305,592
Accumulated deficit	(297,156)	(287,597)
Total stockholders’ equity	8,947	17,995
Total liabilities and stockholders’ equity	$9,943	$33,958

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues	$7,806	$7,298

Operating expenses:
Research and development	7,166	15,518
General and administrative	7,785	6,520
Loss on MannKind Transaction	2,618	-
Total operating expenses	17,569	22,038
Loss from operations	(9,763)	(14,740)
Other income (expense):
Interest income	467	867
Fair value adjustment of warrants	(67)	-
Other expense, net	(196)	(248)
Total other income, net	204	619
Net loss	$(9,559)	$(14,121)
Net loss per share attributable to common stockholders – basic and diluted	$(2.62)	$(3.87)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,651,911

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023	-	$-	3,639,185	$-	$304,585	$(273,476)	$31,109
Issuance of common stock, net of issuance costs	-	-	13,100	-	53	-	53
Stock-based compensation	-	-	-	-	954	-	954
Net loss	-	-	-	-	-	(14,121)	(14,121)
Balance — December 31, 2023	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995

Stock-based compensation	-	-	-	-	511	-	511
Net loss	-	-	-	-	-	(9,559)	(9,559)
Balance — December 31, 2024	-	$-	3,652,285	$-	$306,103	$(297,156)	$8,947

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,559)	$(14,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	134
Amortization of operating lease right-of-use asset	329	1,341
Stock-based compensation	511	954
Loss on disposals	2,618	8
Fair value adjustment of warrants	67	-
Changes in operating assets and liabilities:
Accounts receivable	928	370
Prepaid expenses and other current assets	343	326
Other long-term assets	163	213
Accounts payable	(1,106)	727
Accrued expenses and other current liabilities	(438)	(1,080)
Operating lease liability	(333)	(3,041)
Deferred revenue	(4,345)	(1,816)
Net cash used in operating activities	(10,716)	(15,985)
Cash flows from investing activities:
Purchases of property and equipment	(398)	(676)
Net cash used in investing activities	(398)	(676)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	53
Net cash provided by financing activities	-	53
Net decrease in cash, cash equivalents and restricted cash	(11,114)	(16,608)
Cash, cash equivalents and restricted cash — beginning of period	20,645	37,253
Cash, cash equivalents and restricted cash — end of period	$9,531	$20,645

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$9,521	$19,173
Long-term restricted cash	10	1,472
Total cash, cash equivalents and restricted cash	$9,531	$20,645

Supplemental disclosures of non-cash investing and financing information:
Reduction of operating lease right-of-use asset and lease liability upon lease modification	$8,423	$-
Operating lease right-of-use asset obtained in exchange for operating lease liability	$-	$9,116
Purchases of property and equipment not yet paid	$-	$389

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of the Business

Pulmatrix, Inc. (the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a biopharmaceutical company that has focused on the development of a novel inhaled therapeutic products intended to prevent and treat migraine and respiratory diseases with important unmet medical needs using its patented iSPERSE™ technology. The Company’s proprietary dry powder delivery platform, iSPERSE™, is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances.

Agreement and Plan of Merger and Reorganization

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on November 13, 2024, Pulmatrix entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Pulmatrix, PCL Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pulmatrix (“Merger Sub I”), PCL Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Pulmatrix (“Merger Sub II” and together with Merger Sub I, “Merger Subs”) and Cullgen Inc., a Delaware corporation (“Cullgen”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Cullgen, with Cullgen surviving the merger as the surviving corporation (the “First Merger”) and as part of the same overall transaction, Cullgen will merge with and into Merger Sub II, with Merger Sub II continuing as a wholly owned subsidiary of Pulmatrix and the surviving corporation of the merger (the “Second Merger” and together with the First Merger, the “Merger”).

In addition, prior to the closing of the Merger (the “Closing”), Pulmatrix may declare a cash dividend to the pre-First Merger Pulmatrix stockholders equal in the aggregate to Pulmatrix’s reasonable, good faith approximation of the amount by which Pulmatrix’s net cash (as determined pursuant to the Merger Agreement) will exceed $2.5 million, subject to certain adjustments and limitations (such excess amount, the “Cash Dividend”).

Subject to the terms and conditions of the Merger Agreement, at the Closing, (a) each then-outstanding share of Cullgen common stock will be converted into the right to receive a number of shares of Pulmatrix common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (b) each then-outstanding share of Cullgen preferred stock will be converted into the right to receive a number of shares of Pulmatrix common stock equal to the number of shares of Cullgen common stock issuable upon conversion of each share of Cullgen preferred stock multiplied by the Exchange Ratio and (c) each then-outstanding option to purchase Cullgen common stock will be assumed by Pulmatrix, subject to adjustment as set forth in the Merger Agreement. Under the terms of the Merger Agreement, prior to the Closing, the board of directors of Pulmatrix (the “Board”) will accelerate the vesting of all equity awards of Pulmatrix then outstanding but not then vested or exercisable, and cancel each option to acquire shares of Pulmatrix’s common stock with an exercise price per share greater than $10.00 per share, in each case, in accordance with the terms of the Merger Agreement. At the Closing, each option to acquire shares of Pulmatrix common stock with an exercise price less than or equal to the Pulmatrix Closing Price will be converted into the right to receive a number of shares of Pulmatrix common stock calculated in accordance with the Merger Agreement.

Under the Exchange Ratio formula in the Merger Agreement, upon the Closing, on a pro forma basis and based upon the number of shares of Pulmatrix common stock expected to be issued in the Merger, pre-First Merger Cullgen stockholders will own approximately 96.4% of the combined company and pre-First Merger Pulmatrix stockholders will own approximately 3.6% of the combined company on a fully-diluted basis (excluding out-of-the-money options and warrants and any shares reserved for future grants under Pulmatrix’s equity incentive plans). Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on Pulmatrix’s net cash at the Closing.

The Exchange Ratio assumes (i) a valuation for Pulmatrix of $10.5 million and (ii) a valuation for Cullgen of $280.0 million. The Exchange Ratio is also based on the relative capitalization of each of Pulmatrix and Cullgen, for which, for the purposes of calculating the Exchange Ratio, the shares of Pulmatrix common stock underlying Pulmatrix’s stock options outstanding immediately prior to the time of the Closing (the “Effective Time”) with an exercise price per share equal to or less than the Pulmatrix Closing Price (as defined in the Merger Agreement), as adjusted to take into account the Cash Dividend will be deemed outstanding, and all shares of Cullgen common stock underlying outstanding Cullgen’s stock options will be deemed outstanding, subject to certain exceptions as set forth in the Merger Agreement.

The closing of the Merger is subject to approval by Pulmatrix stockholders and Cullgen stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction, Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger, and approval from the China Security Regulatory Commission. If the Merger is completed, the business of Cullgen will continue as the business of the combined company.

The Merger Agreement contains certain termination rights of each of Pulmatrix and Cullgen. Upon termination of the Merger Agreement under specified circumstances, Pulmatrix may be required to pay Cullgen a termination fee of $420,000, and in certain other circumstances, Cullgen may be required to pay Pulmatrix a termination fee of either $2,800,000 or $8,400,000. At the Effective Time, the board of directors of Pulmatrix is expected to consist of six members, one of which will be a director of Pulmatrix, as designated by Cullgen, and the remainder of which will be designated by Cullgen.

Concurrent with the Merger, the Company will seek to monetize its intellectual property, including iSPERSE™ and its clinical assets (the “Asset Sale”).

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger and any Asset Sale, will result in the Company pursuing such a transaction, or that any transactions, if pursued, will be completed on terms favorable to Pulmatrix and its stockholders in the existing Pulmatrix entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, and if the Merger is not consummated, the Company’s board of directors may decide to pursue a dissolution and liquidation.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Risks, Uncertainties and Liquidity

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of December 31, 2024, would be adequate to fund its operating expenses for at least twelve months from the date these financial statements are issued. However, in order to continue development of its programs, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s board of directors may also decide to pursue a dissolution and liquidation in lieu of continuing program development.

Should the Company continue development of its product candidates, the Company would be subject to risks and uncertainties. The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success in developing its product candidates would depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the property rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. The most significant estimates and assumptions in the Company’s consolidated financial statements have included, but are not limited to, estimates of future expected costs in order to derive and recognize revenue and estimates related to clinical trial accruals and upfront deposits.

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

For the year ended December 31, 2024, revenue from two customers accounted for 100% of revenue recognized in the accompanying consolidated financial statements. For the year ended December 31, 2023, revenue from one customer accounted for 100% of revenue recognized in the accompanying consolidated financial statements. As of December 31, 2024, there were no amounts included within the balance of accounts receivable. As of December 31, 2023, one customer accounted for 100% of accounts receivable.

Accounts Receivable

The Company’s accounts receivable generally relate to amounts reimbursable under its collaboration agreements with partners. The contractual life of the Company’s receivables is generally short term. The Company makes judgments as to its ability to collect outstanding receivables and provides reserves against receivables for estimated losses that may result from a customer’s inability to pay. Specific amounts determined to be uncollectable are charged against the reserve. The Company believes that credit risks associated with its partners are not significant. For the years ended December 31, 2024 and 2023, the Company did not record any expected credit losses related to accounts receivable.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are held in US banks and consist of cash deposited in operating and money market accounts.

As of December 31, 2024, $10 was deposited in a money market account as security for a credit card and presented as long-term restricted cash in the consolidated balance sheet.

During the year ended December 31, 2024, $1,421 of restricted cash collateralizing a letter of credit related to the Company’s former headquarters lease in Bedford, Massachusetts, became unrestricted, providing additional cash available for operations.

During the year ended December 31, 2023, $153 of restricted cash collateralizing a letter of credit related to the Company’s former headquarters lease in Lexington, Massachusetts, became unrestricted, providing additional cash available for operations.

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

As of December 31, 2024, certain of the Company’s outstanding warrants are classified as liabilities and measured at fair value in accordance with FASC ASC Topic 815, Derivatives and Hedging. The Company measures the Level 3 fair value of the warrant liability using the Black-Scholes option-pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the consolidated statement of operations.

As of December 31, 2024 and 2023, the Company did not hold any other financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

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

Revenue Recognition

The Company’s principal source of revenue during the years ended December 31, 2024 and 2023 was derived from a collaboration arrangement and license agreement that relate to the development and commercialization of PUR1900 under the Cipla Agreement (as defined below).

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

Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. Warrants that are determined to require liability classification are subject to re-measurement at each balance sheet date until exercised, terminated or reclassified, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The participating securities consist of outstanding warrants to purchase common stock. Undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the participating securities.

Basic and diluted net loss per share are the same in periods for which the effect of potentially dilutive securities would be antidilutive.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as indicated below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2024 that had a material effect on its consolidated financial statements.

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is required to be applied retrospectively upon adoption. The Company adopted ASU 2023-07 on a retrospective basis during the year ended December 31, 2024, which resulted in additional disclosures related to the Company’s single reportable segment. See Note 14, Segment Reporting, in the accompanying notes to the consolidated financial statements for further detail.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard becomes effective for the annual period beginning on January 1, 2025, with early adoption permitted. The Company plans to adopt ASU 2023-09 in its 2025 annual period and is currently evaluating the impact that the adoption may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 may have on its consolidated financial statements.

As of December 31, 2024, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Insurance	$200	$232
Software and hosting costs	19	108
Clinical and consulting	-	30
Other	180	372
Total prepaid expenses and other current assets	$399	$742

4. Property and Equipment, Net

The Company’s Property and equipment, net, were included in the disposal group as part of the MannKind Transaction (as defined in Note 6, Significant Agreements). The Company recorded a full write-down and disposal of its property and equipment, net, balance during the year ended December 31, 2024. The Company’s balance of property and equipment, net, consisted of the following:

	December 31, 2024	December 31, 2023
Laboratory equipment	$-	$1,656
Capital in progress	-	600
Office furniture and equipment	-	401
Computer equipment	-	237
Leasehold improvements	-	-
	-	2,894
Less accumulated depreciation and amortization	-	(1,736)
Property and equipment, net	$-	$1,158

Depreciation and amortization expense for the year ended December 31, 2024 and 2023 was $106 and $134, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Wages and incentives	38	70
Legal and patents	11	42
Clinical and consulting	-	347
Accrued purchases of property and equipment	-	389
Other	71	99
Total accrued expenses and other current liabilities	$120	$947

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

Pursuant to the Third Amendment, the Company and Cipla agreed that, during the period commencing on January 6, 2024 and ending July 30, 2024 (the “Wind Down Period”), the Company would complete all Phase 2b activities, assign or license all patents to Cipla and their registration with the appropriate authorities in regions other than the United States, complete a physical and demonstrable technology transfer and secure all data from the Phase 2b study for inclusion in the safety database. The Company shared costs with Cipla during the Wind Down Period in the same proportions in effect with the Second Amendment discussed above, but subject to a maximum reimbursement amount by Cipla as approved by the joint steering committee. The Company completed all Phase 2b activities by the end of the Wind Down Period. The Company is in the process of settling certain final bills with its PUR1900 contractors, which together comprise an immaterial balance recorded within accounts payable as of December 31, 2024.

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

The Company concluded that the Third Amendment is a contract modification that should be accounted for as part of the existing contract. During the years ended December 31, 2024 and 2023, the Company recognized $6.9 million and $7.3 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. The revenue recognized during the year ended December 31, 2024 was primarily associated with the cumulative catch-up recorded as a result of the contract modification, that had been included in deferred revenue at the beginning of the period. Of the revenue recognized during the year ended December 31, 2023, $1.1 million was included in deferred revenue at the beginning of the period. As of December 31, 2024, all of the Company’s performance obligations under the Cipla Agreement have been satisfied.

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

During the year ended December 31, 2024, the Company accounted for the Lease Assignment Agreement upon execution as a lease modification that reduced the lease term to the assignment date in July 2024. Accordingly, the Company remeasured its operating lease liability as of the modification date to reflect the decrease in fixed lease payments, with the amount of the remeasurement, $8.4 million, adjusted by a corresponding reduction to the right-of-use asset.

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

Concurrent with the closing of the MannKind Transaction, the Company terminated and MannKind hired the majority of the Company’s research and development employees, representing approximately two-thirds of the Company’s workforce at the time. The Company agreed to provide termination benefits to these employees, which has been fully paid as of December 31, 2024.

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

During the year ended December 31, 2024, no shares of common stock were sold under the Sales Agreement.

During the year ended December 31, 2023, the Company sold 13,100 shares of its common stock under the Sales Agreement at a weighted-average price of approximately $4.25 per share, which resulted in net proceeds of approximately $53 thousand.

8. Warrants

The following table summarizes warrant activity for the year ended December 31, 2024:

	Number of Common Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	1,161,493	$51.89
Warrants Expired	(227,120)	39.03
Outstanding December 31, 2024	934,373	$55.01	1.14	$-

Certain of the outstanding warrants include terms that could give rise to an obligation of the Company to pay cash to its warrant holders following a change in control. The Company concluded this contingent cash redemption feature is no longer within its control following the execution of the Merger Agreement on November 13, 2024. Accordingly, as of November 13, 2024, the Company reclassified 535,830 of its warrants from equity to liability and measured the fair value of these warrants at approximately $0. The Company remeasured the fair value of the warrant liability at $67 thousand as of December 31, 2024, and recorded a corresponding loss in the Company’s consolidated statements of operations.

The following represents a summary of the warrants outstanding and exercisable at December 31, 2024, and the balance sheet classification as of that date:

		Adjusted		Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	Outstanding	Exercisable
December 17, 2021	Equity	$14.99	December 15, 2026	36,538	36,538
December 17, 2021	Equity	$13.99	December 17, 2026	281,047	281,047
February 16, 2021	Equity	$49.99	February 11, 2026	65,003	65,003
August 7, 2020	Liability	$35.99	July 14, 2025	90,743	90,743
August 7, 2020	Liability	$44.99	July 14, 2025	10,939	10,939
July 23, 2020	Liability	$35.99	July 14, 2025	77,502	77,502
July 13, 2020	Liability	$44.99	July 14, 2025	21,846	21,846
July 13, 2020	Liability	$35.99	July 14, 2025	334,800	334,800
June 15, 2015	Equity	$1,509.99	Five years after milestone achievement	15,955	-
Total				934,373	918,418

9. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of December 31, 2024, the Incentive Plan provided for the grant of up to 818,936 shares of the Company’s common stock, of which 781,052 shares remained available for future grant. In addition, the Company sponsors two legacy plans under which no additional awards may be granted. As of December 31, 2024, the two legacy plans have no remaining options outstanding.

The following table summarizes stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2024	344,306	$20.92
Forfeited or expired	(310,260)	19.87
Outstanding — December 31, 2024	34,046	30.55	6.69	$35
Exercisable — December 31, 2024	26,142	38.16	6.36	$18

No stock options were granted during the year ended December 31, 2024.

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. No options were granted during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 was $3.27 per share. The weighted-average assumptions used in determining fair value of the stock options for the year ended December 31, 2023 are as follows:

Expected option life (years)	6.0
Risk-free interest rate	3.53%
Expected volatility	104.24%
Expected dividend yield	-%

The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The risk-free interest rate was obtained from U.S. Treasury rates for the expected life of the stock options. The Company’s expected volatility was based upon the historical volatility of the Company’s common stock. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future, other than the potential dividend in conjunction with the Merger.

As of December 31, 2024, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans.

The following table presents total stock-based compensation expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Research and development	$149	$243
General and administrative	362	711
Total stock-based compensation expense	$511	$954

10. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of December 31, 2024, the Company had no material noncancellable commitments.

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

11. Leases

New Corporate Headquarters

The Company has had limited leasing activities as a lessee primarily related to its corporate headquarters, which were relocated during the third quarter of 2023 and again during the third quarter of 2024.

Following the closing of the MannKind Transaction in the third quarter of 2024, in which the Company assigned its former lease to MannKind, the Company primarily operated as a virtual company. The Company entered into a short-term agreement to maintain a corporate address at 945 Concord Street, Framingham, Massachusetts. No lease liability or right-of-use asset has been recorded for this short-term lease, and the short-term lease cost associated with this lease is immaterial.

Previous Headquarters

On May 28, 2024, as part of the MannKind Transaction (see further discussion in Note 6, Significant Agreements), the Company and the Landlord executed the Lease Assignment Agreement to assign the Lease Agreement to MannKind in July 2024. The Company accounted for the Lease Assignment Agreement as a lease modification that reduced the lease term to the assignment date in July 2024. Accordingly, during the year ended December 31, 2024, the Company remeasured its lease liability as of the modification date to reflect the decrease in fixed lease payments, with the amount of the remeasurement, $8.4 million, adjusted by a corresponding reduction to the right-of-use asset.

Following the closing of the MannKind Transaction, $1.4 million of restricted cash was released in August 2024, which had been held in a depository account at a financial institution to collateralize a conditional stand-by letter of credit related to the Lease Agreement.

The components of lease expense for the Company for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Lease cost
Fixed lease cost	$678	$1,753
Variable lease cost	214	593
Total lease cost	$892	$2,346

Other information
Cash paid for amounts included in the measurement of lease liabilities	$681	$3,454
Weighted-average remaining lease term	-	9.9 years
Weighted-average discount rate	-	11.00%

12. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the consolidated financial statements is as follows:

	2024	2023
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.5%	5.9%
Research and development credits	5.8%	7.9%
Expiration of stock options	(7.7)%	(3.1)%
Permanent differences	(2.4)%	1.4%
Limitations on credits and net operating losses	(1.2)%	(1.7)%
Change in valuation allowance	(21.0)%	(31.4)%
	-	-

The significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 were as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$16,116	$12,866
Capitalized research and experimental costs	7,836	7,642
Research and development credit carryforwards	1,945	1,528
Stock-based compensation	183	873
Capitalized start-up expenses	135	153
Lease liability	-	2,977
Other	309	1,303
Total deferred tax assets	26,524	27,342
Deferred tax liabilities:
Right of use asset	-	(2,816)
Total deferred tax liabilities		(2,816)
Valuation allowance	(26,524)	(24,526)
Net deferred tax liabilities	$-	$-

Subject to the limitations described below, as of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $70.0 million available to reduce future taxable income, of which $3.8 million is subject to expiration between 2026 and 2037 and $66.2 million may be carried forward indefinitely. As of December 31, 2024, the Company had state net operating loss carryforwards of approximately $22.3 million, which is subject to expiration between 2030 and 2044. The Company also had research and development credits of approximately $1.9 million as of December 31, 2024 to offset future federal and state income taxes, which is subject to expiration at various times through 2044.

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

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2024 and 2023. The valuation allowance increased by $2.0 million during the year ended December 31, 2024, primarily due to the increase in loss carryforwards by the Company and partially offset by the expiration of non-qualified stock options.

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

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is utilized. The Company’s returns remain subject to federal and state audits for the years 2021 through 2024. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The Company anticipates that the amount of unrecognized tax benefits will not materially change in the next twelve months.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2023	$229
Additions for current year tax positions	276
Balance — December 31, 2023	505
Additions for current year tax positions	139
Balance — December 31, 2024	$644

The Company’s total uncertain tax positions increased during the year ended December 31, 2024 as a result of a reserve established on federal and state research and development credits generated in the current year. None of the uncertain tax positions, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

13. Net Loss Per Share

Basic and diluted net loss per share are the same in periods for which the effect of potentially dilutive securities would be antidilutive. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	34,046	344,306
Warrants to purchase common stock	934,373	1,161,493
Total potentially dilutive securities excluded	968,419	1,505,799

14. Segment Reporting

The Company operates in a single reportable segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (Note 2). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses net loss to assess financial performance of the Company and allocate resources, in addition to operating forecasts and clinical results.

The Company’s single segment revenue, significant segment expenses, other segment items and net loss are each presented separately on the Company’s consolidated statements of operations.

15. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2024, through the date the consolidated financial statements were issued to ensure that the consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the consolidated financial statements.

