Form 10-Q
period 2025-03-31
Pulmatrix, Inc.
filed 2025-05-15
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,708	$9,521
Accounts receivable	16	-
Prepaid expenses and other current assets	317	399
Total current assets	8,041	9,920
Long-term restricted cash	10	10
Other long-term assets	-	13
Total assets	$8,051	$9,943
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$657	$809
Accrued expenses and other current liabilities	246	120
Total current liabilities	903	929
Warrant liability	1	67
Total liabilities	904	996
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	306,111	306,103
Accumulated deficit	(298,964)	(297,156)
Total stockholders’ equity	7,147	8,947
Total liabilities and stockholders’ equity	$8,051	$9,943

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$-	$5,885

Operating expenses:
Research and development	19	3,512
General and administrative	1,828	1,626
Total operating expenses	1,847	5,138
(Loss) income from operations	(1,847)	747
Other income (expense):
Interest income	53	160
Fair value adjustment of warrants	66	-
Other expense, net	(80)	(82)
Total other income, net	39	78
Net (loss) income	$(1,808)	$825
Net (loss) income per share attributable to common stockholders – basic and diluted	$(0.50)	$0.23
Weighted average common shares outstanding – basic and diluted	3,652,285	3,652,285

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	-	$-	3,652,285	$-	$306,103	$(297,156)	$8,947
Stock-based compensation	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	(1,808)	(1,808)
Balance — March 31, 2025	-	$-	3,652,285	$-	$306,111	$(298,964)	$7,147

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2024	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995
Stock-based compensation	-	-	-	-	198	-	198
Net income	-	-	-	-	-	825	825
Balance — March 31, 2024	-	$-	3,652,285	$-	$305,790	$(286,772)	$19,018

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,808)	$825
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	-	59
Amortization of operating lease right-of-use asset	-	215
Stock-based compensation	8	198
Fair value adjustment of warrants	(66)	-
Changes in operating assets and liabilities:
Accounts receivable	(16)	358
Prepaid expenses and other current assets	82	30
Other long-term assets	13	41
Accounts payable	(152)	(1,194)
Accrued expenses and other current liabilities	126	875
Operating lease liability	-	(144)
Deferred revenue	-	(3,982)
Net cash used in operating activities	(1,813)	(2,719)
Cash flows from investing activities:
Purchases of property and equipment	-	(154)
Net cash used in investing activities	-	(154)
Net decrease in cash, cash equivalents and restricted cash	(1,813)	(2,873)
Cash, cash equivalents and restricted cash — beginning of period	9,531	20,645
Cash, cash equivalents and restricted cash — end of period	$7,718	$17,772

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,708	$16,300
Long-term restricted cash	10	1,472
Total cash, cash equivalents and restricted cash	$7,718	$17,772

Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment not yet paid	$-	$244

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (“Pulmatrix” or the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a biopharmaceutical company that has focused on the development of a novel inhaled therapeutic products intended to prevent and treat migraine and respiratory diseases with important unmet medical needs using its patented iSPERSE™ technology. The Company’s proprietary dry powder delivery platform, iSPERSE™, is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances.

Agreement and Plan of Merger and Reorganization

On November 13, 2024, Pulmatrix and Cullgen Inc., a Delaware corporation (“Cullgen”) entered into an Agreement and Plan of Merger and Reorganization, as amended by Amendment No. 1 thereto on April 7, 2025 (the “Merger Agreement”), pursuant to which, among other matters, PCL Merger Sub, Inc., a direct wholly owned subsidiary of Pulmatrix (“Merger Sub”), will merge with and into Cullgen, with Cullgen surviving as a wholly owned subsidiary of Pulmatrix, and the surviving corporation of the merger (the “Merger”).

Pursuant to the Merger Agreement, prior to the closing of the Merger (the “Closing”), Pulmatrix may declare a cash dividend to the pre-Merger Pulmatrix stockholders equal in the aggregate to Pulmatrix’s reasonable, good faith approximation of the amount by which Pulmatrix’s net cash (as determined pursuant to the Merger Agreement) will exceed $2.5 million, subject to certain adjustments and limitations (such excess amount, the “Cash Dividend”).

Subject to the terms and conditions of the Merger Agreement, at the Closing, (a) each then-outstanding share of Cullgen common stock other than dissenting shares, will be converted into the right to receive a number of shares of Pulmatrix common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (b) each then-outstanding share of Cullgen preferred stock, other than dissenting shares, will be converted into the right to receive a number of shares of Pulmatrix common stock equal to the number of shares of Cullgen common stock issuable upon conversion of each share of Cullgen preferred stock multiplied by the Exchange Ratio and (c) each then-outstanding option to purchase Cullgen common stock, whether vested or unvested, will be assumed by Pulmatrix, subject to adjustment to reflect the Exchange Ratio as set forth in the Merger Agreement.

In connection with the Merger: (i) each share of Pulmatrix common stock that is issued and outstanding at the Effective Time (as defined below) of the Merger will remain issued and outstanding and such shares, subject to the proposed Pulmatrix reverse stock split, will be unaffected by the Merger; (ii) each option to acquire shares of Pulmatrix common stock outstanding but then not vested or exercisable shall be accelerated in full; (iii) each option to acquire shares of Pulmatrix common stock with an exercise price per share greater than $10.00 per share shall be cancelled for no consideration; (iv) each option to acquire shares of Pulmatrix common stock with an exercise price less than or equal to the Pulmatrix Closing Price (as defined herein) will be converted into the right to receive the number of shares underlying such Pulmatrix option, reduced as set forth in the Merger Agreement; (v) each option to acquire shares of Pulmatrix common stock with an exercise price greater than the volume weighted average closing trading price of a share of Parent Common Stock on Nasdaq for the five (5) consecutive trading days ending three (3) trading days immediately prior to the Closing Date as reported by Bloomberg L.P. (the “Pulmatrix Closing Price”), but less than $10.00 per share, will remain outstanding; and (vi) each warrant to acquire shares of Pulmatrix common stock that is outstanding and unexercised immediately prior to the Effective Time of the Merger shall survive the Closing and remain outstanding in accordance with its terms; provided that the holders of any such warrants which remain outstanding following closing may elect to require Pulmatrix to pay such holders cash in exchange for the termination of the remaining unexercised portion of such warrants if contemplated by the terms of such warrants.

Under the Exchange Ratio formula in the Merger Agreement, upon the Closing, on a pro forma basis and based upon the number of shares of Pulmatrix common stock expected to be issued in the Merger, pre-Merger Cullgen stockholders will own approximately 96.4% of the combined company and pre-Merger Pulmatrix stockholders will own approximately 3.6% of the combined company on a fully-diluted basis (excluding out-of-the-money options and warrants and any shares reserved for future grants under Pulmatrix’s equity incentive plans). Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on Pulmatrix’s net cash at the Closing.

The Exchange Ratio assumes (i) a valuation for Pulmatrix of $10.5 million (comprised of $8 million in enterprise value and $2.5 million in cash) and (ii) a valuation for Cullgen of $280.0 million. The Exchange Ratio is also based on the relative capitalization of each of Pulmatrix and Cullgen, for which, for the purposes of calculating the Exchange Ratio, the shares of Pulmatrix common stock underlying Pulmatrix’s in-the-money stock options outstanding immediately prior to the time of the Closing (the “Effective Time”), as adjusted to take into account the Cash Dividend will be deemed outstanding, and all shares of Cullgen common stock underlying outstanding Cullgen’s stock options will be deemed outstanding, subject to certain exceptions as set forth in the Merger Agreement.

The closing of the Merger is subject to approval by Pulmatrix stockholders and Cullgen stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC (defined below) in connection with the transaction, Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger, and approval from the China Security Regulatory Commission. If the Merger is completed, the business of Cullgen will continue as the business of the combined company.

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

Concurrent with the Merger, the Company will seek to monetize its intellectual property, including iSPERSE™ and its clinical assets (the “Asset Sale”). If Pulmatrix is unable to sell its historical assets and operations, Pulmatrix may not have enough net cash to be able to declare the Cash Dividend.

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 21, 2025 (the “Annual Report”).

The financial information as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2024 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of March 31, 2025, would be adequate to fund its operating expenses for at least twelve months from the date these condensed consolidated financial statements are issued. However, in order to continue development of its programs, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s board of directors may also decide to pursue a dissolution and liquidation in lieu of continuing program development.

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

Concentrations of Credit Risk

Cash and cash equivalents is a financial instrument that potentially subjects the Company to concentrations of credit risk. For all periods presented, substantially all of the Company’s cash was deposited in accounts at a single financial institution that management believes is creditworthy, and the Company has not incurred any losses to date. The Company is exposed to credit risk in the event of default by this financial institution for amounts in excess of the Federal Deposit Insurance Corporation insured limits.

For the three months ended March 31, 2025, the Company recognized no revenue. For the three months ended March 31, 2024, revenue from one customer accounted for 96% of revenue recognized in the accompanying condensed consolidated financial statements. As of March 31, 2025, one customer accounted for 100% of accounts receivable. As of December 31, 2024, there were no amounts included within the balance of accounts receivable.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the three months ended March 31, 2025, the Company did not make any changes to its significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2025, that had a material effect on its condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for the annual period ending December 31, 2025. The Company is currently evaluating the impact that the adoption may have on its annual income tax disclosures in its consolidated financial statements.

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

As of March 31, 2025, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Insurance	$103	$200
Software and hosting costs	7	19
Other	207	180
Total prepaid expenses and other current assets	$317	$399

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Legal and patents	$117	$11
Wages and incentives	17	38
Other	112	71
Total accrued expenses and other current liabilities	$246	$120

5. Common Stock

In May 2021, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with H.C. Wainwright and Co., LLC (“HCW”) to act as the Company’s sales agent with respect to the issuance and sale of up to $20.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM Offering”). Upon filing of the Annual Report, the Company continued to be subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will the Company sell its common stock in a registered primary offering using Form S-3 with a value exceeding more than one-third of its public float in any 12 calendar month period so long as its public float remains below $75,000,000. Therefore, the amount that the Company may be able to be raise using the ATM Offering will be significantly less than $20,000,000, until such time as the Company’s public float held by non-affiliates exceeds $75,000,000.

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

During the three months ended March 31, 2025, and 2024, no shares of the Company’s common stock were sold under the Sales Agreement.

6. Warrants

As of December 31, 2024, there were warrants outstanding to purchase 535,830 shares of common stock with a contingent cash redemption feature requiring liability classification with an aggregate fair value of $67 thousand.

As of March 31, 2025, the Company remeasured the fair value of the warrant liability at $1 thousand and recorded a corresponding gain of $66 thousand in the Company’s consolidated statements of operations for the three months ended March 31, 2025.

There were no warrants issued, exercised or expired during the three months ended March 31, 2025. The following represents a summary of the warrants outstanding and exercisable at March 31, 2025, and the balance sheet classification as of that date:

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

7. Stock-based Compensation

The Company sponsors the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”). As of March 31, 2025, the Incentive Plan provided for the grant of up to 1,001,550 shares of the Company’s common stock, of which 963,666 shares remained available for future grant.

There were no options granted, exercised, forfeited or expired during the three months ended March 31, 2025. The following table summarizes stock options outstanding as of March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2025	34,046	$30.55		$35
Outstanding — March 31, 2025	34,046	$30.55	6.44	$31
Exercisable — March 31, 2025	27,483	$36.66	6.17	$18

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of March 31, 2025, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s stock award plans.

The following table presents total stock-based compensation expense for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development	$-	$116
General and administrative	8	82
Total stock-based compensation expense	$8	$198

8. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of March 31, 2025, the Company had no material noncancellable commitments.

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

9. Income Taxes

The Company had no income tax expense for the three months ended March 31, 2025, and 2024 due to operating losses incurred since inception.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of March 31, 2025, and December 31, 2024.

The Company applies FASB Accounting Standards Codification 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of March 31, 2025, and December 31, 2024.

10. Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is calculated by dividing net (loss) income by the weighted-average number common shares outstanding during the period, after taking into consideration any potentially dilutive effects from outstanding stock options or warrants.

Basic and diluted net (loss) income per share were the same for the three months ended March 31, 2025, and 2024, as the effect of potentially dilutive securities would have been anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	34,046	344,306
Warrants to purchase common stock	934,373	1,153,702
Total options and warrants to purchase common stock	968,419	1,498,008

11. Segment Reporting

The Company operates in a single reportable segment. The accounting policies of the segment are the same as those applicable to the Company. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

12. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2025, through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2025, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements.

On April 7, 2025, Cullgen, Pulmatrix and the Merger Subs entered into Amendment No. 1 to the Agreement and Plan of Merger and Reorganization (“Amendment No. 1”) which, among other things, (i) makes a clarifying amendment to the fractional shares provision in the Merger Agreement and (ii) revises the transaction structure from a two-step merger to a one-step merger, such that the Contemplated Second Merger will no longer occur, and Merger Sub I will merge with and into Cullgen, with Cullgen surviving as a wholly owned subsidiary of Pulmatrix and the surviving corporation of the Merger.

The Company has concluded that no other subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 21, 2025 (the “Annual Report”). Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the risk that the conditions to closing of the potential Merger with Cullgen (each as defined herein) are not satisfied, including failure to obtain stockholder approval for the transactions;

●	the risk that we are unable to meet expectations regarding the timing and completion of the Merger;

●	uncertainties as to the timing and costs of the consummation of the transactions contemplated by the Merger Agreement (as defined herein);

●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

●	the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee;

●	the outcome of any legal proceedings that may be instituted against us, Cullgen, or any of each company’s respective directors or officers related to the Merger Agreement or the transactions contemplated thereby;

●	should we resume development of our product candidates, our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	should we resume development of our product candidates, our inability to carry out research, development and commercialization plans;

●	should we resume development of our product candidates, our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	should we resume development of our product candidates, our inability to complete preclinical testing and clinical trials as anticipated;

●	should we resume development of our product candidates, our collaborators’ inability to successfully carry out their contractual duties;

●	should we resume development of our product candidates, termination of certain license agreements;

●	should we resume development of our product candidates, our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market;

●	economic and market conditions; and
●	should we resume development of our product candidates, difficulties in obtaining financing on commercially reasonable terms, or at all.

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

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on November 13, 2024, we entered into the Agreement and Plan of Merger and Reorganization, as amended by Amendment No. 1 (“Amendment No. 1”) thereto on April 7, 2025 (as amended by Amendment No. 1, the “Merger Agreement”), pursuant to which, among other matters, PCL Merger Sub, Inc., our direct wholly owned subsidiary, will merge with and into Cullgen Inc. (“Cullgen”), with Cullgen surviving as our wholly owned subsidiary and the surviving corporation of the merger (the “Merger”). The Merger Agreement was unanimously approved by our board of directors, which resolved to recommend approval of the Merger Agreement to our stockholders.

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

Our current pipeline of clinical assets is aligned to this goal and includes iSPERSE™-based therapeutic candidates, which target the prevention and treatment of a range of diseases, including CNS disorders and pulmonary diseases. These therapeutic candidates include PUR3100 for the treatment of acute migraine, PUR1800 for the treatment of acute exacerbations of chronic obstructive pulmonary disease (“AECOPD”), and PUR1900 for the treatment of ABPA in patients with asthma and in patients with cystic fibrosis. Each program is enabled by its unique iSPERSE™ formulation designed to achieve specific therapeutic objectives.

In connection with the Merger, we are exploring opportunities to monetize these clinical assets and have paused the development of these product candidates. Continued development of these candidates, if that were to occur, would be contingent on securing additional funding and would require significant expenditures to advance. Thereafter, if development of such product candidates were to be continued and successfully advanced (of which there can be no assurance), it would be necessary to seek and obtain marketing approval to commercialize such product candidates, which could be expected to require the expenditure of significant additional resources and expenses related to regulatory, product sales, medical affairs, marketing, manufacturing and distribution.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of March 31, 2024, our patent portfolio related to iSPERSE™ included approximately 146 granted patents, 18 of which are granted US patents, with expiration dates from 2026 to 2037, and approximately 48 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 288 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 15 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

Our interactions with the FDA have indicated that, in addition to Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before an NDA is submitted.

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

Our partner Cipla has continued clinical development outside the United States and India’s Central Drug Standard Control Organization has accepted Cipla’s Phase 2 clinical trial results for inhaled itraconazole dry powder formulation and approved the company’s proposal to proceed with Phase 3 trials. Should Cipla successfully market PUR1900 outside the United States, Pulmatrix will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900 for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

Subsequent Events

Amendment No. 1 to Agreement and Plan of Merger and Reorganization

On April 7, 2025, Cullgen, Pulmatrix and the Merger Subs entered into Amendment No. 1 to the Agreement and Plan of Merger and Reorganization (“Amendment No. 1”) which, among other things, (i) makes a clarifying amendment to the fractional shares provision in the Merger Agreement and (ii) revises the transaction structure from a two-step merger to a one-step merger, such that the Contemplated Second Merger will no longer occur, and Merger Sub I will merge with and into Cullgen, with Cullgen surviving as a wholly owned subsidiary of Pulmatrix and the surviving corporation of the merger (the “Merger”).

Financial Overview

Revenues

To date, we have not generated any product sales. No revenues were recognized for the three months ended March 31, 2025, and the revenues for the three months ended March 31, 2024, were primarily generated from the Cipla Agreement as related to our PUR1900 program, for which wind down activities have been completed.

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

Research and development activities are central to our business model. We have utilized a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts have included work with consultants and substantial work at CROs and CMOs. We have historically supported an internal research and development team and facility for our pipeline and other potential development programs, however following the closing of the transaction with MannKind Corporation (“MannKind” and such transactions, the “MannKind Transaction”) in the third quarter of 2024, in which the majority of our research and development employees were terminated and our facility lease was assigned to MannKind, we expect to utilize external resources for further development.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$-	5,885	(5,885)

Operating expenses:
Research and development	19	3,512	(3,493)
General and administrative	1,828	1,626	202
Total operating expenses	1,847	5,138	(3,291)
(Loss) income from operations	(1,847)	747	(2,594)
Other income (expense):
Interest income	53	160	(107)
Fair value adjustment of warrants	66	-	66
Other expense, net	(80)	(82)	2
Net (loss) income	$(1,808)	825	(2,633)

Revenues — No revenues were recognized for the three months ended March 31, 2025, as compared to $5.9 million for the three months ended March 31, 2024, a decrease of $5.9 million. The decrease is primarily related to completion of the wind down of the PUR1900 Phase 2b clinical trial during the year ended December 31, 2024.

Research and development expenses — Research and development expenses were less than $0.1 million for the three months ended March 31, 2025, as compared to $3.5 million for the three months ended March 31, 2024, a decrease of approximately $3.5 million. The decrease was primarily due to $2.2 million less employment and other operating cost following the MannKind Transaction, $1.2 million less cost incurred on the PUR1900 program, for which the winding down of the Phase 2b clinical trial was completed during the year ended December 31, 2024, and $0.1 million less cost incurred on the PUR3100 and PUR1800 programs.

General and administrative expenses — General and administrative expenses were $1.8 million for the three months ended March 31, 2025, as compared to $1.6 million for the three months ended March 31, 2024, an increase of approximately $0.2 million. The increase was primarily due to $0.7 million of costs related to the Merger, partially offset by decreased employment and other operating costs.

Liquidity and Capital Resources

Through March 31, 2025, we incurred an accumulated deficit of $299.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of March 31, 2025, was $7.7 million.

We anticipate that we will continue to incur significant expenses in connection with pursuing strategic alternatives, including as related to and in connection with the Merger. Contingent on securing additional funding and continuing development of our program candidates, we anticipate that we would continue to incur losses over the next several years due to development costs associated with our iSPERSE™ pipeline programs. We expect that we would need additional capital to fund our operations as we continue to incur research and development and general and administrative expenses. We may raise such capital through a combination of equity offerings, debt financings, other third-party funding and other collaborations and strategic alliances.

We expect that our existing cash and cash equivalents as of March 31, 2025, will enable us to fund our corporate operating expenses for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the Merger, research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,813)	$(2,719)
Net cash used in investing activities	-	(154)
Net decrease in cash, cash equivalents, and restricted cash	$(1,813)	$(2,873)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025, was $1.8 million, which was primarily the result of $1.8 million of net loss and $0.1 million in net non-cash adjustments, partially offset by $0.1 million of cash outflows associated with changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2024, was $2.7 million, which was primarily the result of $4.0 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $0.8 million of net income and $0.5 million of net non-cash adjustments.

Net cash used in investing activities

No cash was used in investing activities for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2024 was due to purchases of property and equipment.

Financings

In May 2021, we entered into the At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright (“HCW”) to act as our sales agent with respect to the issuance and sale of up to $20,000,000 of our shares of common stock, from time to time in an “at-the-market” offering (the “ATM Offering”). Upon filing of the Annual Report, we continued to be subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will we sell our common stock in a registered primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75,000,000. Therefore, the amount we may be able to raise using the ATM Offering will be significantly less than $20,000,000, until such time as our public float held by non-affiliates exceeds $75,000,000.

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

During the three months ended March 31, 2025, and 2024, no shares of our common stock were sold under the Sales Agreement.

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties including, should it resume development of its product candidates, risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Should the Company resume development of its product candidates, significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization, would be required. These efforts would require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, should the Company resume development of its product candidates, it is uncertain when, if ever, the Company would realize revenue from product sales. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, in addition to the other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

PULMATRIX, INC.

Date: May 15, 2025	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2025, by and among Pulmatrix, Inc., PCL Merger Sub, Inc., PCL Merger Sub II, LLC and Cullgen Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2025).

3.1	Amendment No. 2 to the Restated Bylaws of Pulmatrix, Inc., dated as of February 11, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated April 8, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

