Form 10-Q
period 2025-09-30
Pulmatrix, Inc.
filed 2025-10-16
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 13, 2025, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,794	$9,521
Prepaid expenses and other current assets	178	399
Total current assets	4,972	9,920
Long-term restricted cash	10	10
Other long-term assets	-	13
Total assets	$4,982	$9,943
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$69	$809
Accrued expenses and other current liabilities	180	120
Total current liabilities	249	929
Warrant liability	-	67
Total liabilities	249	996
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at September 30, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at September 30, 2025, and December 31, 2024	-	-
Additional paid-in capital	306,123	306,103
Accumulated deficit	(301,390)	(297,156)
Total stockholders’ equity	4,733	8,947
Total liabilities and stockholders’ equity	$4,982	$9,943

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$366	$-	$7,803

Operating expenses:
Research and development	8	814	41	7,160
General and administrative	858	2,209	4,220	5,836
Loss on MannKind Transaction	-	-	-	2,618
Total operating expenses	866	3,023	4,261	15,614
Loss from operations	(866)	(2,657)	(4,261)	(7,811)
Other income (expense):
Interest income	30	101	124	394
Fair value adjustment of warrants	-	-	67	-
Other expense, net	(41)	(31)	(164)	(156)
Total other income (expense), net	(11)	70	27	238
Net loss	$(877)	$(2,587)	$(4,234)	$(7,573)
Net loss per share attributable to common stockholders – basic and diluted	$(0.24)	$(0.71)	$(1.16)	$(2.07)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,652,285	3,652,285	3,652,285

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	3,652,285	$-	$306,103	$(297,156)	$8,947
Stock-based compensation	-	-	8	-	8
Net loss	-	-	-	(1,808)	(1,808)
Balance — March 31, 2025	3,652,285	$-	$306,111	$(298,964)	$7,147
Stock-based compensation	-	-	6	-	6
Net loss	-	-	-	(1,549)	(1,549)
Balance — June 30, 2025	3,652,285	$-	$306,117	$(300,513)	$5,604
Stock-based compensation	-	-	6	-	$6
Net loss	-	-	-	(877)	(877)
Balance — September 30, 2025	3,652,285	$-	$306,123	$(301,390)	$4,733

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2024	3,652,285	$-	$305,592	$(287,597)	$17,995
Stock-based compensation	-	-	198	-	198
Net income	-	-	-	825	825
Balance — March 31, 2024	3,652,285	$-	$305,790	$(286,772)	$19,018
Stock-based compensation	-	-	103	-	103
Net loss	-	-	-	(5,811)	(5,811)
Balance — June 30, 2024	3,652,285	$-	$305,893	$(292,583)	$13,310
Stock-based compensation	-	-	197	-	$197
Net loss	-	-	-	(2,587)	(2,587)
Balance — September 30, 2024	3,652,285	$-	$306,090	$(295,170)	$10,920

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,234)	$(7,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	106
Amortization of operating lease right-of-use asset	-	329
Stock-based compensation	20	498
Fair value adjustment of warrants	(67)	-
Loss on MannKind Transaction	-	2,618
Changes in operating assets and liabilities:
Accounts receivable	-	905
Prepaid expenses and other current assets	221	101
Other long-term assets	13	122
Accounts payable	(740)	(1,542)
Accrued expenses and other current liabilities	60	(341)
Operating lease liability	-	(333)
Deferred revenue	-	(4,345)
Net cash used in operating activities	(4,727)	(9,455)
Cash flows from investing activities:
Purchases of property and equipment	-	(398)
Net cash used in investing activities	-	(398)
Net decrease in cash, cash equivalents and restricted cash	(4,727)	(9,853)
Cash, cash equivalents and restricted cash — beginning of period	9,531	20,645
Cash, cash equivalents and restricted cash — end of period	$4,804	$10,792

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,794	$10,782
Long-term restricted cash	10	10
Total cash, cash equivalents and restricted cash	$4,804	$10,792

Supplemental disclosures of non-cash investing and financing information:
Reduction of operating lease right-of-use asset and lease liability upon lease modification	$-	$8,423

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

On June 16, 2025, the Company held a special meeting in lieu of the annual meeting of Pulmatrix stockholders, at which the Company’s stockholders approved the Merger and related proposals. The Closing is subject to other customary closing conditions, including Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger and approval from the China Security Regulatory Commission (“CSRC”) pursuant to the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), No. 1 to No. 6 Supporting Guidance Rules, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC. These regulations established a filing-based regime to regulate overseas offerings and listings by Chinese domestic companies. As of the date of this filing, Pulmatrix has not yet received approval from the CSRC to complete the Merger. As previously disclosed, on August 1, 2025, Pulmatrix and Cullgen, as provided for in the Merger Agreement, mutually agreed to extend the “End Date”, a term defined in the Merger Agreement, by 60 days from August 13, 2025, to October 12, 2025. The Merger Agreement does not have a defined term and does not terminate on the “End Date”. The “End Date” is simply the date at which certain termination options become available to either party.

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

The financial information as of September 30, 2025, and for the three and nine months ended September 30, 2025, and 2024, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2024, was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of September 30, 2025, would be adequate to fund its operating expenses for at least twelve months from the date these condensed consolidated financial statements are issued. However, in order to continue development of its programs, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s board of directors may also decide to pursue a dissolution and liquidation in lieu of continuing program development.

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

For the three and nine months ended September 30, 2025, the Company recognized no revenue. For the three and nine months ended September 30, 2024, revenue from two customers accounted for 100% of revenue recognized in the accompanying condensed consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the nine months ended September 30, 2025, the Company did not make any changes to its significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2025, that had a material effect on its condensed consolidated financial statements.

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

As of September 30, 2025, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Insurance	$112	$200
Software and hosting costs	4	19
Other	62	180
Total prepaid expenses and other current assets	$178	$399

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Legal and patents	$67	$11
Wages and incentives	37	38
Other	76	71
Total accrued expenses and other current liabilities	$180	$120

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

During the nine months ended September 30, 2025, and 2024, no shares of the Company’s common stock were sold under the Sales Agreement.

6. Warrants

There were no warrants issued or exercised during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, warrants to purchase up to 551,785 shares of common stock at a weighted-average exercise price of $79.15 per share expired. The following represents a summary of the warrants outstanding and exercisable at September 30, 2025, all of which are equity-classified:

Issue Date	Adjusted Exercise Price	Expiration Date	Number of Shares Underlying Warrants
December 17, 2021	$14.99	December 15, 2026	36,538
December 17, 2021	$13.99	December 17, 2026	281,047
February 16, 2021	$49.99	February 11, 2026	65,003
Total			382,588

7. Stock-based Compensation

The Company sponsored the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”), which expired on June 10, 2025. No new awards may be made under the Incentive Plan after its expiration date. Awards issued under the Incentive Plan prior to its expiration remain outstanding in accordance with their terms.

There were no options granted or exercised during the nine months ended September 30, 2025. The following table summarizes stock options outstanding as of September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2025	34,046	$30.55
Forfeited or expired	(188)	$2,350.64
Outstanding — September 30, 2025	33,858	$17.67	5.98	$10
Exercisable — September 30, 2025	29,780	$19.49	5.81	$7

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of September 30, 2025, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s Incentive Plan.

The following table presents total stock-based compensation expense for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
Research and development	$-	3	-	148
General and administrative	6	194	20	350
Total stock-based compensation expense	$6	197	20	498

8. Commitments and Contingencies

Research and Development Activities

The Company contracts with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of September 30, 2025, the Company had no material noncancellable commitments.

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

9. Income Taxes

The Company had no income tax expense for the three and nine months ended September 30, 2025, and 2024 due to operating losses incurred since inception.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of September 30, 2025, and December 31, 2024.

The Company applies FASB Accounting Standards Codification 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of September 30, 2025, and December 31, 2024.

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

Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2025, and 2024, as the effect of potentially dilutive securities would have been anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact:

	Three and Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	33,858	250,897
Warrants to purchase common stock	382,588	934,373
Total options and warrants to purchase common stock	416,446	1,185,270

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

12. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2025, through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2025, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has concluded that no other subsequent events have occurred that require disclosure, except as disclosed within the condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the risk that the conditions to closing (the “Closing”) of the potential Merger with Cullgen (each as defined herein) are not satisfied, including failure to obtain applicable regulatory approvals for the transactions;

●	the risk that we are unable to meet expectations regarding the timing and completion of the Merger;

●	uncertainties as to the timing and costs of the consummation of the transactions contemplated by the Merger Agreement (as defined herein);

●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

●	the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee;

●	the outcome of any legal proceedings that may be instituted against us, Cullgen, or any of each company’s respective directors or officers related to the Merger Agreement or the transactions contemplated thereby;

●	should we resume development of our product candidates, our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	should we resume development of our product candidates, our inability to carry out research, development and commercialization plans;

●	should we resume development of our product candidates, our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	should we resume development of our product candidates, our inability to complete preclinical testing and clinical trials as anticipated;

●	should we resume development of our product candidates, our collaborators’ inability to successfully carry out their contractual duties;

●	should we resume development of our product candidates, termination of certain license agreements;

●	should we resume development of our product candidates, our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market;

●	economic and market conditions; and

●	should we resume development of our product candidates, difficulties in obtaining financing on commercially reasonable terms, or at all.

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

On June 16, 2025, we held a special meeting in lieu of the annual meeting of Pulmatrix stockholders, at which special meeting our stockholders approved the Merger and related proposals. The Closing is subject to other customary closing conditions, including Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger and approval from the China Security Regulatory Commission (“CSRC”) pursuant to the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), No. 1 to No. 6 Supporting Guidance Rules, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC. These regulations established a filing-based regime to regulate overseas offerings and listings by Chinese domestic companies. As of the date of this filing, we have not yet received approval from the CSRC to complete the Merger. As previously disclosed, on August 1, 2025, we and Cullgen, as provided for in the Merger Agreement, mutually agreed to extend the “End Date”, a term defined in the Merger Agreement, by 60 days from August 13, 2025, to October 12, 2025. The Merger Agreement does not have a defined term and does not terminate on the “End Date”. The “End Date” is simply the date at which certain termination options become available to either party.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of September 30, 2025, our patent portfolio related to iSPERSE™ included approximately 146 granted patents, 18 of which are granted US patents, with expiration dates from 2026 to 2043, and approximately 50 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 283 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 14 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

Financial Overview

Revenues

To date, we have not generated any product sales. No revenues were recognized for the nine months ended September 30, 2025, and the revenues for the three and nine months ended September 30, 2024, were primarily generated from the Cipla Agreement as related to our PUR1900 program, for which wind down activities have been completed.

Research and Development Expenses

We expense research and development costs to operations as incurred. Research and development activities have been central to our business model. We have utilized a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts have included work with consultants and substantial work at contract research and manufacturing organizations. We have historically supported an internal research and development team and facility for our pipeline and other potential development programs, however following the closing of the transaction with MannKind Corporation (“MannKind” and such transactions, the “MannKind Transaction”) in the third quarter of 2024, the majority of our research and development employees were terminated and our facility lease was assigned to MannKind. Going forward, we expect to utilize external resources for further development. Additionally, a Master Services Agreement between the Company and MannKind calls for MannKind to provide certain development services to the Company, including but not limited to, activities to develop dry powder formulations using iSPERSE™.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025, and 2024

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenues	$-	366	(366)

Operating expenses:
Research and development	8	814	(806)
General and administrative	858	2,209	(1,351)
Total operating expenses	866	3,023	(2,157)
Loss from operations	(866)	(2,657)	1,791
Other income (expense):
Interest income	30	101	(71)
Other expense, net	(41)	(31)	(10)
Net loss	$(877)	(2,587)	1,710

Revenues — No revenues were recognized for the three months ended September 30, 2025, as compared to $0.4 million for the three months ended September 30, 2024, a decrease of $0.4 million. The decrease is primarily related to completion of the wind down of the PUR1900 Phase 2b clinical trial during the year ended December 31, 2024.

Research and development expenses — Research and development expenses were less than $0.1 million for the three months ended September 30, 2025, as compared to $0.8 million for the three months ended September 30, 2024, a decrease of approximately $0.8 million. The decrease was primarily due to $0.6 million less employment and other operating cost following the MannKind Transaction and $0.2 million less cost incurred on the PUR1900 program, for which the winding down of the Phase 2b clinical trial was completed during the year ended December 31, 2024.

General and administrative expenses — General and administrative expenses were $0.9 million for the three months ended September 30, 2025, as compared to $2.2 million for the three months ended September 30, 2024, a decrease of approximately $1.4 million. The decrease was primarily due to decreased employment, legal and professional services costs.

Comparison of the Nine Months Ended September 30, 2025, and 2024

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Revenues	$-	7,803	(7,803)

Operating expenses:
Research and development	41	7,160	(7,119)
General and administrative	4,220	5,836	(1,616)
Loss on MannKind Transaction	-	2,618	(2,618)
Total operating expenses	4,261	15,614	(11,353)
Loss from operations	(4,261)	(7,811)	3,550
Other income (expense):
Interest income	124	394	(270)
Fair value adjustment of warrants	67	-	67
Other expense, net	(164)	(156)	(8)
Net loss	$(4,234)	(7,573)	3,339

Revenues — No revenues were recognized for the nine months ended September 30, 2025, as compared to $7.8 million for the nine months ended September 30, 2024, a decrease of $7.8 million. The decrease is primarily related to completion of the wind down of the PUR1900 Phase 2b clinical trial during the year ended December 31, 2024.

Research and development expenses — Research and development expenses were less than $0.1 million for the nine months ended September 30, 2025, as compared to $7.2 million for the nine months ended September 30, 2024, a decrease of approximately $7.1 million. The decrease was primarily due to $5.0 million less employment and other operating cost following the MannKind Transaction and $2.1 million less cost incurred on the PUR1900 program, for which the winding down of the Phase 2b clinical trial was completed during the year ended December 31, 2024.

General and administrative expenses — General and administrative expenses were $4.2 million for the nine months ended September 30, 2025, as compared to $5.8 million for the nine months ended September 30, 2024, a decrease of approximately $1.6 million. The decrease was primarily due to $2.8 million of decreased employment and other operating costs, partially offset by $1.2 million of costs related to the Merger.

Liquidity and Capital Resources

Through September 30, 2025, we incurred an accumulated deficit of $301.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of September 30, 2025, was $4.8 million.

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

We expect that our existing cash and cash equivalents as of September 30, 2025, will enable us to fund our corporate operating expenses for at least the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the Merger, research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,727)	$(9,455)
Net cash used in investing activities	-	(398)
Net decrease in cash, cash equivalents, and restricted cash	$(4,727)	$(9,853)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $4.7 million, which was primarily the result of $4.2 million of net loss, $0.4 million of cash outflows associated with changes in operating assets and liabilities and less than $0.1 million in net non-cash adjustments.

Net cash used in operating activities for the nine months ended September 30, 2024, was $9.5 million, which was primarily the result of $7.6 million of net loss and $5.4 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $3.6 million of net non-cash adjustments.

Net cash used in investing activities

No cash was used in investing activities for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2024, was $0.4 million, which was due to purchases of property and equipment.

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

During the nine months ended September 30, 2025, and 2024, no shares of our common stock were sold under the Sales Agreement.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PULMATRIX, INC.

Date: October 16, 2025	By:	/s/ Peter Ludlum
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

