Form 10-K
period 2025-12-31
Pulmatrix, Inc.
filed 2026-02-26
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2025, the last business day of registrant’s most recently completed second fiscal quarter, was $25,200,594.

As of February 23, 2026, the registrant had 3,652,285 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PULMATRIX, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the risk that the conditions to closing of the potential Merger with Cullgen (each as defined herein) are not satisfied, including failure to obtain approval from the CSRC (as defined herein);

●	the risk that we are unable to meet expectations regarding the timing and completion of the Merger;

●	uncertainties as to the timing and costs of the consummation of the transactions contemplated by the Merger Agreement (as defined herein);

●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

●	the outcome of any legal proceedings that may be instituted against us, Cullgen, or any of each company’s respective directors or officers related to the Merger Agreement or the transactions contemplated thereby;

●	should we resume development of our product candidates, our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	should we resume development of our product candidates, our inability to carry out research, development and commercialization plans;

●	should we resume development of our product candidates, our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	should we resume development of our product candidates, our inability to complete preclinical testing and clinical trials as anticipated;

●	should we resume development of our product candidates, our collaborators’ inability to successfully carry out their contractual duties;

●	should we resume development of our product candidates, termination of certain license agreements;

●	should we resume development of our product candidates, our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	should we resume development of our product candidates, difficulties in obtaining financing on commercially reasonable terms, or at all;

●	should we resume development of our product candidates, intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	should we resume development of our product candidates, entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	loss of one or more key executives; and

●	should we resume development of our product candidates, difficulties in securing regulatory approval to market our product candidates.

For a more detailed discussion of the risks that may affect our business and that could cause our actual results to differ from those projected in these forward-looking statements, see the risk factors and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events, except as required by law.

Unless otherwise stated, references in this Annual Report on Form 10-K to “us,” “we,” “our,” or “Company” refer to Pulmatrix, Inc., a Delaware corporation, and its subsidiaries, Pulmatrix Operating Company, Inc. and PCL Merger Sub, Inc., both Delaware corporations.

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

On June 16, 2025, we held a special meeting in lieu of the annual meeting of Pulmatrix stockholders, at which special meeting our stockholders approved the Merger and related proposals. The Closing is subject to other customary closing conditions, including Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger and approval from the China Securities Regulatory Commission (“CSRC”) pursuant to the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), No. 1 to No. 6 Supporting Guidance Rules, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC. These regulations established a filing-based regime to regulate overseas offerings and listings by Chinese domestic companies. As of the date of this filing, we have not yet received approval from the CSRC to complete the Merger. As previously disclosed, on August 1, 2025, we and Cullgen, as provided for in the Merger Agreement, mutually agreed to extend the “End Date”, a term defined in the Merger Agreement, by 60 days from August 13, 2025, to October 12, 2025. The Merger Agreement does not have a defined term and does not terminate on the “End Date”. The “End Date” is simply the date at which certain termination options become available to either party.

On December 17, 2025, the Company, Cullgen and PLC Merger Sub, Inc. (collectively, the “Parties”) entered into a mutual waiver agreement (the “Waiver Agreement”), pursuant to which the Parties agreed to mutually waive compliance with Section 5.4 of the Merger Agreement, which such provision imposes restrictions on each party during the Pre-Closing Period (as defined in the Merger Agreement). Except as expressly waived pursuant to the Waiver Agreement, the Merger Agreement continues to remain in full force and effect in all respects, and no other provision of the Merger Agreement has otherwise been amended, waived, or modified.

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

We completed preclinical safety studies for PUR1800, our iSPERSE™ formulation of RV1162, in 2018 and advanced our formulation and process development efforts to support clinical testing in stable moderate-severe COPD patients. We completed a Phase 1b safety, tolerability, and pharmacokinetics clinical study of PUR1800 for subjects with stable moderate-severe COPD and received topline data from the Phase 1b clinical study in the first quarter of 2022. We analyzed data from the completed Phase 1b clinical study of PUR1800 for AECOPD and presented study results at the American Academy of Allergy, Asthma & Immunology (AAAAI) conference in the first quarter of 2023. The results indicated PUR1800 was safe and well tolerated with no observed safety signals. The topline data, along with the results from chronic toxicology studies, support the continued development of PUR1800 for the treatment of AECOPD and other inflammatory respiratory diseases. In 2024, Pulmatrix published an abstract titled “Ex vivo evaluation of the potential for Narrow Spectrum Kinase inhibitors as a treatment for Idiopathic Pulmonary Fibrosis”.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2025, our patent portfolio related to iSPERSE™ included approximately 149 granted patents, 18 of which are granted US patents, with expiration dates from 2026 to 2043, and approximately 48 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 284 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 11 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Hong Kong and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

Therapeutic Candidates

PUR3100

PUR3100 is still an investigational drug candidate and not authorized for commercialization, but we are currently exploring other opportunities to monetize PUR3100.

In 2020, we developed PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Currently DHE is only available as subcutaneous, intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 has the opportunity to be the first orally inhaled DHE treatment for acute migraine and an alternative to other acute therapies. Given the oral inhaled route of delivery, PUR3100 is anticipated to provide rapid relief from migraine symptoms and provide a favorable tolerability profile.

Competition and Market Opportunities

The American Migraine Foundation estimates that at least 39 million people in the United States and 1 billion people worldwide live with migraine, but because many people are not diagnosed or do not receive the treatment they need, the actual number may be higher. Current treatments for migraine include oral, intranasal, IV or subcutaneous formulations of triptans, DHE, and calcitonin gene-related peptide (“CGRP”) antagonists (gepants). Studies show that people with migraines are underdiagnosed, undertreated, and experience substantial decreases in functioning and productivity, which translates into diminished quality of life for individuals and financial burdens to patients, healthcare systems, and employers. All current treatments are limited by incomplete efficacy and/or intolerability. Therefore, development of additional treatments for acute migraine is warranted.

DHE has been shown to be effective in the treatment of migraine and, in particular, hard to treat migraines, such as menstrual migraine, migraine upon awakening, and severe migraine. Utilization of DHE has been limited due to its poor oral bioavailability, requiring IV, subcutaneous or intranasal dosing. IV dosing generally requires administration in a healthcare setting and may result in nausea and vomiting. Hence, its use has generally been limited to patients with intractable or medication-overuse migraine. In May 2025, the FDA approved Brekiya (Amneal Pharmaceuticals, Inc.), a subcutaneous DHE autoinjector for acute treatment of migraine with or without aura and cluster headaches in adults. Intranasal dosing with DHE, including Migranal (Bausch Health US LLC), approved in December 1997, and Trudhesa (Impel NeuroPharma, Inc.), approved by the FDA in September 2021, have been poorly adopted due to incomplete efficacy and intolerability of nasal inhalation in patients during a migraine.

There is precedent for an orally inhaled DHE therapy. MAP Pharmaceuticals, Inc. developed MAP0004, also known as Levadex or Semprana, a liquid suspension formulation of DHE, designed to be dosed via a breath-actuated pMDI inhalation device. Their published data indicate a safe and well tolerated formulation with rapid onset and long-lasting efficacy that compared favorably to existing treatments. Development of MAP0004 led to a new drug application (“NDA”) but was halted after multiple complete response letters from the FDA citing Chemistry, Manufacturing and Controls (“CMC”) issues related to dose uniformity and stability issues. Regardless of the failure of MAP0004, the efficacy and tolerability of the formulation reported by MAP Pharmaceuticals provides proof of concept for an orally inhaled DHE formulation. PUR3100, the iSPERSE™ formulation planned by Pulmatrix, is anticipated to deliver DHE to the lung with efficacy and tolerability that compares favorably with MAP0004, while avoiding the device-related issues of MAP0004 by delivering PUR3100 as an iSPERSE™ dry powder.

We believe that an iSPERSE formulation of DHE can provide the positive rapid onset and long-lasting efficacy seen in the MAP0004 data by enabling a similar pharmacokinetic profile while eliminating the manufacturing and device issues which led to the MAP0004 FDA complete response letters.

Aspeya, Inc. (“Aspeya”), a subsidiary of Philip Morris International, Inc. and formerly known as Vectura Fertin Pharma, Inc., is developing a drug-device combination product for the pulmonary delivery of an inhaled dry-powder formulation of DHE for the acute treatment of migraines in adults. Aspeya completed a Phase 1 clinical trial in New Zealand in 2024, later announcing the treatment was assessed safe, well-tolerated and supporting further clinical development. Aspeya later completed a Phase 1 clinical trial in 2025 (NCT07226362), with results pending. To the best of our knowledge, there are no other orally inhaled DHE formulations currently in development or on the market.

Migranal, Trudhesa and Atzumi are currently FDA approved intranasal formulations of DHE. While Migranal and Trudhesa are nasal liquid sprays, Atzumi is a nasal powder formulation. Satsuma Pharmaceuticals, a subsidiary of Shin Nippon Biomedical Laboratories (“Satsuma”), gained FDA approval during 2025 for Atzumi for acute treatment of migraine.

Non-Clinical Development

A total of three 14-day GLP toxicology studies have been completed with PUR3100 to support single-dose clinical studies. We are planning to conduct a chronic toxicology study to support long-term dosing. Based on discussions with the FDA, this would complete the non-clinical requirements to support an NDA.

Clinical Development

All U.S. clinical development is currently on hold while we work to license or monetize this asset.

Our interactions with the FDA have indicated that, as part of Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before an NDA is submitted.

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

The completed Phase 1 study demonstrated optimal pharmacokinetics and improved tolerability of PUR3100 compared to IV DHE. All doses of PUR3100 were generally well tolerated with a lower incidence of nausea (21% vs. 86%), vomiting (0% vs. 29%), and headache (16% vs. 57%) compared to IV DHE. The PK profile of PUR3100 versus IV DHE was characterized by a similar mean time to Cmax (5 vs. 5.5 min), with reduced AUC0–2h (1120–4320 vs. 6340 ng*h/mL), and a lower Cmax (3620–14,400 vs. 45,000 ng/mL). All doses of PUR3100 were associated with mean Cmax above the minimum level required to achieve efficacy (1000 pg/mL).

PUR1800

PUR1800 is still an investigational drug candidate and not authorized for commercialization, but we are currently exploring other opportunities to monetize PUR1800.

PUR1800 is a Narrow Spectrum Kinase Inhibitor, engineered with our iSPERSE™ technology, with a target indication for the treatment of acute exacerbations in chronic obstructive pulmonary disease (AECOPD). PUR1800 targets p38 MAP kinases (p38MAPK), Src kinases, and Syk kinases. These kinases play a critical role in chronic inflammation and airway remodeling.

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

Based upon the clinical results generated by RespiVert/Janssen for RV1162 and the anticipated benefits of an iSPERSE™ formulation of RV1162, we entered into a License, Development and Commercialization Agreement with RespiVert Ltd. (“RespiVert”), a wholly owned subsidiary of Janssen Biotech, Inc. on June 9, 2017. RespiVert granted us an exclusive, royalty-bearing license in a portfolio of narrow spectrum kinase inhibitor compounds (“NSKI”). We subsequently formulated RV1162 into PUR1800 for development as a potential therapy for AECOPD. In January 2026, we provided RespiVert notice that, pursuant to our agreement, we are exercising our option to abandon the prosecution of certain individual RespiVert patents. We do not consider these patents to be necessary to support PUR1800 at this time.

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

Toxicology studies in rats and dogs, with durations of six and nine months respectively, are complete. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with little to no progression of findings from 28-day studies. We believe that this indicates potential for chronic dosing of PUR1800, enabling us to explore PUR1800 therapy for chronic respiratory diseases such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently in development for treatment of acute exacerbation of COPD, these positive toxicology study results could expand potential indications and value of the program. In 2024, Pulmatrix published an abstract titled “Ex vivo evaluation of the potential for Narrow Spectrum Kinase inhibitors as a treatment for Idiopathic Pulmonary Fibrosis”.

Clinical Development

All clinical development is currently on hold while we work to license or monetize this asset.

We completed a Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 in patients with stable moderate-severe COPD. Topline data were delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma and Immunology conference in the first quarter of 2023.

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

PUR1900

PUR1900 is still an investigational drug candidate and not authorized for commercialization, but we are currently exploring other opportunities to monetize PUR1900 within the United States.

PUR1900 is our iSPERSE™ inhaled formulation of itraconazole, an antifungal drug commercially available as an oral drug. We developed PUR1900 for the prevention and potential treatment of fungal infections and allergic/hypersensitivity reactions to fungus in patients with severe lung disease, including those with asthma and CF. On January 28, 2020, PUR1900 received Fast Track designation from the FDA for the treatment of ABPA. Aspergillus colonization and infections are likely underdiagnosed and occur frequently in patients of all ages. Colonization and infection with Aspergillus can lead to clinical disease with differing severities and complications depending on the immune status of the host. Invasive aspergillosis is a frequently fatal disease that occurs in patients that are typically immune suppressed as a result of treatment for hematologic cancers or immunosuppression prior to solid organ transplantation. In patients with asthma and CF, Aspergillus can cause chronic infections that may be associated with worsening disease and larger declines in lung function than patients without infection. A subset of patients with asthma and CF with Aspergillus colonization and/or infection develop ABPA, which is a complex hypersensitivity reaction to fungal antigens. ABPA is a disease resulting in mucus production, wheezing, pulmonary infiltrates, worsening bronchiectasis, and fibrosis of the lung.

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

There is precedent for both dry powder and nebulized inhaled anti-infective therapy to address specific pulmonary infections in patients which demonstrates potential utility of inhaled drug delivery and market opportunity. Mylan currently markets TOBI Podhaler for treatment of Pseudomonas aeruginosa infection in the United States and Teva markets inhaled colistin, Colobreathe, for the same infection in Europe. Insmed currently markets Amikacin Liposome Inhalation Suspension (Arikayce) in the United States for the treatment of lung disease caused by a group of bacteria, Mycobacterium avium complex in a limited population of patients with the disease who do not respond to conventional treatment (refractory disease). There are currently no products specifically approved for treatment of ABPA, however, there are several inhaled antifungal agents currently under development for the treatment of invasive aspergillosis or ABPA. Treatments under development for invasive aspergillosis include PC945, a novel azole antifungal being developed by Pulmocide as a liquid for nebulization prior to the termination of their Opera-T Phase 3 study with Opelconazole based on an interim analysis data. In addition, a dry powder formulation of voriconazole was previously being developed by TFF Pharmaceuticals prior to announcing dissolution in 2025. In principle, development of an orally inhaled antifungal for the treatment of invasive aspergillosis could also be effective for ABPA but would require additional clinical studies in the target patient population. Zambon has also developed a dry powder formulation of voriconazole for the treatment of ABPA and completed a Phase 1 study in the third quarter of 2020. However, no additional development has since been reported. Regeneron Pharmaceuticals completed a clinical trial in 2024 with dupilumab (NCT04442269) for the treatment of ABPA in asthma. This trial focused on prevention of exacerbations in individuals with at least one or more severe respiratory exacerbations. In 2025, Regeneron announced dupilumab significantly improved lung function and substantially reduced severe exacerbations while enhancing quality of life in patients with ABPA during the treatment period.

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

Clinical Development

All clinical development is currently on hold while our partner, Cipla, has completed a Phase 2 trial and is approved to proceed to a Phase 3 trial, both in India.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of December 31, 2025, our patent portfolio related to iSPERSE™ included approximately 149 granted patents, 18 of which are granted US patents, with expiration dates from 2026 to 2043, and approximately 48 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 284 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 11 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Hong Kong and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

Suppliers

We also have relied on third-party contract manufacturers to supply the APIs that are used to formulate our therapeutic candidates. When needed, we place purchase orders with different contract manufacturers for the APIs required for PUR3100, PUR1800 and PUR1900. We additionally have relied on third-party vendors to supply raw materials for our APIs and drug products.

Research and Development

For fiscal years ended December 31, 2025 and 2024, we spent approximately less than $0.1 million and $7.2 million, respectively, on research and development activities.

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

We have relied, and expect to continue to rely, should we resume development of our product candidates, on third parties for the manufacture of clinical and future commercial, quantities of its therapeutic candidates. Future FDA and state inspections may identify compliance issues at these third-party facilities that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Many of the foregoing could limit the commercial value of an approved product or require us to commit substantial additional resources in connection with the approval of a product. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of its products under development.

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

Reimbursement and Drug Pricing

In the United States and other countries, sales of any products for which we decide to resume development of and receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors, managed care providers, private health insurers and other organizations. Each third-party payor may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Without adequate coverage and reimbursement from third-party payors, patients and providers are unlikely to use or prescribe any products for which we decide to resume development of and receive regulatory approval for commercial sale and may not enable us to realize an appropriate return on our investment in research and product development may not be available for our products.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals. The passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) sets forth requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. The MMA also introduced a new reimbursement methodology. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

Additionally, the Inflation Reduction Act of 2022 requires, among other things, the Secretary of the U.S. Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”) to negotiate the price of a set number of high Medicare spend drugs starting in 2026, requires rebates from manufacturers who increase their drug prices above inflation, and makes several changes to the Medicare Part B and D that will increase manufacturer liability for drug costs previously borne by the government and beneficiaries under the program. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have initiated and continue to pursue lawsuits challenging the constitutionality and implementation of the IRA’s drug price negotiation provisions. It is uncertain how the drug pricing provisions imposed by the IRA, or results on any related litigation, will impact the broader pharmaceutical industry or our business.

Further, the current presidential administration has taken several initiatives to address drug pricing and access. For example, President Trump has signed multiple executive orders addressing drug pricing including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Additionally, on November 6, 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products. It remains to be seen how such drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals, including, but not limited to, information in connection with new product launches that exceed certain levels as identified in the relevant statutes.

In some foreign countries, requirements governing drug pricing, coverage, and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

We expect that there will continue to be a number of federal, state, and foreign proposals to implement, among other things, drug reimbursement, coverage, and pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition, and profitability.

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2025, and 2024 has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2025, we had two full-time employees, both of whom were engaged in full-time administrative activities. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

Risks Related to the Merger with Cullgen

●	There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that we and Cullgen expect to obtain from the Merger;

●	We may engage in the sale, license, transfer, disposition, divestiture or other monetization transaction Pulmatrix Legacy Business;

●	The issuance of shares of our common stock to Cullgen stockholders in the Merger will substantially dilute the voting power of our current stockholders. Having a minority share position will reduce the influence that current stockholders have on our management;

●	The issuance, or expected issuance, of our common stock in connection with the Merger could decrease the market price of our common stock;

●	The intended benefits of the Merger may not be realized;

●	Because the lack of a public market for Cullgen common stock makes it difficult to evaluate the fairness of the Merger, Cullgen stockholders may receive consideration in the Merger that is greater than or less than the fair market value of Cullgen common stock;

●	Transfers of the Combined Company’s securities utilizing Rule 144 of the Securities Act may be limited;

●	Our expected disposal of our historical assets and operations in connection with our proposed Merger with Cullgen will make us a shell company. As a result, we will be subject to more stringent reporting requirements, offering limitations and resale restrictions;

●	Directors and officers of us and Cullgen may have interests in the Merger that are different from, or in addition to, those of our stockholders and Cullgen stockholders generally that may influence them to support or approve the Merger;

●	If the Merger is completed, Cullgen executive officers and Cullgen appointees to the Combined Company board of directors will have the ability to significantly influence the Combined Company’s management and business affairs, as well as matters submitted to the Combined Company board of directors or stockholders for approval, especially if they decide to act together with the current Cullgen stockholders;

●	The announcement and pendency of the Merger could have an adverse effect on our or Cullgen’s business, financial condition, results of operations or business prospects;

●	The rights of Cullgen stockholders who become our stockholders in the Merger and our stockholders following the Merger will be governed by the Certificate of Incorporation, as amended;

●	The Exchange Ratio is not adjustable based on the market price of our common stock, so the Merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed;

●	We are expected to incur substantial expenses related to the Merger with Cullgen;

●	Failure to complete the Merger could negatively affect the value of our common stock and the future business and financial results of both us and Cullgen;

●	The Merger is expected to result in a limitation on the Combined Company’s ability to utilize its net operating loss carryforward;

●	The analysis received by our board of directors from Lucid Capital Markets, LLC has not been, and is not expected to be, updated to reflect changes in circumstances that may have occurred since the date of the analysis;

●	The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes or other causes;

●	We and Cullgen may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of our and Cullgen’s management and harm the Combined Company’s business, and insurance coverage may not be sufficient to cover all related costs and damages;

●	We have never paid and, except the potential Cash Dividend in connection with the Merger, do not intend to pay any cash dividends in the foreseeable future;

●	We are substantially dependent on our remaining employees, key contractors and consultants to facilitate the consummation of the Merger.

Risks Related to the Proposed Reverse Stock Split

●	The proposed reverse stock split may not increase the Combined Company’s common stock price over the long term;

●	The proposed reverse stock split would have the effect of increasing the amount of common stock that the Combined Company is authorized to issue without further approval by the Combined Company stockholders;

●	The proposed reverse stock split may decrease the liquidity of our common stock;

●	The proposed reverse stock split may lead to a decrease in overall market capitalization of the Combined Company.

Risks Related to Our Business

●	We have a history of net losses and may experience future losses;

●	We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests;

●	We have historically been a clinical development stage biopharmaceutical company and have never been profitable;

●	All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products;

●	Drug development is a long, expensive, and inherently uncertain process with a high risk of failure at every stage of development, and results of earlier studies and trials may not be predictive of future trial results;

●	If our collaborators are not successful, we may not effectively develop and market some of our therapeutic candidates;

●	We may not be able to attract, retain, or manage highly qualified personnel, which could adversely impact our business;

●	We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change;

●	If the third parties on which we rely to conduct our clinical trials, to manufacture clinical trial materials, and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for, or to commercialize, our products;

●	We rely on third-party contract vendors to manufacture and supply us with high quality active pharmaceutical ingredients and manufacture our therapeutic candidates in the quantities we require on a timely basis;

●	Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition;

●	We may not be successful in negotiating for an appropriate price in a future sale or assignment of our rights related to our current drug candidates;

●	Our failure to successfully acquire, develop and market additional drug candidates or approved drug products could impair our ability to grow;

●	Our business strategy may include entry into additional collaborative or license agreements. We may not be able to enter into collaborative or license agreements or may not be able to negotiate commercially acceptable terms for these agreements;

●	We may be subject to claims that our employees, independent consultants or agencies have wrongfully used or inadvertently disclosed confidential information of third parties;

●	Market and economic conditions may negatively impact our business, financial condition and share price;

●	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us;

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations;

●	Our business is subject to cybersecurity risks.

Risks Related to Regulatory Matters

●	Our product candidates must undergo rigorous nonclinical and clinical testing, and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products;

●	We cannot be certain that any of our current and future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates;

●	We have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies, if at all;

●	Any failure by us to comply with existing or future regulations could harm our reputation and operating results;

●	We and our third-party manufacturers are, and will be, subject to regulations of the FDA and other foreign regulatory authorities;

●	Even if we obtain regulatory approvals, our therapeutic candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign laws, regulations and guidelines, we could lose those approvals, and our business would be seriously harmed;

●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading;

●	If we fail to comply with federal or state “fraud and abuse” laws, the failure to comply with these laws may adversely affect our business, financial condition and results of operations;

●	Legislative or regulatory reform of the U.S. healthcare system may adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

●	We will be required to raise additional capital to fund our operations, and we may not be able to continue as a going concern if we are unable to do so;

●	Our long-term capital requirements are subject to numerous risks;

●	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

Risks Related to Our Intellectual Property

●	We may be unable to adequately protect or enforce our rights to intellectual property, causing us to lose valuable rights. Loss of patent rights may lead us to lose market share and anticipated profits;

●	If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	Legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could prevent us from developing or commercializing our product candidates;

●	We may be subject to other patent-related litigation or proceedings that could be costly to defend and uncertain in their outcome;

●	Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements;

●	If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business;

●	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Our Common Stock

●	The price of our common stock is subject to fluctuation and has been and may continue to be volatile;

●	Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters;

●	In the foreseeable future, we do not intend to pay cash dividends on shares of our common stock, except the potential Cash Dividend in connection with the Merger, so any investor gains will be limited to the value of our shares;

●	We may be at risk of securities class action litigation;

●	In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity;

●	We may issue additional equity securities in the future, which could result in dilution to existing investors;

●	We currently take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors;

●	Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our board of directors and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders;

●	Protective provisions in our charter and bylaws could prevent a takeover which could harm our stockholders.

Risks Related to the Merger with Cullgen

There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that we and Cullgen expect to obtain from the Merger.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, as set forth in the Merger Agreement, including the approval by the CSRC, approval by our stockholders, which was received in 2025, approval by Nasdaq of our application for the initial listing of our common stock to be issued in connection with the Merger, and other customary closing conditions. There can be no assurance that we and Cullgen will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. For a discussion of the conditions to the completion of the Merger, see the section titled “The Merger Agreement-Conditions to the Completion of the Merger” beginning on page 147 of the proxy statement/prospectus included in the registration statement on Form S-4, filed with the SEC on February 14, 2025 (the “proxy statement/prospectus”). If the conditions are not satisfied or waived, the Merger may not occur or may not be completed within the expected timeframe, and we and Cullgen each may materially and adversely lose some or all of the potential benefits that we and Cullgen expect to achieve as a result of the Merger and could result in additional transaction costs or other effects associated with uncertainty about the Merger. In addition, on August 1, 2025, Pulmatrix and Cullgen, as provided for in the Merger Agreement, mutually agreed to extend the “End Date”, a term defined in the Merger Agreement, by 60 days from August 13, 2025, to October 12, 2025. The Merger Agreement does not have a defined term and does not terminate on the “End Date”. The “End Date” is simply the date at which certain termination options become available to either party. Moreover, each of we and Cullgen has incurred and expects to continue to incur significant expenses related to the Merger, such as legal and accounting fees, some of which must be paid even if the Merger is not completed.

On December 17, 2025, the Company, Cullgen and PLC Merger Sub, Inc. (collectively, the “Parties”) entered into a mutual waiver agreement (the “Waiver Agreement”), pursuant to which the Parties agreed to mutually waive compliance with Section 5.4 of the Merger Agreement, which such provision imposes restrictions on each party during the Pre-Closing Period (as defined in the Merger Agreement). Except as expressly waived pursuant to the Waiver Agreement, the Merger Agreement continues to remain in full force and effect in all respects, and no other provision of the Merger Agreement has otherwise been amended, waived, or modified.

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

Under Section 382 of the Code, use of our net operating loss carryforwards (“NOLs”) will be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. As of December 31, 2025, we had approximately $81.7 million of net operating loss carryforwards, of which $3.8 million will expire, if unused, between the years 2026 and 2037. We may experience an ownership change as a result of the Merger and therefore its ability to utilize its NOLs and certain credit carryforwards remaining at the effective time of the Merger may be limited. The limitation would be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. Limitations imposed on us ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

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

We have never paid and, except the potential Cash Dividend in connection with the Merger, do not intend to pay any cash dividends in the foreseeable future.

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

We have yet to establish any history of profitable operations. We reported a net loss of $5.2 million and $9.6 million for the fiscal years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $302.3 million. We expect to incur additional operating losses for the foreseeable future. There can be no assurance that we will be able to achieve sufficient revenues throughout the year or be profitable in the future.

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

All of our research and development programs are in developmental stages. One or more of our product candidates may fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize inhaled therapeutic treatment for allergic bronchopulmonary aspergillosis (“ABPA”), acute migraine, and other iSPERSE™-based product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to substantial additional research and development efforts, including extensive non-clinical studies and clinical testing. Our approach to drug development may not be effective or may not result in the development of any drug. Our development efforts have been primarily focused on PUR3100, PUR1800 and PUR1900. Even if PUR3100, PUR1800 and PUR1900 or our other product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans. It can take several years for a product to be approved and we may not be successful in bringing any therapeutic candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. For example, the drug may:

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

In the United States, we will be subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in the healthcare industry, which could affect us, particularly if we decide to resume development of and successfully commercialize any of our product candidates that receive regulatory approval in the United States. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on our behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration in exchange for or to induce the referral of an individual for, or the purchase, order or recommendation of, any good or service, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. However, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental healthcare programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines, penalties and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, impact our business and any of the product candidates we may resume the development of, including: preventing or delaying marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, additional downward pressure on the price, and/or unfavorable reimbursement rates that we, or any future collaborators, may receive for any product candidates and our business could be materially harmed.

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

Additionally, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which, among other things, allows HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which first became effective in January 1, 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA also began penalizing drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. Since the enactment of the IRA, several pharmaceutical manufacturers and other industry stakeholders have initiated and continue to pursue lawsuits challenging the constitutionality and implementation of the IRA’s drug price negotiation provisions. It is uncertain how the drug pricing provisions imposed by the IRA, or results on any related litigation, will impact the broader pharmaceutical industry or our business.

In addition, prior presidential administrations as well as the current administration have taken pursued a range of initiatives to address drug pricing and access. For example, President Trump in his second term has signed multiple executive orders addressing drug pricing including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Additionally, on November 6, 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals, including, but not limited to, information in connection with new product launches that exceed certain levels as identified in the relevant statutes.

There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. Furthermore, we cannot assess the future impact that President Trump’s second term will have on healthcare programs and regulations or the pharmaceutical industry in general. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize any of our product candidates should we decide to resume their development in the future.

Risks Related to Our Financial Position and Need for Additional Capital

We will be required to raise additional capital to fund our operations, and we may not be able to continue as a going concern if we are unable to do so.

Pharmaceutical product development, which includes research and development, preclinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. Contingent on securing additional funding, we anticipate that our expenses would remain at a high level as we pursue development of PUR3100 and PUR1800 or other iSPERSE™-based product candidates, and/or pursue development of iSPERSE™-based pharmaceuticals in additional indications. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations for at least 12 months following the filing date of this Annual Report on Form 10-K. We cannot assure you, however, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to continue our research and development and clinical trial programs for our iSPERSE™-based product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds on reasonable terms or at all. Since inception, we have incurred losses each year and have an accumulated deficit of $302.3 million as of December 31, 2025, which may raise concerns about our solvency and affect our ability to raise additional capital.

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

The stock market in general, and Nasdaq in particular, as well as biotechnology companies, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of small companies. The market price of our common stock may fluctuate as a result of, among other factors:

●	the announcement of new products, new developments, services or technological innovations by us or our competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

●	conditions or trends in the biotechnology and pharmaceutical industries;

●	changes in the economic performance or market valuations of other biotechnology and pharmaceutical companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition (including, for example, the conflicts in Ukraine and Israel, supply chain and ongoing inflationary pressures and tariff increases);

●	purchase or sale of our common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;

●	ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of our common stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual property rights, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

In addition, we have sponsored the Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”), which expired on June 10, 2025. No new awards may be made under the Incentive Plan after its expiration date. Awards issued under the Incentive Plan prior to its expiration remain outstanding in accordance with their terms. As of December 31, 2025, an aggregate of 33,858 shares of our common stock could be delivered upon the exercise or conversion of outstanding stock options under the Incentive Plan.

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

To our knowledge, there are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “PULM”.

Stockholders

As of February 23, 2026, there were approximately 43 stockholders of record of our common stock.

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

On June 16, 2025, we held a special meeting in lieu of the annual meeting of Pulmatrix stockholders, at which special meeting our stockholders approved the Merger and related proposals. The Closing is subject to other customary closing conditions, including Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger and approval from the China Securities Regulatory Commission (“CSRC”) pursuant to the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), No. 1 to No. 6 Supporting Guidance Rules, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC. These regulations established a filing-based regime to regulate overseas offerings and listings by Chinese domestic companies. As of the date of this filing, we have not yet received approval from the CSRC to complete the Merger. As previously disclosed, on August 1, 2025, we and Cullgen, as provided for in the Merger Agreement, mutually agreed to extend the “End Date”, a term defined in the Merger Agreement, by 60 days from August 13, 2025, to October 12, 2025. The Merger Agreement does not have a defined term and does not terminate on the “End Date”. The “End Date” is simply the date at which certain termination options become available to either party.

On December 17, 2025, the Company, Cullgen and PLC Merger Sub, Inc. (collectively, the “Parties”) entered into a mutual waiver agreement (the “Waiver Agreement”), pursuant to which the Parties agreed to mutually waive compliance with Section 5.4 of the Merger Agreement, which such provision imposes restrictions on each party during the Pre-Closing Period (as defined in the Merger Agreement). Except as expressly waived pursuant to the Waiver Agreement, the Merger Agreement remains in full force and effect in all respects, and no other provision of the Merger Agreement has otherwise been amended, waived, or modified.

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

In 2020, we developed PUR3100, the iSPERSE™ formulation of DHE, for the treatment of acute migraine. Currently DHE is only available as subcutaneous, intravenous infusion or intranasal delivery. If approved for commercialization, PUR3100 has the opportunity to be the first orally inhaled DHE treatment for acute migraine and an alternative to other acute therapies. Given the oral inhaled route of delivery, PUR3100 is anticipated to provide rapid relief from migraine symptoms and provide a favorable tolerability profile.

A total of three 14-day GLP toxicology studies have been completed with PUR3100 to support single-dose clinical studies. We are planning to conduct a chronic toxicology study to support long-term dosing. Based on discussions with the FDA, this would complete the non-clinical requirements to support an NDA.

Our interactions with the FDA have indicated that, as part of Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before an NDA is submitted.

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

The completed Phase 1 study demonstrated optimal pharmacokinetics and improved tolerability of PUR3100 compared to IV DHE. All doses of PUR3100 were generally well tolerated with a lower incidence of nausea (21% vs. 86%), vomiting (0% vs. 29%), and headache (16% vs. 57%) compared to IV DHE. The PK profile of PUR3100 versus IV DHE was characterized by a similar mean time to Cmax (5 vs. 5.5 min), with reduced AUC0–2h (1120–4320 vs. 6340 ng*h/mL), and a lower Cmax (3620–14,400 vs. 45,000 ng/mL). All doses of PUR3100 were associated with mean Cmax above the minimum level required to achieve efficacy (1000 pg/mL).

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

We completed a Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 in patients with stable moderate-severe COPD. Topline data were delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma and Immunology conference in the first quarter of 2023.

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

Financial Overview

Revenues

To date, we have not generated any product sales. No revenues were recognized for the year ended December 31, 2025. Revenue recognized for the year ended December 31, 2024, were primarily generated from the Cipla Agreement as related to our PUR1900 program, for which wind down activities have been completed.

For more discussion on the Cipla Agreement, please see Note 5, Significant Agreements, to our consolidated financial statements included in this report.

Research and Development Expenses

We expense research and development costs to operations as incurred. Research and development activities have been central to our business model. We have utilized a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts have included work with consultants and substantial work at contract research and manufacturing organizations. We have historically supported an internal research and development team and facility for our pipeline and other potential development programs, however following the closing of the transaction with MannKind Corporation (“MannKind” and such transactions, the “MannKind Transaction”) in the year ended December 31, 2024, the majority of our research and development employees were terminated and our facility lease was assigned to MannKind. Going forward, we expect to utilize external resources for further development. Additionally, a Master Services Agreement between the Company and MannKind calls for MannKind to provide certain development services to the Company, including but not limited to, activities to develop dry powder formulations using iSPERSE™.

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

Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. As we wound down ongoing clinical programs, in the year ended December 31, 2025, we have no critical accounting estimates which involve a significant level of uncertainty at the time the estimate was made, nor estimates for which changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenues	$-	$7,806	$(7,806)

Operating expenses:
Research and development	38	7,166	(7,128)
General and administrative	5,131	7,785	(2,654)
Loss on MannKind Transaction	-	2,618	(2,618)
Total operating expenses	5,169	17,569	(12,400)
Loss from operations	(5,169)	(9,763)	4,594
Other income (expense):
Interest income	144	467	(323)
Fair value adjustment of warrants	67	(67)	134
Other expense, net	(204)	(196)	(8)
Net loss	$(5,162)	$(9,559)	$4,397

Revenues — No revenues were recognized for the year ended December 31, 2025, as compared to $7.8 million for the year ended December 31, 2024, a decrease of $7.8 million. The decrease is primarily related to completion of the wind down of the PUR1900 Phase 2b clinical trial during the year ended December 31, 2024.

Research and development expenses — Research and development expenses were less than $0.1 million for the year ended December 31, 2025, as compared to $7.2 million for the year ended December 31, 2024, a decrease of approximately $7.1 million. The decrease was primarily due to $5.0 million less employment and other costs following the MannKind Transaction and $2.1 million less cost incurred on the PUR1900 program, for which the winding down of the Phase 2b clinical trial was completed during the year ended December 31, 2024.

General and administrative expenses — General and administrative expenses were $5.1 million for the year ended December 31, 2025, as compared to $7.8 million for the year ended December 31, 2024, a decrease of approximately $2.7 million. The decrease was primarily due to $2.9 million of decreased employment and other operating costs, partially offset by $0.2 million of increased costs related to the Merger.

Loss on MannKind Transaction — Loss on MannKind Transaction was $2.6 million on certain assets disposed of during the year ended December 31, 2024, in connection with the assignment of our long-term lease of our Bedford facility pursuant to those certain agreement by and between us and MannKind Corporation and Cobalt Propco 2020, LLC (the “MannKind Transaction”). No such loss occurred for the year ended December 31, 2025.

Liquidity and Capital Resources

Through December 31, 2025, we incurred an accumulated deficit of $302.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of December 31, 2025, was $4.1 million.

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

We expect that our existing cash and cash equivalents as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, achievement of contingent milestones and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(5,433)	(10,716)
Net cash used in investing activities	-	(398)
Net decrease in cash, cash equivalents, and restricted cash	$(5,433)	(11,114)

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $5.4 million, which was primarily the result of a net loss of $5.2 million, and $0.2 million in cash outflows associated with changes in operating assets and liabilities and less than $0.1 million of net non-cash adjustments.

Net cash used in operating activities for the year ended December 31, 2024 was $10.7 million, which was primarily the result of a net loss of $9.6 million and $4.8 million in cash outflows associated with changes in operating assets and liabilities, partially offset by $3.6 million of net non-cash adjustments.

Net cash used in investing activities

No net cash was used in investing activities for the year ended December 31, 2025.

Net cash used in investing activities for the year ended December 31, 2024 was due to purchases of property and equipment.

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

During the years ended December 31, 2025 and 2024, no shares of the Company’s common stock were sold under the Sales Agreement.

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

As previously reported on our Current Report on Form 8-K, filed with the SEC on April 8, 2025, on April 4, 2025, the Audit Committee engaged CBIZ CPAs P.C. (“CBIZ”) as our independent registered public accounting firm for the fiscal year ended December 31, 2025, and accepted the resignation of Marcum LLP (“Marcum”).

On November 1, 2024, CBIZ acquired the attest business of Marcum. Substantially all of the partners and staff that provided attestation services with Marcum joined CBIZ CPAs P.C. On April 4, 2025, Marcum resigned as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, CBIZ was engaged as our independent registered public accounting firm.

During the fiscal years ended December 31, 2024, and December 31, 2023, and the subsequent interim period through April 4, 2025, neither we nor anyone on our behalf consulted with CBIZ regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that CBIZ concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The reports of Marcum on our consolidated financial statements for the years ended December 31, 2024, and December 31, 2023, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 31, 2024, and December 31, 2023, and the subsequent interim period through April 4, 2025, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended (“Regulation S-K”) and the related instructions to Item 304 of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Management and the Board of Directors

The following table sets forth the persons who serve as our executive officers and directors, and their ages as of December 31, 2025.

Name	Age	Position
Peter Ludlum	70	Interim Chief Executive Officer and Interim Chief Financial Officer
Richard Batycky, Ph.D.	57	Director
Todd Bazemore	55	Director
Christopher Cabell M.D.	57	Director
Michael J. Higgins	63	Director
Anand Varadan	59	Director

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

Todd Bazemore. Mr. Bazemore was appointed to serve as our director in October 2020. Todd Bazemore is the former CEO and Director at KALA BIO, which he joined in November 2017. Previously, Mr. Bazemore served as Executive Vice President and Chief Operating Officer of Santhera Pharmaceuticals (USA) Inc., or Santhera, a pharmaceutical company and subsidiary of Santhera Pharmaceuticals Holdings AG, from September 2016 until November 2017. Prior to joining Santhera, Mr. Bazemore served as Executive Vice President and Chief Commercial Officer of Dyax Corp., or Dyax, a biopharmaceutical company focused on orphan diseases, between April 2014 and January 2016, when Dyax was acquired by Shire plc. Between April 2012 and September 2013, he served as Vice President, Managed Markets at Sunovion Pharmaceuticals, Inc., or Sunovion (a subsidiary of Dainippon Sumitomo Pharma Co. Ltd.), a global biopharmaceutical company focused on serious medical conditions. Prior to that, Mr. Bazemore held several roles of increasing responsibility at Sunovion, including Vice President of Sales and Vice President of the Respiratory Business Unit. He received his Bachelor of Science from the University of Massachusetts, Lowell. Pulmatrix believes that Mr. Bazemore has extensive business experience running the commercial operations of biopharmaceutical companies and qualifies him to serve as a member of our Board.

Christopher Cabell, M.D. Dr. Cabell was appointed to serve as our director in June 2020. He is currently the President, Head of Research & Development and Chief Medical Officer at Inhibikase Therapeutics. Prior to joining Inhibikase Therapeutics in February 2025, Dr. Cabell was Chief Executive Officer at CorHepta Pharmaceuticals, which was acquired by Inhibikase. Previously, Dr. Cabell was Chief Medical Officer at Arena Pharmaceuticals, Zura Bio and Emergent BioSolutions. Dr. Cabell has also served on multiple corporate and scientific advisory boards. Earlier in his career, Dr. Cabell was a consultant, founding HD Consulting and serving as Head of the Therapeutic & Specialty Business Development team for Quintiles. Dr. Cabell was on faculty at Duke University School of Medicine in the Division of Cardiology. Dr. Cabell is a Fellow of the American College of Cardiology and has over 100 peer reviewed publications including in the New England Journal of Medicine, JAMA, and Annals of Internal Medicine. Board certified in both internal medicine and cardiovascular diseases, Dr. Cabell is an honors graduate of Pennsylvania State University and Duke University, earning both his Medical Degree and a Masters in Health Sciences from the latter. Pulmatrix believes that Dr. Cabell’s noteworthy experience in clinical drug development in biotechnology companies qualifies him to serve as a member of our Board.

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

Board Committees, Meetings and Attendance

During 2025, the Board held eight meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve, and each annual meeting of stockholders, either in person or by teleconference. During 2025, each director attended at least seventy-five percent (75%) of the total number of meetings held by the Board and Board committees of which such director was a member. All of our directors attended our 2025 special meeting, which was held in lieu of the annual meeting of stockholders.

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

Our Audit Committee is composed of Michael J. Higgins (chairman), Richard Batycky, Ph.D. and Todd Bazemore. Our Board has determined that Mr. Higgins, Dr. Batycky and Mr. Bazemore were independent in accordance with Nasdaq Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Michael J. Higgins qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee met four times during 2025.

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

Our Compensation Committee is composed of Richard Batycky, Ph.D. (chairman), Christopher Cabell, M.D. and Anand Varadan. Our Board has determined that Dr. Batycky, Dr. Cabell and Mr. Varadan were independent in accordance with Nasdaq Rules. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee did not meet during 2025 and did not engage a compensation consultant.

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

Our Nominating and Corporate Governance Committee is composed of Todd Bazemore (chairman), Christopher Cabell, M.D. and Michael J. Higgins. The Nominating and Corporate Governance Committee did not meet during 2025.

Director Nominations

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Nominating and Corporate Governance Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. We did not pay fees to any third party to assist in the process of identifying or evaluating director candidates during 2025.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors and persons who own more than 10% of our outstanding shares of common stock is required under Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of those reports. To our knowledge, based solely on our review of copies of reports we have received and written representations from certain reporting persons, we do not believe that there were any delinquent filers. We believe our directors and executive officers and greater than 10% shareholders for the year ended December 31, 2025, complied with all applicable Section 16(a) filing requirements.

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

Executive Summary

This section discusses the material components of our executive compensation program. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer; (ii) the two most highly compensated executive officers other than our principal executive officer; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as an executive officer at the end of 2025. These current officers are referred to as our Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Bonus ($)		All Other Compensation ($)		Total ($)
Peter Ludlum(1)	2025	-		715,225	(2)	715,225
(Interim Chief Executive and Interim Chief Financial Officer)	2024	50,000	(3)	730,877	(2)	780,877

(1)	Peter Ludlum was appointed as our Interim Chief Financial Officer in April 2022. Effective as of July 20, 2024, Mr. Ludlum also was appointed as our Interim Chief Executive Officer.
(2)	The amount shown in the “All Other Compensation” column for Mr. Ludlum includes fees paid to Danforth on his behalf during the years ended December 31, 2025, and 2024.
(3)	Represents amounts earned by Mr. Ludlum pursuant to the Ludlum Retention Agreement (as defined below).

Narrative Disclosure to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year-End

Mr. Ludlum had no outstanding equity awards as of December 31, 2025.

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

Director Compensation

We have entered into a director’s agreement with each of our non-employee directors. In 2025, under these agreements, non-employee directors were paid cash compensation payable in four quarterly payments as set forth in the table below.

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

Director Compensation Table

The following table presents the total compensation for each person who served as a member of our Board during 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees earned or paid in cash ($)	Option awards (1) ($)	All other compensation ($)	Total ($)
Richard Batycky, Ph.D.	54,000	-	-	54,000
Todd Bazemore	52,500	-	-	52,500
Christopher Cabell, M.D.	45,000	-	-	45,000
Michael J. Higgins	85,000	-	-	85,000
Anand Varadan	40,000	-	-	40,000

(1)	As of December 31, 2025, our non-employee directors held the following aggregate number of options to purchase shares of common stock: Dr. Batycky, 5,555 options; Mr. Bazemore, 5,055 options; Dr. Cabell, 5,055 options; Mr. Higgins, 8,963 options; and Mr. Varadan, 4,305 options. No options were granted during the fiscal year ended December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 23, 2026 by (i) each person known to us to beneficially own five percent (5%) or more of our common stock, (ii) each director and Named Executive Officer and (iii) all of our directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them and have an address of c/o Pulmatrix Inc., 945 Concord Street, Suite 1217, Framingham, MA 01701, unless otherwise noted. Percentage of ownership is based on 3,652,285 shares of common stock issued and outstanding as of February 23, 2026.

Name	Number of Shares Beneficially Owned	Percentage of Shares outstanding(1)	Beneficially Owned as a result of stock ownership	Beneficially Owned as a result of stock option ownership	Beneficially Owned as a result of warrant ownership
Named Executive Officers and Directors
Richard Batycky, Ph.D.	5,261	*	25	5,236	-
Todd Bazemore	4,736	*	-	4,736	-
Christopher Cabell M.D.	4,736	*	-	4,736	-
Michael J. Higgins	8,462	*	-	8,462	-
Anand Varadan	3,986	*	-	3,986	-
Peter Ludlum	-	-	-	-	-
All directors and executive officers as a group of six persons	27,181	*	25	27,156	-
5% Stockholders
None	-	-	-	-	-

*	Less than 1%.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned in column one includes shares of common stock issuable upon the exercise of stock options and warrants that are currently exercisable or will become exercisable within sixty (60) days of February 23, 2026.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the Incentive Plan, the weighted-average exercise price of options issued under the Incentive Plan and the number of securities remaining available for future issuance under the Incentive Plan, in each case as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	33,858	$17.67	—
Equity compensation plans not approved by security holders	—	—	—

Total	33,858	$17.67	—

(1)	Represents shares available for issuance under the Incentive Plan.
(2)	The Company sponsored the Incentive Plan, which expired on June 10, 2025. No new awards may be made under the Incentive Plan after its expiration date. Awards issued under the Incentive Plan prior to its expiration remain outstanding in accordance with their terms.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Since January 1, 2024, there were no transactions nor proposed transactions with related persons outside the normal course of business in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

On November 1, 2024, CBIZ CPAs P.C. (“CBIZ”) acquired the attest business of Marcum. Substantially all of the partners and staff that provided attestation services with Marcum joined CBIZ CPAs P.C.

On April 4, 2025, Marcum resigned as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, CBIZ was engaged as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025.

The following is a summary of the fees billed to us by CBIZ CPAs P.C. and Marcum LLP for professional services rendered in the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$317,120	$258,530
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$317,120	$258,530

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

All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by CBIZ CPAs P.C. and Marcum LLP, other than the services reported in the categories above.

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

All of the services rendered by CBIZ CPAs P.C. in 2025 were pre-approved by the Audit Committee.

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

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	At the Market Offering Agreement, dated May 26, 2021, by and between Pulmatrix, Inc. and H.C. Wainwright & Co., LLC		Form S-3 (Exhibit 1.2)	05/26/21	333-256502

2.1	Agreement and Plan of Merger and Reorganization, dated as of November 13, 2024, by and among Pulmatrix, Inc., PCL Merger Sub, Inc., PCL Merger Sub II, LLC and Cullgen Inc.		Form 8-K (Exhibit 2.1)	11/13/24	001-36199

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2025, by and among Pulmatrix, Inc., PCL Merger Sub, Inc., PCL Merger Sub II, LLC and Cullgen Inc.		Form 8-K (Exhibit 2.1)	04/10/25	001-36199

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K/A (Exhibit 3.1)	12/17/21	001-36199

3.5	Certificate of Correction to the Certificate of Designation, filed December 16, 2021		Form 8-K/A (Exhibit 3.2)	12/17/21	001-36199

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019		Form 8-K (Exhibit 3.1)	02/06/19	001-36199

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 28, 2022		Form 10-K (Exhibit 3.7)	03/29/22	001-36199

3.8	Amendment to the Restated Bylaws of Pulmatrix Inc., dated as of April 28, 2022	Form 8-K (Exhibit 3.1)	04/29/22	001-36199

3.9	Amendment No. 2 to the Restated Bylaws of Pulmatrix, Inc., dated as of February 11, 2025	Form 8-K (Exhibit 3.1)	02/14/25	001-36199

4.1	Form of Specimen Stock Certificate	Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Warrant Dated July 9, 2020	Form 8-K (Exhibit 4.1)	07/09/20	001-36199

4.3	Form of Common Stock Purchase Warrant, dated December 17, 2021	Form 8-K (Exhibit 4.1)	12/15/21	001-36199

4.4	Form of Placement Agent Warrant dated December 17, 2021	Form 8-K (Exhibit 4.2)	12/15/21	001-36199

4.5	Description of Securities	Form 10-K (Exhibit 4.21)	03/29/22	001-36199

4.6	Form of Placement Agent Warrant dated February 16, 2021	Form 8-K (Exhibit 4.1)	02/16/21	001-36199

10.1*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan	Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.2*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan	Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.3*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan	Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.4	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.	Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.5	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018	Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.6*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad	Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.7	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.8*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019	Form S-8 (Exhibit 99.3)	06/04/19	333-231935

10.9*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019	Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.10**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019	Form 10-K (Exhibit 10.13)	03/26/20	001-36199

10.11	Securities Purchase Agreement	Form 8-K (Exhibit 10.1)	04/16/20	001-36199

10.12	Form of Letter Agreement	Form 8-K (Exhibit 10.1)	07/09/20	001-36199

10.13	Form of Securities Purchase Agreement dated December 15, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	12/15/21	001-36199

10.14**	Second Amendment to Development and Commercialization Agreement, dated as of November 8, 2021, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 8-K (Exhibit 10.1)	11/09/21	001-36199

10.15	Form of Securities Purchase Agreement dated February 11, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	02/16/21	001-36199

10.16*	Consulting Agreement, dated November 30, 2021, by and between Pulmatrix, Inc. and Danforth Advisors, LLC	Form 8-K (Exhibit 10.1)	04/14/22	001-36199

10.17***	Third Amendment to the Development and Commercialization Agreement, dated as of January 6, 2024, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc., and Cipla Technologies LLC.	Form 8-K (Exhibit 10.1)	01/08/24	001-36199

10.18*	Letter Agreement, dated January 6, 2024, by and between Teofilo Raad and the Company	Form 8-K (Exhibit 10.2)	01/08/24	001-36199

10.19	Bill of Sale and Assignment Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.4)	08/13/24	001-36199

10.20	Intellectual Property Cross License Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.5)	08/13/24	001-36199

10.21	Master Services Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.6)	08/13/24	001-36199

10.22*	General Release and Severance Agreement, dated as of July 19, 2024, by and between Pulmatrix, Inc. and Teofilo Raad	Form 8-K (Exhibit 10.1)	07/19/24	001-36199

10.23*	Amendment No. 3 to Consulting Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Danforth Advisors, LLC	Form 8-K (Exhibit 10.2)	07/19/24	001-36199

10.24*	Letter Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Peter Ludlum	Form 8-K (Exhibit 10.3)	07/19/24	001-36199

10.25	Form of Cullgen Support Agreement	Form 8-K (Exhibit 10.1)	11/13/24	001-36199

10.26	Form of Lock-Up Agreement	Form 8-K (Exhibit 10.2)	11/13/24	001-36199

10.27***	Form of Registration Rights Agreement	Form 8-K (Exhibit 10.3)	11/13/24	001-36199

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated April 8, 2025		Form 8-K (Exhibit 16.1)	04/08/25	001-36199

19.1***	Insider Trading Policy of Pulmatrix, Inc.	X

21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	03/21/25	001-36199

23.1	Consent of CBIZ CPAs P.C., independent registered public accounting firm, to the Form 10-K	X

23.2	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K	X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (furnished herewith)

97.1	Compensation Recovery Policy		Form 10-K (Exhibit 97.01)	03/28/24	001-36199

101. INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These exhibits are management contracts or compensatory plans or arrangements.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.
***	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date:	February 26, 2026	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned directors of Pulmatrix, Inc., a Delaware corporation, hereby constitutes and appoints Peter Ludlum as his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Pulmatrix, Inc. for the year ended December 31, 2025, and any and all amendments and supplements thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary as fully as to all intents and purposes as he or she might or could do in person, and hereby ratifying and confirming all that each said attorney-in-fact and agent or his or her substitute(s) may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Peter Ludlum	Interim Chief Executive Officer and Interim Chief Financial Officer	February 26, 2026
Peter Ludlum
(Principal Executive, Financial and Accounting Officer)

/s/ Michael J. Higgins	Chairman of the Board of Directors	February 26, 2026
Michael J. Higgins

/s/ Richard Batycky, Ph.D.	Director	February 26, 2026
Richard Batycky, Ph.D.

/s/ Todd Bazemore	Director	February 26, 2026
Todd Bazemore

/s/ Christopher Cabell, M.D.	Director	February 26, 2026
Christopher Cabell, M.D.

/s/ Anand Varadan	Director	February 26, 2026
Anand Varadan

PULMATRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pulmatrix, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2015 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pulmatrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pulmatrix, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2015 through April 2025.

New York, NY

March 21, 2025

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,088	$9,521
Prepaid expenses and other current assets	41	399
Total current assets	4,129	9,920
Long-term restricted cash	10	10
Other long-term assets	-	13
Total assets	$4,139	$9,943
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$272	$809
Accrued expenses and other current liabilities	57	120
Total current liabilities	329	929
Warrant liability	-	67
Total liabilities	329	996
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at December 31, 2025 and 2024	-	-
Additional paid-in capital	306,128	306,103
Accumulated deficit	(302,318)	(297,156)
Total stockholders’ equity	3,810	8,947
Total liabilities and stockholders’ equity	$4,139	$9,943

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues	$-	$7,806

Operating expenses:
Research and development	38	7,166
General and administrative	5,131	7,785
Loss on MannKind Transaction	-	2,618
Total operating expenses	5,169	17,569
Loss from operations	(5,169)	(9,763)
Other income (expense):
Interest income	144	467
Fair value adjustment of warrants	67	(67)
Other expense, net	(204)	(196)
Total other income (expense), net	7	204
Net loss	$(5,162)	$(9,559)
Net loss per share attributable to common stockholders – basic and diluted	$(1.41)	$(2.62)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,652,285

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2024	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995
Stock-based compensation	-	-	-	-	511	-	511
Net loss	-	-	-	-	-	(9,559)	(9,559)
Balance — December 31, 2024	-	$-	3,652,285	$-	$306,103	$(297,156)	$8,947
Stock-based compensation	-	-	-	-	25	-	25
Net loss	-	-	-	-	-	(5,162)	(5,162)
Balance — December 31, 2025	-	$-	3,652,285	$-	$306,128	$(302,318)	$3,810

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,162)	$(9,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	106
Amortization of operating lease right-of-use asset	-	329
Stock-based compensation	25	511
Loss on disposals	-	2,618
Fair value adjustment of warrants	(67)	67
Changes in operating assets and liabilities:
Accounts receivable	-	928
Prepaid expenses and other current assets	358	343
Other long-term assets	13	163
Accounts payable	(537)	(1,106)
Accrued expenses and other current liabilities	(63)	(438)
Operating lease liability	-	(333)
Deferred revenue	-	(4,345)
Net cash used in operating activities	(5,433)	(10,716)
Cash flows from investing activities:
Purchases of property and equipment	-	(398)
Net cash used in investing activities	-	(398)
Net decrease in cash, cash equivalents and restricted cash	(5,433)	(11,114)
Cash, cash equivalents and restricted cash — beginning of period	9,531	20,645
Cash, cash equivalents and restricted cash — end of period	$4,098	$9,531

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,088	$9,521
Long-term restricted cash	10	10
Total cash, cash equivalents and restricted cash	$4,098	$9,531

Supplemental disclosures of non-cash investing and financing information:
Reduction of operating lease right-of-use asset and lease liability upon lease modification	$-	$8,423

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

On June 16, 2025, the Company held a special meeting in lieu of the annual meeting of Pulmatrix stockholders, at which the Company’s stockholders approved the Merger and related proposals. The Closing is subject to other customary closing conditions, including Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger and approval from the China Securities Regulatory Commission (“CSRC”) pursuant to the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), No. 1 to No. 6 Supporting Guidance Rules, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC. These regulations established a filing-based regime to regulate overseas offerings and listings by Chinese domestic companies. As of the date of this filing, Pulmatrix has not yet received approval from the CSRC to complete the Merger. As previously disclosed, on August 1, 2025, Pulmatrix and Cullgen, as provided for in the Merger Agreement, mutually agreed to extend the “End Date”, a term defined in the Merger Agreement, by 60 days from August 13, 2025, to October 12, 2025. The Merger Agreement does not have a defined term and does not terminate on the “End Date”. The “End Date” is simply the date at which certain termination options become available to either party.

On December 17, 2025, the Company, Cullgen and PLC Merger Sub, Inc. (collectively, the “Parties”) entered into a mutual waiver agreement (the “Waiver Agreement”), pursuant to which the Parties agreed to mutually waive compliance with Section 5.4 of the Merger Agreement, which such provision imposes restrictions on each party during the Pre-Closing Period (as defined in the Merger Agreement). Except as expressly waived pursuant to the Waiver Agreement, the Merger Agreement remains in full force and effect in all respects, and no other provision of the Merger Agreement has otherwise been amended, waived, or modified.

If the Merger is completed, the business of Cullgen will continue as the business of the combined company. Concurrent with the Merger, the Company will seek to monetize its intellectual property, including iSPERSE™ and its clinical assets (the “Asset Sale”).

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger and any Asset Sale, will result in the Company pursuing such a transaction, or that any transactions, if pursued, will be completed on terms favorable to Pulmatrix and its stockholders in the existing Pulmatrix entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, and if the Merger is not consummated, the Company’s board of directors may decide to pursue a dissolution and liquidation in the future.

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

Risks, Uncertainties and Liquidity

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of December 31, 2025, would be adequate to fund its operating expenses for at least twelve months from the date these consolidated financial statements are issued. However, in order to continue development of its programs, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s board of directors may also decide in the future to pursue a dissolution and liquidation in lieu of continuing program development.

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

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results may differ from these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions, with any changes applied prospectively.

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

For the year ended December 31, 2025, the Company recognized no revenue. For the year ended December 31, 2024, revenue from two customers accounted for 100% of revenue recognized in the accompanying consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are held in US banks and consist of cash deposited in operating and money market accounts.

As of December 31, 2025, $10 was deposited in a money market account as security for a credit card and presented as long-term restricted cash in the consolidated balance sheet.

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

As of December 31, 2024, certain of the Company’s outstanding warrants were classified as liabilities and measured at fair value in accordance with FASC ASC Topic 815, Derivatives and Hedging. The Company measures the Level 3 fair value of the warrant liability using the Black-Scholes option-pricing model with changes in fair value recognized as increases or reductions to other income (expense) in the consolidated statement of operations. These warrants expired during the year ended December 31, 2025.

As of December 31, 2025 and 2024, the Company did not hold any other financial assets or liabilities that were measured at fair value on a recurring or nonrecurring basis. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

Revenue Recognition

No revenues were recognized for the year ended December 31, 2025. The Company’s principal source of revenue during the year ended December 31, 2024, was derived from a collaboration arrangement and license agreement that relate to the development and commercialization of PUR1900 under the Cipla Agreement (as defined below).

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the year ended December 31, 2025, that had a material effect on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard becomes effective for the annual period beginning on January 1, 2025, with early adoption permitted. The Company prospectively adopted ASU 2023-09 in its 2025 annual period, which resulted in additional income tax disclosures. Refer to Note 11, Income Taxes for further information.

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

As of December 31, 2025, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Software and hosting costs	$4	$19
Insurance	3	200
Other	34	180
Total prepaid expenses and other current assets	$41	$399

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Wages and incentives	41	38
Legal and patents	2	11
Other	14	71
Total accrued expenses and other current liabilities	$57	$120

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

The Company concluded that the Third Amendment is a contract modification that should be accounted for as part of the existing contract. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $6.9 million, respectively, in revenue related to the research and development services and irrevocable license to the Assigned Assets in the Company’s consolidated statements of operations. The revenue recognized during the year ended December 31, 2024 was primarily associated with the cumulative catch-up recorded as a result of the contract modification, that had been included in deferred revenue at the beginning of that period. As of December 31, 2025, all of the Company’s performance obligations under the Cipla Agreement have been satisfied.

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

The Company determined that its operating lease right-of-use asset and property and equipment subject to the Bill of Sale represented a disposal group. The Company recorded a full write-down of the disposal group’s carrying value in the amount of $2.6 million during the year ended December 31, 2025.

Concurrent with the closing of the MannKind Transaction, the Company terminated and MannKind hired the majority of the Company’s research and development employees, representing approximately two-thirds of the Company’s workforce at the time. The Company agreed to provide termination benefits to these employees, which was fully paid during the year ended December 31, 2024.

6. Common Stock

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

During the years ended December 31, 2025, and 2024, no shares of common stock were sold under the Sales Agreement.

7. Warrants

The following table summarizes warrant activity for the year ended December 31, 2025:

	Number of Common Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	934,373	$55.01
Warrants Expired	(551,785)	79.15
Outstanding December 31, 2025	382,588	$20.20	0.82	$-

The following represents a summary of the warrants outstanding at December 31, 2025, all of which are equity-classified:

Issue Date	Adjusted Exercise Price	Expiration Date	Number of Shares Underlying Warrants
December 17, 2021	$14.99	December 15, 2026	36,538
December 17, 2021	$13.99	December 17, 2026	281,047
February 16, 2021	$49.99	February 11, 2026	65,003
Total			382,588

Warrants to purchase 535,830 shares of common stock with a contingent cash redemption feature expired during the year ended December 31, 2025. These warrants included terms that could have given rise to an obligation of the Company to pay cash to its warrant holders following a change in control. Following the execution of the Merger Agreement on November 13, 2024, the Company concluded this contingent cash redemption feature was no longer within its control and accordingly reclassified these warrants from equity to liability, remeasuring the fair value of these warrants at approximately $67 thousand as of December 31, 2024, recording a corresponding loss in the Company’s consolidated statements of operations. Since the warrants expired during the year ended December 31, 2025, prior to a change in control occurring, the Company recorded a gain of $67 thousand in the Company’s consolidated statements of operations for the year ended December 31, 2025.

Warrants to purchase 65,003 shares of common stock, with a weighted-average exercise price of $49.99, expired subsequent to December 31, 2025, but before the date these consolidated financial statements were issued.

8. Stock-based Compensation

The Company sponsored the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan (the “Incentive Plan”), which expired on June 10, 2025. No new awards may be made under the Incentive Plan after its expiration date. Awards issued under the Incentive Plan prior to its expiration remain outstanding in accordance with their terms.

No stock options were granted during the years ended December 31, 2025, and 2024. The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2025	34,046	$30.55
Forfeited or expired	(188)	2,350.64
Outstanding — December 31, 2025	33,858	17.67	5.72	$-
Exercisable — December 31, 2025	30,961	18.95	5.60	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of December 31, 2025, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options granted under the Company’s Incentive Plan.

The following table presents total stock-based compensation expense for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Research and development	$-	$149
General and administrative	25	362
Total stock-based compensation expense	$25	$511

9. Commitments and Contingencies

Research and Development Activities

The Company has contracted with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of December 31, 2025, the Company had no material noncancellable commitments.

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

10. Leases

Following the closing of the MannKind Transaction in the third quarter of 2024, in which the Company assigned its former lease to MannKind, the Company has operated as a virtual company. The Company entered into a short-term agreement to maintain a corporate address at 945 Concord Street, Framingham, Massachusetts. No lease liability or right-of-use asset has been recorded for this short-term lease, and the short-term lease cost associated with this lease is immaterial.

Previous Headquarters

On May 28, 2024, as part of the MannKind Transaction (see further discussion in Note 5, Significant Agreements), the Company and the Landlord executed the Lease Assignment Agreement to assign the Lease Agreement to MannKind in July 2024. The Company accounted for the Lease Assignment Agreement as a lease modification that reduced the lease term to the assignment date in July 2024. Accordingly, during the year ended December 31, 2024, the Company remeasured its lease liability as of the modification date to reflect the decrease in fixed lease payments, with the amount of the remeasurement, $8.4 million, adjusted by a corresponding reduction to the right-of-use asset.

Following the closing of the MannKind Transaction, $1.4 million of restricted cash was released in August 2024, which had been held in a depository account at a financial institution to collateralize a conditional stand-by letter of credit related to the Lease Agreement.

The components of lease expense for the Company for the years ended December 31, 2025, and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Lease cost
Fixed lease cost	$-	$678
Variable lease cost	-	214
Total lease cost	$-	$892

Other information
Cash paid for amounts included in the measurement of lease liabilities	$-	$681
Weighted-average remaining lease term	-	-
Weighted-average discount rate	-	-

11. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2025 and 2024.

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the actual effective amount and rate for the year ended December 31, 2025:

	2025
	Amount	Percent
U.S federal statutory tax rate	$(1,084)	21.0%
Changes in valuation allowances	1,018	(19.7)%
Nontaxable or nondeductible items
Stock-based compensation	63	(1.2)%
Other	3	(0.1)%
Effective tax rate	$-	-%

The following table presents the required disclosure prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual effective income tax rate for the years ended December 31, 2024:

2024
Income tax computed at federal statutory tax rate	21.0%
State taxes, net of federal benefit	5.5%
Research and development credits	5.8%
Expiration of stock options	(7.7)%
Permanent differences	(2.4)%
Limitations on credits and net operating losses	(1.2)%
Change in valuation allowance	(21.0)%
Effective tax rate	-

The significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 were as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$19,311	$16,116
Capitalized research and experimental costs	5,708	7,836
Research and development credit carryforwards	1,945	1,945
Capitalized start-up expenses	117	135
Stock-based compensation	108	183
Other	660	309
Total deferred tax assets	27,849	26,524
Valuation allowance	(27,849)	(26,524)
Net deferred tax assets	$-	$-

Subject to the limitations described below, as of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $81.7 million available to reduce future taxable income, of which $3.8 million is subject to expiration between 2026 and 2037 and $77.9 million may be carried forward indefinitely. As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $33.9 million, which is subject to expiration between 2030 and 2045. The Company also had research and development credits of approximately $1.9 million as of December 31, 2025 to offset future federal and state income taxes, which is subject to expiration at various times through 2044.

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

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2025 and 2024. The valuation allowance increased by $1.3 million during the year ended December 31, 2025, primarily due to the increase in loss carryforwards by the Company.

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. OBBBA introduced significant changes to the U.S. federal corporate tax system, including retroactive relief for certain small business taxpayers, such as reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the provisions impacting the Company have been reflected in the financial statements for the year ended December 31, 2025, and did not have a material impact as the Company has a valuation allowance against its net deferred tax assets.

The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company files income tax returns in the United States for federal and state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in the United States. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is utilized. The Company’s returns remain subject to federal and state audits for the years 2022 through 2025. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has not recorded interest or penalties on any unrecognized tax benefits since its inception.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance — January 1, 2024	$505
Additions for current year tax positions	139
Balance — December 31, 2024	644
Additions for current year tax positions	-
Balance — December 31, 2025	$644

The Company’s total uncertain tax positions did not have any changes during the year ended December 31, 2025. None of the uncertain tax positions, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

12. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number common shares outstanding during the period, after taking into consideration any potentially dilutive effects from outstanding stock options or warrants.

Basic and diluted net loss per share were the same for the years ended December 31, 2025, and 2024, as the effect of potentially dilutive securities would have been anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	33,858	34,046
Warrants to purchase common stock	382,588	934,373
Total potentially dilutive securities excluded	416,446	968,419

13. Segment Reporting

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

14. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2025, through the date the consolidated financial statements were issued to ensure that the consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2025, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within the consolidated financial statements.

