Form 10-Q
period 2026-03-31
Pulmatrix, Inc.
filed 2026-05-15
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,324	$4,088
Restricted cash	700	-
Prepaid expenses and other current assets	465	41
Total current assets	4,489	4,129
Long-term restricted cash	7	10
Total assets	$4,496	$4,139
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$651	$272
Accrued expenses and other current liabilities	254	57
Total current liabilities	905	329
Total liabilities	905	329
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 1,100 shares designated as Series B Convertible Preferred Stock; no shares issued and outstanding at March 31, 2026, and December 31, 2025; 1,000 shares of Series B Convertible Preferred Stock issuable at March 31, 2026	950	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at March 31, 2026, and December 31, 2025	-	-
Additional paid-in capital	306,131	306,128
Accumulated deficit	(303,490)	(302,318)
Total stockholders’ equity	3,591	3,810
Total liabilities and stockholders’ equity	$4,496	$4,139

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$3	$19
General and administrative	1,289	1,828
Total operating expenses	1,292	1,847
Loss from operations	(1,292)	(1,847)
Other income (expense):
Interest income	12	53
Fair value adjustment of warrants	-	66
Other income (expense), net	108	(80)
Total other income (expense), net	120	39
Net loss	$(1,172)	$(1,808)
Net loss per share attributable to common stockholders – basic and diluted	$(0.32)	$(0.50)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,652,285

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2026	-	$-	3,652,285	$-	$306,128	$(302,318)	$3,810
Proceeds received, net of issuance costs, for Series B Convertible Preferred Stock prior to issuance	-	950	-	-	-	-	950
Stock-based compensation	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(1,172)	(1,172)
Balance — March 31, 2026	-	$950	3,652,285	$-	$306,131	$(303,490)	$3,591

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	-	$-	3,652,285	$-	$306,103	$(297,156)	$8,947
Stock-based compensation	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	(1,808)	(1,808)
Balance — March 31, 2025	-	$-	3,652,285	$-	$306,111	$(298,964)	$7,147

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,172)	$(1,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3	8
Fair value adjustment of warrants	-	(66)
Changes in operating assets and liabilities:
Accounts receivable	-	(16)
Prepaid expenses and other current assets	(424)	82
Other long-term assets	-	13
Accounts payable	379	(152)
Accrued expenses and other current liabilities	147	126
Net cash used in operating activities	(1,067)	(1,813)
Cash flows from financing activities:
Proceeds from sale of Series B Convertible Preferred Stock	1,000	-
Cash provided by financing activities	1,000	-
Net decrease in cash, cash equivalents and restricted cash	(67)	(1,813)
Cash, cash equivalents and restricted cash — beginning of period	4,098	9,531
Cash, cash equivalents and restricted cash — end of period	$4,031	$7,718

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,324	$7,708
Restricted cash	700	-
Long-term restricted cash	7	10
Total cash, cash equivalents and restricted cash	$4,031	$7,718

Supplemental disclosures of non-cash financing information:
Preferred stock issuance costs not yet paid	$50	$-

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

Agreement and Plan of Merger and Reorganization

On March 26, 2026, Pulmatrix and Eos SENOLYTIX, Inc., a Delaware corporation (“Eos”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, PUOS Merger Sub, Inc., a direct wholly owned subsidiary of Pulmatrix (“Merger Sub”), will merge with and into Eos, with Eos continuing as the surviving corporation and a wholly owned subsidiary of Pulmatrix (the “Merger”). In connection with the Merger, Eos and Pulmatrix entered into definitive agreements for concurrent private financings of $19 million in aggregate gross proceeds (collectively, the “Financings”), including a $1.0 million investment in Pulmatrix.

Under the Exchange Ratio formula set forth in the Merger Agreement, upon the closing of the Merger (the “Closing”), on a pro forma basis and based upon the number of shares of Pulmatrix common stock expected to be issued in the Merger, pre-Merger Eos stockholders, including investors participating in the Financings and holders of shares issued in payment of placement agent and advisory fees, will own approximately 94% of the combined company and Pulmatrix stockholders will own approximately 6% of the combined company on a fully-diluted basis (excluding any shares reserved for future grants under Pulmatrix’s equity incentive plans).

The consummation of the Merger is subject to approval by Pulmatrix stockholders and Eos stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the Securities and Exchange Commission in connection with the transaction and Nasdaq’s approval of the listing of the shares of Pulmatrix common stock to be issued in connection with the Merger. If the Merger is completed, the business of Eos will continue as the business of the combined company.

The Merger Agreement contains certain termination rights of each of Pulmatrix and Eos. At the Effective Time, the board of directors of Pulmatrix is expected to consist of six members, one of which will be a director designated by Pulmatrix, and the remainder of which will be designated by Eos.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company’s board of directors may decide to pursue a dissolution and liquidation.

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026 (the “Annual Report”).

The financial information as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2025, was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Liquidity and going concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company may seek other strategic alternatives or pursue a dissolution and liquidation.

The Company anticipates that its cash position is sufficient to fund its operations at least through the anticipated closing of the proposed Merger with Eos. However, the Company expects to incur significant costs in connection with the Merger and even if the Merger is ultimately not consummated, including legal and professional services costs related to filing registration statements with the SEC and obtaining shareholder approval.

As of March 31, 2026, the Company had $3.3 million in cash and cash equivalents, as well as $0.7 million in restricted cash that would become unrestricted following consummation of the Merger or upon any termination of the Merger Agreement in accordance with its terms. Management believes that, given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these financial statements are issued without the closing of the Merger.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the three months ended March 31, 2026, the Company did not make any changes to its significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2026, that had a material effect on its condensed consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 may have on its consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). The guidance in ASU 2026-01 clarifies how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. ASU 2026-01 will be effective for the Company’s annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. Entities may apply the amendments on either a prospective basis or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the impact that adoption of ASU 2026-01 may have on its consolidated financial statements.

As of March 31, 2026, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Insurance	$338	$3
Software and hosting costs	7	4
Other	120	34
Total prepaid expenses and other current assets	$465	$41

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Legal and patents	$230	$2
Wages and incentives	14	41
Other	10	14
Total accrued expenses and other current liabilities	$254	$57

5. Preferred Stock

The Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 500,000 shares, $0.0001 par value per share, issuable from time to time in one or more series.

The Company previously designated 6,746 shares as Series A Convertible Preferred Stock, none of which remain issued and outstanding as of March 31, 2026 or December 31, 2025.

During the three months ended March 31, 2026, the Company designated 1,100 shares of Series B Convertible Preferred Stock, par value of $0.0001 and stated value equal to $1,000 (the “Series B Convertible Preferred Stock”).

In connection with the entry into the Merger Agreement, Pulmatrix entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated as of March 26, 2026, with an affiliate of Eos (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer in a private placement an aggregate of 1,000 shares of Series B Convertible Preferred Stock for aggregate gross proceeds of $1.0 million, which the Company received during the three months ended March 31, 2026. The Company delivered the shares of Series B Convertible Preferred Stock to the Buyer on April 16, 2026.

The following paragraph summarizes the terms of the Series B Convertible Preferred Stock.

Conversion Price: The Series B Convertible Preferred Stock is convertible into the shares of Pulmatrix common stock at an initial conversion price of $2.20 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions). Each conversion of Series B Convertible Preferred Stock is subject to certain beneficial ownership limitations.

Optional conversion: Each share of Series B Convertible Preferred Stock is convertible at any time after the date that is 90 days following the initial date of issuance (the “Original Issuance Date”) at the election of the holder.

Automatic conversion: Effective as of 5:00 p.m. Eastern time on the fifth business day after the date that is the earlier of (i) the one-year anniversary from the Original Issuance Date (ii) the closing date of the Merger, each share of Series B Convertible Preferred Stock then outstanding shall automatically convert into shares of common stock.

Cumulative dividends: Holders of Series B Convertible Preferred Stock are entitled to receive cumulative dividends at eight percent (8.0%) per annum, payable on each conversion date (with respect only to Series B Convertible Preferred Stock being converted) in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the Conversion Price then in effect. The dividends accrue daily commencing on the issuance date, April 16, 2026.

Voting rights: Holders of Series B Convertible Preferred Stock are entitled to vote upon, in the same manner and with the same effect as the holders of the Company’s common stock, voting together with the holders of the Company’s common stock as a single class. Each share of Series B Convertible Preferred Stock entitle the holder thereof to cast that number of votes per share of Series B Convertible Preferred Stock as is equal to the stated value of the Series B Convertible Preferred Stock, divided by the Conversion Price, and subject to adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions.

In connection with the Purchase Agreement, the Company and the Buyer entered into a voting agreement, pursuant to which the Buyer has agreed to vote in favor of matters as related to the proposed Merger at any annual or special meeting and other matters the Company’s board of directors of has recommended the stockholders to vote in favor of.

The Company evaluated the classification of the Series B Convertible Preferred Stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. Although the preferred shares were not yet delivered to the Buyer as of March 31, 2026, the Company concluded that a firm commitment existed as of that date, and therefore the Series B Convertible Preferred Stock is reported on the balance sheet as of March 31, 2026, net of $50 thousand of issuance costs incurred in connection with the Purchase Agreement.

Pursuant to the Purchase Agreement, prior to the date of the consummation of the Merger, the Company shall be permitted to use up to $250 thousand of the net proceeds for working capital and other general corporate purposes and shall not use the remainder of the net proceeds, subject to certain exceptions. From and after the date of the consummation of the Merger, or upon any termination of the Merger Agreement in accordance with its terms, these restrictions no longer apply. Accordingly, the Company reported $700 thousand of the net proceeds as restricted cash on the accompanying balance sheet as of March 31, 2026.

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

During the three months ended March 31, 2026, and 2025, no shares of the Company’s common stock were sold under the Sales Agreement.

7. Warrants

There were no warrants issued or exercised during the three months ended March 31, 2026. During the three months ended March 31, 2026, warrants to purchase up to 65,003 shares of common stock at a weighted-average exercise price of $49.99 per share expired. The following represents a summary of the warrants outstanding and exercisable at March 31, 2026, all of which are equity-classified:

Issue Date	Adjusted Exercise Price	Expiration Date	Number of Shares Underlying Warrants
December 17, 2021	$14.99	December 15, 2026	36,538
December 17, 2021	$13.99	December 17, 2026	281,047
Total			317,585

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

No stock options were granted or exercised during the three months ended March 31, 2026. The following table summarizes stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2026	33,858	$17.67
Forfeited, cancelled and expired	(1,569)	$48.53
Outstanding — March 31, 2026	32,289	$16.17	5.54	$-
Exercisable — March 31, 2026	30,136	$17.04	5.45	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of March 31, 2026, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options granted under the Incentive Plan. During the three months ended March 31, 2026, and 2025, the Company recognized $3 thousand and $8 thousand of stock-based compensation expense, all of which was classified within general and administrative expense.

9. Commitments and Contingencies

Research and Development Activities

The Company has contracted with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of March 31, 2026, the Company had no material noncancellable commitments.

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

10. Income Taxes

The Company had no income tax expense for the three months ended March 31, 2026, and 2025 due to operating losses incurred since inception.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of March 31, 2026, and December 31, 2025.

The Company applies FASB Accounting Standards Codification 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company has no material uncertain tax positions as of March 31, 2026, and December 31, 2025.

11. Net Loss Per Share

Basic and diluted net loss per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common and participating securities, which include the Series B Convertible Preferred Stock and certain warrants. Undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the participating securities.

Basic loss per share is then calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number common shares outstanding during the period, after taking into consideration any potentially dilutive effects from outstanding convertible instruments, stock options or warrants.

Basic and diluted net loss per share were the same for the three months ended March 31, 2026, and 2025, as the effect of potentially dilutive securities would have been anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact. The Series B Convertible Preferred Stock is not included as potentially dilutive securities because they were not yet outstanding as of March 31, 2026.

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	32,289	34,046
Warrants to purchase common stock	317,585	934,373
Total potentially dilutive securities excluded	349,874	968,419

12. Segment Reporting

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

The Company’s significant segment expenses and other segment items and net loss are each presented separately on the Company’s consolidated statements of operations.

13. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2026, through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2026, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has determined that no events requiring recognition or disclosure exist other than those already disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026 (the “Annual Report”). Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the risk that the conditions to closing of the potential Merger with Eos (each as defined herein) are not satisfied, including failure to obtain stockholder approval for the transactions;

●	our ability to continue as a going concern;

●	the risk that we are unable to meet expectations regarding the timing and completion of the Merger;

●	uncertainties as to the timing and costs of the consummation of the transactions contemplated by the Merger Agreement (as defined herein);

●	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

●	the outcome of any legal proceedings that may be instituted against us, Eos, or any of each company’s respective directors or officers related to the Merger Agreement or the transactions contemplated thereby;

●	should we resume development of our product candidates, our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue or complete our business objectives;

●	should we resume development of our product candidates, our inability to carry out research, development and commercialization plans;

●	should we resume development of our product candidates, our inability to manufacture our product candidates on a commercial scale on our own or in collaborations with third parties;

●	should we resume development of our product candidates, our inability to complete preclinical testing and clinical trials as anticipated;

●	should we resume development of our product candidates, our collaborators’ inability to successfully carry out their contractual duties;

●	should we resume development of our product candidates, termination of certain license agreements;

●	should we resume development of our product candidates, our ability to adequately protect and enforce rights to intellectual property, or defend against claims of infringement by others;

●	should we resume development of our product candidates, difficulties in obtaining financing on commercially reasonable terms, or at all;

●	should we resume development of our product candidates, intense competition in our industry, with competitors having substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution, personnel and resources than we do;

●	should we resume development of our product candidates, entry of new competitors and products and potential technological obsolescence of our products;

●	adverse market and economic conditions;

●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market (“Nasdaq”);

●	loss of one or more key executives; and

●	should we resume development of our product candidates, difficulties in securing regulatory approval to market our product candidates.

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

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on March 26, 2026, we and Eos SENOLYTIX, Inc., a Delaware corporation (“Eos”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, PUOS Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), will merge with and into Eos, with Eos continuing as the surviving corporation and our wholly owned subsidiary (the “Merger”).

The consummation of the Merger is subject to approval by our stockholders and Eos stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the Securities and Exchange Commission (“SEC”) in connection with the transaction and Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger. If the Merger is completed, the business of Eos will continue as the business of the combined company.

Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger and any asset development or sale, will result in us pursuing such a transaction, or that any transactions, if pursued, will be completed on terms favorable to us and our stockholders in the existing Pulmatrix entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, and if the Merger is not consummated, the Pulmatrix board of directors may decide to pursue a dissolution and liquidation of the Company.

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

We are continuing to explore opportunities to monetize these clinical assets and have paused the development of these product candidates. Continued development of these candidates, if that were to occur, would be contingent on securing additional funding and would require significant expenditures to advance. Thereafter, if development of such product candidates were to be continued and successfully advanced (of which there can be no assurance), it would be necessary to seek and obtain marketing approval to commercialize such product candidates, which could be expected to require the expenditure of significant additional resources and expenses related to regulatory, product sales, medical affairs, marketing, manufacturing and distribution.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of March 31, 2026, our patent portfolio related to iSPERSE™ included approximately 146 granted patents, 18 of which are granted US patents, with expiration dates from 2026 to 2043, and approximately 48 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 285 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 8 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Hong Kong and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

●	Seek partnerships and license agreements to support the product development and commercialization of our product candidates.

In order to advance our clinical programs, we may be dependent on seeking partners or licensees in areas of pharmaceutical and clinical development.

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

Our interactions with the FDA have indicated that, as part of Phase 2 and Phase 3 studies, long-term safety should be assessed in a minimum of one hundred patients for six months of dosing and fifty patients for twelve months of dosing. The FDA also confirmed that it will be necessary to perform a safety study administering PUR3100 to otherwise healthy patients with asthma before a new drug application is submitted.

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

The completed Phase 1 study demonstrated optimal pharmacokinetics and improved tolerability of PUR3100 compared to IV DHE. All doses of PUR3100 were generally well tolerated with a lower incidence of nausea (21% vs. 86%), vomiting (0% vs. 29%), and headache (16% vs. 57%) compared to IV DHE. The pharmacokinetic (“PK”) profile of PUR3100 versus IV DHE was characterized by a similar mean time to Cmax (5 vs. 5.5 min), with reduced AUC0–2h (1120–4320 vs. 6340 ng*h/mL), and a lower Cmax (3620–14,400 vs. 45,000 ng/mL). All doses of PUR3100 were associated with mean Cmax above the minimum level required to achieve efficacy (1000 pg/mL).

PUR1800

PUR1800 is still an investigational drug candidate and not authorized for commercialization, but we are currently exploring other opportunities to monetize PUR1800. All clinical development is currently on hold while we work to license or monetize this asset.

PUR1800 is a Narrow Spectrum Kinase Inhibitor, engineered with our iSPERSE™ technology, with a target indication for the treatment of acute exacerbations in chronic obstructive pulmonary disease. PUR1800 targets p38 MAP kinases (p38MAPK), Src kinases, and Syk kinases. These kinases play a critical role in chronic inflammation and airway remodeling.

We completed a Phase 1b safety, tolerability, and pharmacokinetics of PUR1800 in patients with stable moderate-severe COPD. Topline data were delivered in the first quarter of 2022 and presented at the American Academy of Allergy, Asthma and Immunology conference in the first quarter of 2023.

The clinical study, performed at the Medicines Evaluation Unit in Manchester, UK, was a randomized, three-way crossover double-blind study with 14 days of daily dosing, which included placebo and one of two doses of PUR1800, and included a 28-day follow-up period after each treatment period. A total of 18 adults with stable COPD were enrolled. Safety and tolerability, as well as systemic pharmacokinetics were evaluated.

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

Toxicology studies in rats and dogs, with durations of six and nine months respectively, are complete. The data from both studies demonstrated that PUR1800 is safe and well tolerated with chronic dosing, with little to no progression of findings from 28-day studies. We believe that this indicates potential for chronic dosing of PUR1800, enabling us to explore PUR1800 therapy for chronic respiratory diseases such as steroid resistant asthma, COPD, or idiopathic pulmonary fibrosis. While the program is currently focused on treatment of acute exacerbation of COPD, these positive toxicology study results could expand potential indications and value of the program.

Additionally, in 2024, Pulmatrix published an abstract regarding potential for treatment of IPF titled “Ex vivo evaluation of the potential for Narrow Spectrum Kinase inhibitors as a treatment for Idiopathic Pulmonary Fibrosis”.

PUR1900

PUR1900 is still an investigational drug candidate and not authorized for commercialization, but we are currently exploring other opportunities to monetize PUR1900 within the United States.

PUR1900 is our iSPERSE™ inhaled formulation of itraconazole, an antifungal drug commercially available as an oral drug. We developed PUR1900 for the prevention and potential treatment of fungal infections and allergic/hypersensitivity reactions to fungus in patients with severe lung disease, including those with asthma and cystic fibrosis.

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

Our partner Cipla has continued clinical development outside the United States and India’s Central Drug Standard Control Organization has accepted Cipla’s Phase 2 clinical trial results for inhaled itraconazole dry powder formulation and approved the company’s proposal to proceed with Phase 3 trials using a 40mg dose of PUR1900, which Cipla expects to commence in 2026.

Cipla published the results of their Phase 2 trial in the European Respiratory Journal. This was a randomized, double-blind, placebo-controlled trial including subjects with ABPA-complicating asthma. Participants received PUR1900 (20 or 40 mg) or placebo (2:2:1) once daily for 16 weeks. Efficacy endpoints included FEV1, asthma control (ACQ-7), serum total IgE, and quality of life (AQLQ).

Regarding results, forty-three subjects (mean age 40.2 years) received PUR1900 20 mg (n=18), 40 mg (n=16), or placebo (n=9). Baseline pre-dose FEV1% was 63.5±10.2 predicted; serum total IgE was 4469±55 kU/L. At week 16, PUR1900 40 mg significantly improved FEV1, reduced IgE, and achieved clinically meaningful improvement in ACQ-7. AQLQ improvement was not statistically significant. The frequency and severity of AEs were comparable across groups.

The abstract concluded that PUR1900 (40 mg) significantly improved lung function, asthma control, and IgE levels in adults with ABPA, with a favorable safety profile.

Should Cipla successfully market PUR1900 outside the United States, Pulmatrix will receive 2% royalties on any potential future net sales by Cipla outside the United States. Within the United States, we and Cipla will seek to monetize PUR1900 for indications where an orally inhaled antifungal may provide a therapeutic benefit or fulfill an unmet medical need.

Financial Overview

Research and Development Expenses

We expense research and development costs to operations as incurred. Research and development activities have been central to our business model. We have utilized a combination of internal and external efforts to advance product development from early-stage work to clinical trial manufacturing and clinical trial support. External efforts have included work with consultants and substantial work at contract research and manufacturing organizations. We have historically supported an internal research and development team and facility for our pipeline and other potential development programs, however following the closing of the transaction with MannKind Corporation (“MannKind” and such transactions, the “MannKind Transaction”) in the year ended December 31, 2024, the majority of our research and development employees were terminated, then hired by MannKind and our facility lease was assigned to MannKind. Going forward, we expect to utilize external resources for further development. Additionally, a Master Services Agreement between the Company and MannKind calls for MannKind to provide certain development services to the Company, including but not limited to, activities to develop dry powder formulations using iSPERSE™. Therefore, this agreement gives us access to our former development team.

To continue development of existing programs or opportunities identified for iSPERSE™ in any new indications, we will need to secure additional funding and anticipate additional development costs would be incurred. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of our future clinical trials and development of our product candidates will depend on a variety of factors, including the selected development path and uncertainties associated with clinical and preclinical studies, clinical trial enrollment rates and changing government regulations. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

As noted in the Annual Report, we have no critical accounting estimates that currently involve a significant level of uncertainty at the time the estimate was made, nor estimates for which changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$3	$19	$(16)
General and administrative	1,289	1,828	(539)
Total operating expenses	1,292	1,847	(555)
Loss from operations	(1,292)	(1,847)	555
Other income (expense):
Interest income	12	53	(41)
Fair value adjustment of warrants	-	66	(66)
Other income (expense), net	108	(80)	188
Net loss	$(1,172)	$(1,808)	$636

Research and development expenses — Research and development expenses were less than $0.1 million for both the three months ended March 31, 2026, and 2025. All clinical development is currently on hold while we work to license or monetize our clinical assets.

General and administrative expenses — General and administrative expenses were $1.3 million for the three months ended March 31, 2026, as compared to $1.8 million for the three months ended March 31, 2025, a decrease of approximately $0.5 million. The decrease was primarily due to higher costs incurred in the three months ended March 31, 2025, related to the preparation and filing of a registration statement and amendments thereto on Form S-4 with the SEC.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2026, we incurred an accumulated deficit of $303.5 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of March 31, 2026, was $3.3 million plus $0.7 million in restricted cash.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, we may seek other strategic alternatives or pursue a dissolution and liquidation.

As of March 31, 2026, we had $3.3 million in cash and cash equivalents, as well as $0.7 million in restricted cash that would become unrestricted following consummation of the Merger or upon any termination of the Merger Agreement in accordance with its terms. We expect to incur significant costs in connection with the Merger and even if the Merger is ultimately not consummated, including legal and professional services costs related to filing registration statements with the SEC and obtaining shareholder approval.

We anticipate that our cash position is sufficient to fund our operations at least through the anticipated closing of the proposed Merger with Eos. However, management believes that without the closing of the Merger, given our current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about our ability to continue as a going concern after the date that is one year from the date that these financial statements are issued.

In order to continue development of our programs, we would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to us on acceptable terms, or at all. Contingent on securing additional funding and continuing development of our program candidates, we anticipate that we would continue to incur losses over the next several years due to development costs associated with our iSPERSE™ pipeline programs.

Cash Flows

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,067)	$(1,813)
Net cash provided by financing activities	1,000	-
Net decrease in cash, cash equivalents, and restricted cash	$(67)	$(1,813)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026, was $1.1 million, which was primarily the result of $1.2 million of net loss, partially offset by $0.1 million of cash flows associated with changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2025, was $1.8 million, which was primarily the result of $1.8 million of net loss and $0.1 million in net non-cash adjustments, partially offset by $0.1 million of cash outflows associated with changes in operating assets and liabilities.

Net cash used in investing activities

No net cash was used in investing activities for the three months ended March 31, 2026.

Net cash provided by financing activities

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2026, resulting from the sale of Series B Convertible Preferred Stock during the period. Issuance costs attributable to this sale have not yet been paid.

Financings

2026 Series B Convertible Preferred Stock Private Placement

In connection with the entry into the Merger Agreement, we entered into a Securities Purchase Agreement, dated as of March 26, 2026, with an affiliate of Eos (the “Buyer”), pursuant to which we agreed to issue and sell to the Buyer in a private placement an aggregate of 1,000 shares of Series B Convertible Preferred Stock for aggregate gross proceeds of $1.0 million, which we received during the three months ended March 31, 2026. The Company delivered the shares of Series B Convertible Preferred Stock to the Buyer on April 16, 2026.

At The Market Offering Agreement

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

During the three months ended March 31, 2026, and 2025, no shares of our common stock were sold under the Sales Agreement.

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties including, should it resume development of its product candidates, risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Should the Company resume development of its product candidates, significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization, would be required. These efforts would require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, should the Company resume development of its product candidates, it is uncertain when, if ever, the Company would realize revenue from product sales. Ongoing conflicts, such as in Venezuela, between Russia and Ukraine and in the Middle East may adversely affect the economy and political conditions in the United States may be adversely affected, and in turn, affect our business and financial condition. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the risk factors below other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to our Financial Condition

We have a history of recurring losses and our unaudited condensed consolidated financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, our cash and cash equivalents balance was approximately $3.3 million, with an additional $0.7 million in restricted cash.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company may seek other strategic alternatives or pursue a dissolution and liquidation.

We anticipate that our cash position is sufficient to fund our operations at least through the anticipated closing of the proposed Merger with Eos. However, management believes that without the closing of the Merger, given our current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about our ability to continue as a going concern after the date that is one year from the date that these financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

We will need to raise additional capital to finance our losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. There are no assurances that we would be able to raise additional capital on terms favorable to it. If we are unsuccessful in commercializing our products and raising capital, we will need to reduce activities, curtail, or cease operations. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

General Risk Factors

Global economic and political instability and conflicts, such as the conflicts in Venezuela, between Russia and Ukraine or in the Middle East, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflicts in Venezuela, between Russia and Ukraine or in the Middle East. While we do not have any customer or direct supplier relationships in impacted areas at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our business and/or our supply chain, business partners, employees or customers, and interrupt our ability to supply products, or otherwise adversely impact our business.

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

PULMATRIX, INC.

Date: May 15, 2026	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1***	Agreement and Plan of Merger and Reorganization, dated as of March 26, 2026, by and among Pulmatrix, Inc., PUOS Merger Sub, Inc., and Eos SENOLYTIX, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2026).

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed on March 26, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2026).

10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2026).

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2026).

10.3	Form of Securities Purchase Agreement, dated as of March 26, 2026, by and between the Company and the investor named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2026).

10.4	Form of Voting Agreement, dated as of March 26, 2026, by and between the Company and the holder named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2026).

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

