Form 10-K/A
period 2025-12-31
Pulmatrix, Inc.
filed 2026-06-16
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 15, 2026, the registrant had 3,652,285 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of Pulmatrix, Inc. (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Original Filing”), is being filed solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm included in Part II, Item 8 of the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including the entire text of Part II, Item 8 of the Original Filing in this Amendment No. 1. However, there have been no changes to the text of such Part II, Item 8, other than the change stated in the first sentence of this paragraph.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1, respectively. As this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 4 and 5 of the certifications pursuant to Section 302 have been omitted. Other than Exhibits 31.1 and 32.1, there have been no other changes to the exhibits filed with the Original Filing.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

PULMATRIX, INC.

i

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is included at the end of this Amendment No. 1 beginning on page F-1.

1

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

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	At the Market Offering Agreement, dated May 26, 2021, by and between Pulmatrix, Inc. and H.C. Wainwright & Co., LLC		Form S-3 (Exhibit 1.2)	05/26/21	333-256502

2.1	Agreement and Plan of Merger and Reorganization, dated as of November 13, 2024, by and among Pulmatrix, Inc., PCL Merger Sub, Inc., PCL Merger Sub II, LLC and Cullgen Inc.		Form 8-K (Exhibit 2.1)	11/13/24	001-36199

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of April 7, 2025, by and among Pulmatrix, Inc., PCL Merger Sub, Inc., PCL Merger Sub II, LLC and Cullgen Inc.		Form 8-K (Exhibit 2.1)	04/10/25	001-36199

3.1	Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.1)	08/14/15	001-36199

3.2	Restated Bylaws of Pulmatrix, Inc., as amended through June 15, 2015		Form 10-Q (Exhibit 3.2)	08/14/15	001-36199

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of June 5, 2018		Form 8-K (Exhibit 3.1)	06/07/18	001-36199

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K/A (Exhibit 3.1)	12/17/21	001-36199

3.5	Certificate of Correction to the Certificate of Designation, filed December 16, 2021		Form 8-K/A (Exhibit 3.2)	12/17/21	001-36199

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 5, 2019		Form 8-K (Exhibit 3.1)	02/06/19	001-36199

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Pulmatrix, Inc., dated as of February 28, 2022		Form 10-K (Exhibit 3.7)	03/29/22	001-36199

3.8	Amendment to the Restated Bylaws of Pulmatrix Inc., dated as of April 28, 2022	Form 8-K (Exhibit 3.1)	04/29/22	001-36199

3.9	Amendment No. 2 to the Restated Bylaws of Pulmatrix, Inc., dated as of February 11, 2025	Form 8-K (Exhibit 3.1)	02/14/25	001-36199

4.1	Form of Specimen Stock Certificate	Form 8-K (Exhibit 4.1)	06/16/15	001-36199

4.2	Form of Warrant Dated July 9, 2020	Form 8-K (Exhibit 4.1)	07/09/20	001-36199

4.3	Form of Common Stock Purchase Warrant, dated December 17, 2021	Form 8-K (Exhibit 4.1)	12/15/21	001-36199

4.4	Form of Placement Agent Warrant dated December 17, 2021	Form 8-K (Exhibit 4.2)	12/15/21	001-36199

4.5	Description of Securities	Form 10-K (Exhibit 4.21)	03/29/22	001-36199

4.6	Form of Placement Agent Warrant dated February 16, 2021	Form 8-K (Exhibit 4.1)	02/16/21	001-36199

10.1*	Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan	Form 8-K (Exhibit 10.6)	06/16/15	001-36199

10.2*	Pulmatrix, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan	Form S-8 (Exhibit 99.2)	07/20/15	333-205752

10.3*	Pulmatrix Inc. 2003 Employee, Director and Consultant Stock Plan	Form S-8 (Exhibit 99.3)	07/20/15	333-205752

10.4	License, Development and Commercialization Agreement, dated June 9, 2017, by and between Pulmatrix, Inc. and Respivert Ltd.	Form 10-Q (Exhibit 10.1)	08/04/17	001-36199

10.5	First Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of June 5, 2018	Form 8-K (Exhibit 10.1)	06/07/18	001-36199

10.6*	Amended and Restated Employment Agreement, dated June 28, 2019, by and between the Company and Teofilo Raad	Form 10-K/A (Exhibit 10.1)	06/28/19	001-36199

10.7	Development and Commercialization Agreement, dated as of April 15, 2019, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 10-Q (Exhibit 10.4)	08/05/19	001-36199

10.8*	Second Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated March 11, 2019	Form S-8 (Exhibit 99.3)	06/04/19	333-231935

10.9*	Third Amendment to the Pulmatrix, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan, dated as of September 6, 2019	Form 8-K (Exhibit 10.1)	09/09/19	001-36199

10.10**	License, Development and Commercialization Agreement, by and between Pulmatrix, Inc. and Johnson & Johnson Enterprise Innovation, Inc., dated as of December 26, 2019	Form 10-K (Exhibit 10.13)	03/26/20	001-36199

10.11	Securities Purchase Agreement	Form 8-K (Exhibit 10.1)	04/16/20	001-36199

10.12	Form of Letter Agreement	Form 8-K (Exhibit 10.1)	07/09/20	001-36199

10.13	Form of Securities Purchase Agreement dated December 15, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	12/15/21	001-36199

10.14**	Second Amendment to Development and Commercialization Agreement, dated as of November 8, 2021, by and between Cipla Technologies, LLC and Pulmatrix, Inc.	Form 8-K (Exhibit 10.1)	11/09/21	001-36199

10.15	Form of Securities Purchase Agreement dated February 11, 2021, by and between Pulmatrix, Inc. and the purchaser parties thereto	Form 8-K (Exhibit 10.1)	02/16/21	001-36199

10.16*	Consulting Agreement, dated November 30, 2021, by and between Pulmatrix, Inc. and Danforth Advisors, LLC	Form 8-K (Exhibit 10.1)	04/14/22	001-36199

10.17***	Third Amendment to the Development and Commercialization Agreement, dated as of January 6, 2024, by and among Pulmatrix, Inc., Pulmatrix Operating Company, Inc., and Cipla Technologies LLC.	Form 8-K (Exhibit 10.1)	01/08/24	001-36199

10.18*	Letter Agreement, dated January 6, 2024, by and between Teofilo Raad and the Company	Form 8-K (Exhibit 10.2)	01/08/24	001-36199

10.19	Bill of Sale and Assignment Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.4)	08/13/24	001-36199

10.20	Intellectual Property Cross License Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation	Form 10-Q (Exhibit 10.5)	08/13/24	001-36199

10.21	Master Services Agreement, dated as of May 28, 2024, by and between Pulmatrix, Inc. and MannKind Corporation		Form 10-Q (Exhibit 10.6)	08/13/24	001-36199

10.22*	General Release and Severance Agreement, dated as of July 19, 2024, by and between Pulmatrix, Inc. and Teofilo Raad		Form 8-K (Exhibit 10.1)	07/19/24	001-36199

10.23*	Amendment No. 3 to Consulting Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Danforth Advisors, LLC		Form 8-K (Exhibit 10.2)	07/19/24	001-36199

10.24*	Letter Agreement, dated as of July 15, 2024, by and between Pulmatrix, Inc. and Peter Ludlum		Form 8-K (Exhibit 10.3)	07/19/24	001-36199

10.25	Form of Cullgen Support Agreement		Form 8-K (Exhibit 10.1)	11/13/24	001-36199

10.26	Form of Lock-Up Agreement		Form 8-K (Exhibit 10.2)	11/13/24	001-36199

10.27***	Form of Registration Rights Agreement		Form 8-K (Exhibit 10.3)	11/13/24	001-36199

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated April 8, 2025		Form 8-K (Exhibit 16.1)	04/08/25	001-36199

19.1***	Insider Trading Policy of Pulmatrix, Inc.		Form 10-K (Exhibit 19.1)	02/26/26	001-36199

21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	03/21/25	001-36199

23.1	Consent of CBIZ CPAs P.C., independent registered public accounting firm, to the Form 10-K		Form 10-K (Exhibit 23.1)	02/26/26	001-36199

23.2	Consent of Marcum LLP, independent registered public accounting firm, to the Form 10-K		Form 10-K (Exhibit 23.2)	02/26/26	001-36199

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X (furnished herewith)

97.1	Compensation Recovery Policy		Form 10-K (Exhibit 97.01)	03/28/24	001-36199

101. INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These exhibits are management contracts or compensatory plans or arrangements.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.
***	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

PULMATRIX, INC.

Date: June 16, 2026	By:	/s/ Peter Ludlum
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

February 26, 2026

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

New York, NY

March 21, 2025

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,088	$9,521
Prepaid expenses and other current assets	41	399
Total current assets	4,129	9,920
Long-term restricted cash	10	10
Other long-term assets	-	13
Total assets	$4,139	$9,943
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$272	$809
Accrued expenses and other current liabilities	57	120
Total current liabilities	329	929
Warrant liability	-	67
Total liabilities	329	996
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 500,000 shares authorized; 6,746 shares designated Series A convertible preferred stock; no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value - 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at December 31, 2025 and 2024	-	-
Additional paid-in capital	306,128	306,103
Accumulated deficit	(302,318)	(297,156)
Total stockholders’ equity	3,810	8,947
Total liabilities and stockholders’ equity	$4,139	$9,943

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues	$-	$7,806

Operating expenses:
Research and development	38	7,166
General and administrative	5,131	7,785
Loss on MannKind Transaction	-	2,618
Total operating expenses	5,169	17,569
Loss from operations	(5,169)	(9,763)
Other income (expense):
Interest income	144	467
Fair value adjustment of warrants	67	(67)
Other expense, net	(204)	(196)
Total other income (expense), net	7	204
Net loss	$(5,162)	$(9,559)
Net loss per share attributable to common stockholders - basic and diluted	$(1.41)	$(2.62)
Weighted average common shares outstanding - basic and diluted	3,652,285	3,652,285

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2024	-	$-	3,652,285	$-	$305,592	$(287,597)	$17,995
Stock-based compensation	-	-	-	-	511	-	511
Net loss	-	-	-	-	-	(9,559)	(9,559)
Balance - December 31, 2024	-	$-	3,652,285	$-	$306,103	$(297,156)	$8,947
Stock-based compensation	-	-	-	-	25	-	25
Net loss	-	-	-	-	-	(5,162)	(5,162)
Balance - December 31, 2025	-	$-	3,652,285	$-	$306,128	$(302,318)	$3,810

The accompanying footnotes are an integral part of these consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,162)	$(9,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	106
Amortization of operating lease right-of-use asset	-	329
Stock-based compensation	25	511
Loss on disposals	-	2,618
Fair value adjustment of warrants	(67)	67
Changes in operating assets and liabilities:
Accounts receivable	-	928
Prepaid expenses and other current assets	358	343
Other long-term assets	13	163
Accounts payable	(537)	(1,106)
Accrued expenses and other current liabilities	(63)	(438)
Operating lease liability	-	(333)
Deferred revenue	-	(4,345)
Net cash used in operating activities	(5,433)	(10,716)
Cash flows from investing activities:
Purchases of property and equipment	-	(398)
Net cash used in investing activities	-	(398)
Net decrease in cash, cash equivalents and restricted cash	(5,433)	(11,114)
Cash, cash equivalents and restricted cash - beginning of period	9,531	20,645
Cash, cash equivalents and restricted cash - end of period	$4,098	$9,531

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,088	$9,521
Long-term restricted cash	10	10
Total cash, cash equivalents and restricted cash	$4,098	$9,531

Supplemental disclosures of non-cash investing and financing information:
Reduction of operating lease right-of-use asset and lease liability upon lease modification	$-	$8,423

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Valuations based on quoted prices for similar assets or liabilities in markets that are not active, or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 may have on its consolidated financial statements.

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

The Company initially determined the total transaction price to be $22.0 million - comprised of $12.0 million for research and development services for the Product and $10.0 million for the irrevocable license to the Assigned Assets. Any consideration related to the Co-Development Phase was not initially included in the transaction price as such amounts were subject to the variable consideration constraint. Additionally, the Company has fully constrained any transaction price that might be realized upon commercialization.

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

No stock options were granted during the years ended December 31, 2025, and 2024. The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2025	34,046	$30.55
Forfeited or expired	(188)	2,350.64
Outstanding - December 31, 2025	33,858	17.67	5.72	$-
Exercisable - December 31, 2025	30,961	18.95	5.60	$-

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

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance - January 1, 2024	$505
Additions for current year tax positions	139
Balance - December 31, 2024	644
Additions for current year tax positions	-
Balance - December 31, 2025	$644

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

