Form 10-Q
period 2026-06-30
Pulmatrix, Inc.
filed 2026-08-13
CIK 1574235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, the registrant had 3,652,285 shares of common stock outstanding.

PULMATRIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PULMATRIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,168	$4,088
Restricted cash	700	-
Prepaid expenses and other current assets	371	41
Total current assets	3,239	4,129
Long-term restricted cash	7	10
Total assets	$3,246	$4,139
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$529	$272
Accrued expenses and other current liabilities	160	57
Total current liabilities	689	329
Total liabilities	689	329
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value — 500,000 shares authorized; 6,746 shares designated Series A Convertible Preferred Stock: no shares issued and outstanding at June 30, 2026 and December 31, 2025;1,100 shares designated Series B Convertible Preferred Stock: 1,000 shares issued and outstanding at June 30, 2026, and no shares issued and outstanding at December 31, 2025	966	-
Common stock, $0.0001 par value — 200,000,000 shares authorized; 3,652,285 shares issued and outstanding at June 30, 2026, and December 31, 2025	-	-
Additional paid-in capital	306,117	306,128
Accumulated deficit	(304,526)	(302,318)
Total stockholders’ equity	2,557	3,810
Total liabilities and stockholders’ equity	$3,246	$4,139

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2	$14	$5	$33
General and administrative	1,044	1,534	2,333	3,362
Total operating expenses	1,046	1,548	2,338	3,395
Loss from operations	(1,046)	(1,548)	(2,338)	(3,395)
Other income (expense):
Interest income	10	41	22	94
Fair value adjustment of warrants	-	1	-	67
Other income (expense), net	-	(43)	108	(123)
Total other income (expense), net	10	(1)	130	38
Net loss	$(1,036)	$(1,549)	$(2,208)	$(3,357)
Dividends accrued on Series B Convertible Preferred Stock	(16)	-	(16)	-
Net loss attributable to common stockholders	(1,052)	(1,549)	(2,224)	(3,357)
Net loss per share attributable to common stockholders – basic and diluted	$(0.29)	$(0.42)	$(0.61)	$(0.92)
Weighted average common shares outstanding – basic and diluted	3,652,285	3,652,285	3,652,285	3,652,285

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2026	-	$-	3,652,285	$-	$306,128	$(302,318)	$3,810
Proceeds received, net of issuance costs, for Series B Convertible Preferred Stock prior to issuance	-	950	-	-	-	-	950
Stock-based compensation	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(1,172)	(1,172)
Balance — March 31, 2026	-	$950	3,652,285	$-	$306,131	$(303,490)	$3,591
Share issuance of Series B Convertible Preferred Stock	1,000	-	-	-	-	-	-
Accrued dividend	-	16	-	-	(16)	-	-
Stock-based compensation	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(1,036)	(1,036)
Balance — June 30, 2026	1,000	$966	3,652,285	$-	$306,117	$(304,526)	$2,557

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2025	-	$-	3,652,285	$-	$306,103	$(297,156)	$8,947
Stock-based compensation	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	(1,808)	(1,808)
Balance — March 31, 2025	-	$-	3,652,285	$-	$306,111	$(298,964)	$7,147
Stock-based compensation	-	-	-	-	6	-	6
Net loss	-	-	-	-	-	(1,549)	(1,549)
Balance — June 30, 2025	-	$-	3,652,285	$-	$306,117	$(300,513)	$5,604

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,208)	$(3,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5	14
Fair value adjustment of warrants	-	(67)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(330)	82
Other long-term assets	-	13
Accounts payable	257	(425)
Accrued expenses and other current liabilities	103	44
Net cash used in operating activities	(2,173)	(3,696)
Cash flows from financing activities:
Proceeds from sale of Series B Convertible Preferred Stock	1,000	-
Series B Convertible Preferred Stock issuance costs	(50)	-
Cash provided by financing activities	950	-
Net decrease in cash, cash equivalents and restricted cash	(1,223)	(3,696)
Cash, cash equivalents and restricted cash — beginning of period	4,098	9,531
Cash, cash equivalents and restricted cash — end of period	$2,875	$5,835

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,168	$5,825
Restricted cash	700	-
Long-term restricted cash	7	10
Total cash, cash equivalents and restricted cash	$2,875	$5,835

Supplemental non-cash disclosures:
Accrued dividends on Series B Convertible Preferred Stock	16	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PULMATRIX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share data)

1. Organization

Pulmatrix, Inc. (“Pulmatrix” or the “Company”) was incorporated in 2013 as a Delaware corporation. The Company is a biopharmaceutical company that has focused on the development of novel inhaled therapeutic products intended to prevent and treat migraine and respiratory diseases with important unmet medical needs using its patented iSPERSE™ technology. The Company’s proprietary dry powder delivery platform, iSPERSE™, is engineered to deliver small, dense particles with highly efficient dispersibility and delivery to the airways, which can be used with an array of dry powder inhaler technologies and can be formulated with a variety of drug substances.

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

2. Summary of Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026, and amended on June 16, 2026 (the “Annual Report”).

The financial information as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, is unaudited. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The balance sheet data as of December 31, 2025, was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

As of June 30, 2026, the Company had $2.2 million in cash and cash equivalents, as well as $0.7 million in restricted cash that would become unrestricted following consummation of the Merger or upon any termination of the Merger Agreement in accordance with its terms. Management believes that, given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these financial statements are issued without the closing of the Merger.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. Except for the following, during the six months ended June 30, 2026, the Company did not make any changes to its significant accounting policies.

Convertible Preferred Stock

The Company classifies convertible preferred stock as permanent equity in the accompanying consolidated balance sheet, as no mandatory or contingent redemption features exist. Since dividends paid in-kind accrue whether or not declared by the board of directors, such dividends are accumulated to the carrying value of the convertible preferred stock, with a corresponding reduction to additional paid-in capital because the Company is in an accumulated deficit position.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2026, that had a material effect on its condensed consolidated financial statements.

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

As of June 30, 2026, there are no other new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Insurance	$226	$3
Software and hosting costs	6	4
Other	139	34
Total prepaid expenses and other current assets	$371	$41

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Legal and patents	$90	$2
Wages and incentives	26	41
Accrued Merger-related accounting fees	35	-
Other	9	14
Total accrued expenses and other current liabilities	$160	$57

5. Preferred Stock

The Company’s amended and restated certificate of incorporation (the “Articles”) provides for a class of authorized stock known as preferred stock, consisting of 500,000 shares, $0.0001 par value per share, issuable from time to time in one or more series.

The Company previously designated 6,746 shares as Series A Convertible Preferred Stock, none of which remain issued and outstanding as of June 30, 2026 or December 31, 2025.

During the six months ended June 30, 2026, the Company designated 1,100 shares of Series B Convertible Preferred Stock, par value of $0.0001 and stated value equal to $1,000 (the “Series B Convertible Preferred Stock”).

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

Voting rights: Holders of Series B Convertible Preferred Stock are entitled to vote upon, in the same manner and with the same effect as the holders of the Company’s common stock, voting together with the holders of the Company’s common stock as a single class. Each share of Series B Convertible Preferred Stock entitles the holder thereof to cast that number of votes per share of Series B Convertible Preferred Stock as is equal to the stated value of the Series B Convertible Preferred Stock, divided by the Conversion Price, and subject to adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions.

In connection with the Purchase Agreement, the Company and the Buyer entered into a voting agreement, pursuant to which the Buyer has agreed to vote in favor of matters as related to the proposed Merger at any annual or special meeting and other matters of which the Company’s board of directors has recommended the stockholders to vote in favor.

The Company evaluated the classification of the Series B Convertible Preferred Stock and determined equity classification was appropriate due to no mandatory or contingent redemption features. The carrying value of the preferred stock is reported net of $50 thousand of issuance costs incurred by the Company in connection with the Purchase Agreement.

From April 16, 2026, the issuance date, through June 30, 2026, the Company accrued cumulative dividends of approximately $16 thousand, included in the carrying value of preferred stock on the accompanying balance sheet as of June 30, 2026, with a corresponding reduction to additional paid-in capital. The accrued dividends would convert into approximately 7 thousand shares of common stock, as converted based on the Conversion Price as of June 30, 2026.

Pursuant to the Purchase Agreement, prior to the date of the consummation of the Merger, the Company shall be permitted to use up to $250 thousand of the net proceeds for working capital and other general corporate purposes and shall not use the remainder of the net proceeds, subject to certain exceptions. From and after the date of the consummation of the Merger, or upon any termination of the Merger Agreement in accordance with its terms, these restrictions no longer apply. Accordingly, the Company reported $700 thousand of the net proceeds as restricted cash on the accompanying balance sheet as of June 30, 2026.

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

During the six months ended June 30, 2026, and 2025, no shares of the Company’s common stock were sold under the Sales Agreement.

7. Warrants

There were no warrants issued or exercised during the six months ended June 30, 2026. During the six months ended June 30, 2026, warrants to purchase up to 65,003 shares of common stock at a weighted-average exercise price of $49.99 per share expired. The following represents a summary of the warrants outstanding and exercisable at June 30, 2026, all of which are equity-classified:

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

No stock options were granted or exercised during the six months ended June 30, 2026. The following table summarizes stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2026	33,858	$17.67
Forfeited, cancelled and expired	(1,569)	$48.53
Outstanding — June 30, 2026	32,289	$16.17	5.29	$-
Exercisable — June 30, 2026	30,858	$16.73	5.23	$-

The Company records stock-based compensation expense related to stock options based on their grant-date fair value. As of June 30, 2026, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options granted under the Incentive Plan. The Company recognized stock-based compensation expense, all classified within general and administrative expense, of $2 thousand and $6 thousand during the three months ended June 30, 2026 and 2025, respectively, and $5 thousand and $14 thousand during the six months ended June 30, 2026 and 2025, respectively.

9. Commitments and Contingencies

Research and Development Activities

The Company has contracted with various other organizations to conduct research and development activities, including clinical trials. The scope of the services under contracts for research and development activities may be modified and the contracts, subject to certain conditions, may generally be cancelled by the Company upon written notice. In some instances, the contracts, subject to certain conditions, may be cancelled by the third party. As of June 30, 2026, the Company had no material noncancellable commitments.

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

10. Income Taxes

The Company had no income tax expense for the six months ended June 30, 2026, and 2025 due to operating losses incurred since inception.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of June 30, 2026, and December 31, 2025.

The Company applies FASB Accounting Standards Codification 740, Income Taxes, for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax assets and the corresponding valuation allowance. The Company has no material uncertain tax positions as of June 30, 2026, and December 31, 2025.

11. Net Loss Per Share

Basic and diluted net loss per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common and participating securities, which include the Series B Convertible Preferred Stock and certain warrants. Undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the participating securities. The Company adjusts net loss attributable to common stockholders for dividends accrued on convertible preferred stock.

Basic loss per share is then calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number common shares outstanding during the period, after taking into consideration any potentially dilutive effects from outstanding convertible instruments, stock options or warrants.

Basic and diluted net loss per share were the same for the three and six months ended June 30, 2026, and 2025, as the effect of potentially dilutive securities would have been anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an anti-dilutive impact.

	Three and Six Months Ended June 30,
	2026	2025
Options to purchase common stock	32,289	33,858
Preferred stock and accrued dividends convertible into common stock	461,819	-
Warrants to purchase common stock	317,585	918,418
Total potentially dilutive securities excluded	811,693	952,276

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

13. Subsequent Events

The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2026, through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2026, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. The Company has determined that no events requiring recognition or disclosure exist other than those already disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The information set forth below should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026, and amended on June 16, 2026 (the “Annual Report”). Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Pulmatrix, Inc., a Delaware corporation and its subsidiaries.

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

The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of June 30, 2026, our patent portfolio related to iSPERSE™ included approximately 142 granted patents, 17 of which are granted US patents, with expiration dates from 2030 to 2043, and approximately 49 additional pending patent applications in the US and other jurisdictions. Our in-licensed portfolio related to kinase inhibitors included approximately 285 granted patents, 33 of which are granted US patents, with expiration dates from 2029 to 2035, and approximately 8 additional pending patent applications in the US and other jurisdictions. We have national phase applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Hong Kong and the United States that cover certain formulations and methods of use relevant to our PUR3100 program.

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

In July 2026, Pulmatrix was awarded a patent in India with claims encompassing PUR1900 resulting from a patent hearing in India.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$2	$14	$(12)
General and administrative	1,044	1,534	(490)
Total operating expenses	1,046	1,548	(502)
Loss from operations	(1,046)	(1,548)	502
Other income (expense):
Interest income	10	41	(31)
Fair value adjustment of warrants	-	1	(1)
Other income (expense), net	-	(43)	43
Net loss	$(1,036)	$(1,549)	$513

Research and development expenses — Research and development expenses were less than $0.1 million for both the three months ended June 30, 2026, and 2025. All clinical development is currently on hold while we work to license or monetize our clinical assets.

General and administrative expenses — General and administrative expenses were $1.0 million for the three months ended June 30, 2026, as compared to $1.5 million for the three months ended June 30, 2025, a decrease of approximately $0.5 million. The decrease was primarily due to lower costs incurred as related to software subscriptions, legal and patent costs, and business development and merger-related activities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$5	$33	$(28)
General and administrative	2,333	3,362	(1,029)
Total operating expenses	2,338	3,395	(1,057)
Loss from operations	(2,338)	(3,395)	1,057
Other income (expense):
Interest income	22	94	(72)
Fair value adjustment of warrants	-	67	(67)
Other income (expense), net	108	(123)	231
Net loss	$(2,208)	$(3,357)	$1,149

Research and development expenses — Research and development expenses were less than $0.1 million for both the six months ended June 30, 2026, and 2025. All clinical development is currently on hold while we work to license or monetize our clinical assets.

General and administrative expenses — General and administrative expenses were $2.3 million for the six months ended June 30, 2026, as compared to $3.4 million for the six months ended June 30, 2025, a decrease of approximately $1.0 million. The decrease was primarily due to lower costs incurred as related to business development and merger-related activities, software subscriptions and legal and patent costs.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2026, we incurred an accumulated deficit of $304.5 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and general and administrative expenses supporting those activities. We have financed our operations since inception primarily through the sale of preferred and common stock, the issuance of convertible promissory notes, term loans, and collaboration and license agreements. Our total cash and cash equivalents balance as of June 30, 2026, was $2.2 million plus $0.7 million in restricted cash.

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

As of June 30, 2026, we had $2.2 million in cash and cash equivalents, as well as $0.7 million in restricted cash that would become unrestricted following consummation of the Merger or upon any termination of the Merger Agreement in accordance with its terms. We expect to incur significant costs in connection with the Merger and even if the Merger is ultimately not consummated, including legal and professional services costs related to filing registration statements with the SEC and obtaining shareholder approval.

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

In order to continue development of our programs, we would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to us on acceptable terms, or at all. Contingent on securing additional funding and continuing development of our product candidates, we anticipate that we would continue to incur losses over the next several years due to development costs associated with our iSPERSE™ pipeline programs.

Cash Flows

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(2,173)	$(3,696)
Net cash provided by financing activities	950	-
Net decrease in cash, cash equivalents, and restricted cash	$(1,223)	$(3,696)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026, was $2.2 million, which was primarily the result of $2.2 million of net loss.

Net cash used in operating activities for the six months ended June 30, 2025, was $3.7 million, which was primarily the result of $3.4 million of net loss, $0.3 million of cash outflows associated with changes in operating assets and liabilities and less than $0.1 million in net non-cash adjustments.

Net cash used in investing activities

No net cash was used in investing activities for the six months ended June 30, 2026.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2026, resulting from the $1.0 million sale of Series B Convertible Preferred Stock during the period, net of $50 thousand of issuance costs.

Financings

2026 Series B Convertible Preferred Stock Private Placement

In connection with the entry into the Merger Agreement, we entered into a Securities Purchase Agreement, dated as of March 26, 2026, with an affiliate of Eos (the “Buyer”), pursuant to which we agreed to issue and sell to the Buyer in a private placement an aggregate of 1,000 shares of Series B Convertible Preferred Stock for aggregate gross proceeds of $1.0 million, which we received during the three months ended March 31, 2026. We issued the shares of Series B Convertible Preferred Stock to the Buyer on April 16, 2026.

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

During the six months ended June 30, 2026, and 2025, no shares of our common stock were sold under the Sales Agreement.

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties including, should it resume development of its product candidates, risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Should the Company resume development of its product candidates, significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization, would be required. These efforts would require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, should the Company resume development of its product candidates, it is uncertain when, if ever, the Company would realize revenue from product sales. Ongoing conflicts, such as those in Venezuela, between Russia and Ukraine, and in the Middle East may adversely affect the economy and political conditions in the United States may be adversely affected, and in turn, affect our business and financial condition. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the risk factors below and incorporated herein by reference and other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, our cash and cash equivalents balance was approximately $2.2 million, with an additional $0.7 million in restricted cash.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflicts in Venezuela, between Russia and Ukraine or in the Middle East. While we do not have any customer or direct supplier relationships in impacted areas at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, Iran, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our business and/or our supply chain, business partners, employees or customers, and interrupt our ability to supply products, or otherwise adversely impact our business.

Risks Related to the Merger

You should carefully consider the risk factors related to our business described under the heading “Risks Related to the Merger” beginning on page 24 of our registration statement on Form S-4 filed with the SEC on August 3, 2026, which such section and risk factors incorporated herein by reference.

Risks Related to the Proposed Reverse Stock Split

You should carefully consider the risk factors related to our business described under the heading “Risks Related to Proposed Reverse Stock Split” beginning on page 30 of our registration statement on Form S-4 filed with the SEC on August 3, 2026, which such section and risk factors are incorporated herein by reference.

Risks Related to the Combined Company

You should carefully consider the risk factors related to our business described under the heading “Risks Related to the Combined Company” beginning on page 60 of our registration statement on Form S-4 filed with the SEC on August 3, 2026, which such section and risk factors are incorporated herein by reference.

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

PULMATRIX, INC.

Date: August 13, 2026	By:	/s/ Peter Ludlum
Peter Ludlum
Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Termination Agreement, dated June 29, 2026, by and among Pulmatrix, Inc., EOS Senolytix, Inc. and Senotherapeutix, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s registration statement on Form S-4 filed with the SEC on July 9, 2026).

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

